Form 10-Q
period 2007-09-30
HALLIBURTON CO
filed 2007-10-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes                 No      X

As of October 19, 2007, 881,153,038 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-5

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22-46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1(a).	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars and shares except per share data	2007	2006	2007	2006
Revenue:
Services	$2,951	$2,566	$8,217	$7,073
Product sales	977	826	2,868	2,373
Total revenue	3,928	3,392	11,085	9,446
Operating costs and expenses:
Cost of services	2,111	1,770	5,908	4,957
Cost of sales	845	669	2,423	1,936
General and administrative	63	84	214	243
Gain on sale of business assets, net	(1)	(1)	(51)	(12)
Total operating costs and expenses	3,018	2,522	8,494	7,124
Operating income	910	870	2,591	2,322
Interest expense	(39)	(40)	(118)	(124)
Interest income	26	36	100	94
Other, net	(1)	(3)	(6)	(2)
Income from continuing operations before income taxes
and minority interest	896	863	2,567	2,290
Provision for income taxes	(152)	(257)	(695)	(725)
Minority interest in net income of subsidiaries	(18)	(3)	(22)	(15)
Income from continuing operations	726	603	1,850	1,550
Income from discontinued operations, net of income tax
provision of $0, $61, $11, and $123	1	8	959	140
Net income	$727	$611	$2,809	$1,690
Basic income per share:
Income from continuing operations	$0.83	$0.60	$2.00	$1.52
Income from discontinued operations, net	-	0.01	1.04	0.13
Net income per share	$0.83	$0.61	$3.04	$1.65
Diluted income per share:
Income from continuing operations	$0.79	$0.57	$1.93	$1.46
Income from discontinued operations, net	-	0.01	0.99	0.13
Net income per share	$0.79	$0.58	$2.92	$1.59

Cash dividends per share	$0.09	$0.075	$0.255	$0.225
Basic weighted average common shares outstanding	880	1,011	925	1,021
Diluted weighted average common shares outstanding	917	1,048	961	1,062
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Millions of dollars and shares except per share data	2007	2006
Assets
Current assets:
Cash and equivalents	$735	$2,918
Receivables (less allowance for bad debts of $51 and $40)	3,109	2,629
Inventories	1,560	1,235
Investments in marketable securities	1,156	20
Current deferred income taxes	275	205
Current assets of discontinued operations	-	3,898
Other current assets	386	285
Total current assets	7,221	11,190
Property, plant, and equipment, net of accumulated depreciation of $3,991 and $3,793	3,337	2,557
Goodwill	731	486
Noncurrent deferred income taxes	439	448
Noncurrent assets of discontinued operations	-	1,497
Other assets	741	682
Total assets	$12,469	$16,860
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$798	$655
Accrued employee compensation and benefits	525	496
Income tax payable	216	146
Deferred revenue	188	171
Current maturities of long-term debt	10	26
Current liabilities of discontinued operations	-	2,831
Other current liabilities	454	409
Total current liabilities	2,191	4,734
Long-term debt	2,796	2,783
Employee compensation and benefits	503	474
Noncurrent liabilities of discontinued operations	-	981
Other liabilities	692	443
Total liabilities	6,182	9,415
Minority interest in consolidated subsidiaries	90	69
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,062 and 1,060
shares	2,655	2,650
Paid-in capital in excess of par value	1,694	1,689
Accumulated other comprehensive income (loss)	(178)	(437)
Retained earnings	7,591	5,051
	11,762	8,953
Less 181 and 62 shares of treasury stock, at cost	5,565	1,577
Total shareholders’ equity	6,197	7,376
Total liabilities and shareholders’ equity	$12,469	$16,860
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$2,809	$1,690
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations	(959)	(140)
Depreciation, depletion, and amortization	417	356
Provision (benefit) for deferred income taxes, including $(15) and $23 related to discontinued
operations	(82)	558
Gain on sale of assets	(51)	(19)
Other changes:
Receivables	(318)	(265)
Inventories	(320)	(252)
Accounts payable	109	144
Contributions to pension plans	(23)	(57)
Other	237	(80)
Cash flows from continuing operations	1,819	1,935
Cash flows from discontinued operations	(55)	335
Total cash flows from operating activities	1,764	2,270
Cash flows from investing activities:
Capital expenditures	(1,064)	(569)
Sales of property, plant, and equipment	124	108
Dispositions (acquisitions) of business assets, net of cash acquired or disposed	(447)	7
Sales (purchases) of short-term investments in marketable securities, net	(1,113)	–
Investments – restricted cash	55	–
Other investing activities	(21)	(10)
Cash flows from continuing operations	(2,466)	(464)
Cash flows from discontinued operations	(13)	233
Total cash flows from investing activities	(2,479)	(231)
Cash flows from financing activities:
Payments to reacquire common stock	(1,303)	(1,056)
Proceeds from exercises of stock options	92	146
Borrowings (repayments) of short-term debt, net	(2)	(14)
Payments of long-term debt	(3)	(323)
Payments of dividends to shareholders	(235)	(231)
Tax benefit from exercise of options and restricted stock	22	–
Other financing activities	(4)	(3)
Cash flows from continuing operations	(1,433)	(1,481)
Cash flows from discontinued operations	(18)	(18)
Total cash flows from financing activities	(1,451)	(1,499)
Effect of exchange rate changes on cash	(17)	(13)
Increase (decrease) in cash and equivalents	(2,183)	527
Cash and equivalents at beginning of period	2,918	2,001
Cash and equivalents at end of period	$735	$2,528
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$118	$135
Income taxes from continuing operations	$689	$202
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2007, the results of our operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2007 may not be indicative of results for the full year.
As the result of realigning our products and services during the third quarter of 2007, we are now reporting two business segments.  See Note 4 for further information.  Additionally, KBR, Inc. (KBR) has been reclassified to discontinued operations in the condensed consolidated financial statements.  All prior periods presented reflect these changes.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2007	2006	2007		2006
Revenue	$-	$2,439	$2,250		$7,114
Operating income	$-	$96	$62		$118
Net income	$-	$10	$23	(a)	$141
(a)	Net income for the nine months ended September 30, 2007 represents our 81% share of KBR, Inc.’s results.

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
As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.  The estimated fair value of these indemnities and guarantees are primarily included in “Other liabilities” on the condensed consolidated balance sheet.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.  Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us.  The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit.  Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans.  Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that had not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock.  As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan.

Note 3.  Acquisitions and Dispositions
PSL Energy Services Limited
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), a leading eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  As a result of the acquisition, we are expecting to enhance our existing product offerings throughout the eastern hemisphere.  We paid approximately $320 million for PSLES, consisting of $316 million in cash and $4 million in debt assumed, subject to adjustment for working capital purposes, and, as of September 30, 2007, we had recorded goodwill of $136 million and intangible assets of $54 million on a preliminary basis until our analysis of the fair value of assets acquired and liabilities assumed is complete.  Beginning in July 2007, PSLES’s results of operations are included in our Completion and Production segment.
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
Ultraline Services Corporation
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation (Ultraline), a division of Savanna Energy Services Corp.  Ultraline is a provider of wireline services in Canada.  We paid approximately $178 million for Ultraline.  As of September 30, 2007, we had recorded goodwill of $108 million and intangible assets of $41 million.  Beginning in January 2007, Ultraline’s results of operations are included in our Drilling and Evaluation segment.

Note 4.  Business Segment Information
Subsequent to the KBR separation, in the third quarter of 2007, we realigned our products and services to improve operational and cost management efficiencies, better serve our customers, and become better aligned with the process of exploring for and producing from oil and natural gas wells.  We now operate under two divisions, which form the basis for the two operating segments we now report:  the Completion and Production segment and the Drilling and Evaluation segment.  All periods presented reflect reclassifications related to the change in operating segments and the reclassification of certain amounts between the operating segments and Corporate and other.  The two KBR segments have been reclassified to discontinued operations as a result of the separation of KBR from us.
Following is a discussion of our operating segments.
Completion and Production delivers cementing, stimulation, intervention, and completion services.  This segment consists of production enhancement services, completion tools and services, and cementing services.
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
Drilling and Evaluation provides field and reservoir modeling, drilling, evaluation, and precise well-bore placement solutions that enable customers to model, measure, and optimize their well construction activities.  This segment consists of Baroid Fluid Services, Sperry Drilling Services, Security DBS Drill Bits, wireline and perforating services, Landmark, and project management.
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
Landmark is a supplier of integrated exploration, drilling, and production software information systems, as well as consulting and data management services for the upstream oil and gas industry.
This segment also provides oilfield project management and integrated solutions to independent, integrated, and national oil companies.  These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and gas assets.
The following table presents information on our business segments.  “Corporate and other” includes corporate expenses and other operational transactions that do not specifically relate to the business segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2007	2006	2007	2006
Revenue:
Completion and Production	$2,187	$1,896	$6,097	$5,279
Drilling and Evaluation	1,741	1,496	4,988	4,167
Total revenue	$3,928	$3,392	$11,085	$9,446

Operating income (loss):
Completion and Production	$596	$564	$1,628	$1,543
Drilling and Evaluation	372	368	1,082	943
Corporate and other	(58)	(62)	(119)	(164)
Total operating income	$910	$870	$2,591	$2,322

Intersegment revenue was immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.

	September 30,	December 31,
Millions of dollars	2007	2006
Total assets:
Completion and Production	$4,779	$3,636
Drilling and Evaluation	4,402	3,566
Shared energy services	853	1,216
Corporate and other	2,435	3,047
Discontinued operations	-	5,395
Total	$12,469	$16,860

Not all assets are associated with specific segments.  Those assets specific to segments include receivables, inventories, certain identified property, plant, and equipment (including field service equipment), equity in and advances to related companies, and goodwill.  The remaining assets, such as cash, are considered to be shared among the segments and are included in “Shared energy services.”
As of September 30, 2007, 36% of our gross trade receivables were from customers in the United States.  As of December 31, 2006, 39% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 5.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $74 million at September 30, 2007 and $58 million at December 31, 2006.  If the weighted average cost method was used, total inventories would have been $23 million higher than reported at September 30, 2007 and $20 million higher than reported at December 31, 2006.  Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2007	2006
Finished products and parts	$1,050	$883
Raw materials and supplies	394	256
Work in process	116	96
Total	$1,560	$1,235

Finished products and parts are reported net of obsolescence reserves of $69 million at September 30, 2007 and $63 million at December 31, 2006.

Note 6.  Investments
Investments in marketable securities
At September 30, 2007, we had $1.2 billion invested in marketable securities, consisting of auction-rate securities and variable-rate demand notes.  Our auction-rate securities and variable-rate demand notes are classified as available-for-sale and recorded at fair value.  At December 31, 2006, our investments in marketable securities were $20 million.

Restricted and committed cash
At September 30, 2007, we had restricted cash of $53 million, which primarily consisted of collateral for potential future insurance claim reimbursements, included in “Other assets.”  At December 31, 2006, we had restricted cash of $108 million in “Other assets,” which primarily consisted of similar items.  The $55 million decrease in restricted cash primarily reflects the release, due to the separation of KBR, of collateral related to potential insurance claim reimbursements.

Note 7.  Debt
The stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 changed to 53.2993 shares of common stock per each $1,000 principal amount of the convertible senior notes in the third quarter of 2007 due to the increased quarterly dividend paid on the common stock.
On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility with generally similar terms and conditions except that the new facility does not contain any financial covenants.  The purpose of the facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the revolving credit facility as of September 30, 2007.

Note 8.  Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2007	2006	2007	2006
Net income	$727	$611	$2,809	$1,690

Cumulative translation adjustments	–	14	–	51
Realization of (gains) losses included in net income	–	2	(24)	(14)
Net cumulative translation adjustments	–	16	(24)	37

Realized pension liability adjustments	–	–	282	–

Unrealized net gains (losses) on investments
and derivatives	–	(10)	1	11
Realization of gains on investments and
derivatives included in net income	–	(1)	–	(1)
Net unrealized gains (losses) on investments
and derivatives	–	(11)	1	10

Total comprehensive income	$727	$616	$3,068	$1,737

Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
Millions of dollars	2007	2006
Cumulative translation adjustments	$(62)	$(38)
Pension liability adjustments	(118)	(400)
Unrealized gains on investments and derivatives	2	1
Total accumulated other comprehensive income	$(178)	$(437)

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
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies.  Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables.  Cash payments of approximately $24 million related to these receivables were received in the first nine months of 2007.  At September 30, 2007, the remaining amounts that we will receive under the terms of the settlement agreements totaled $238 million or $223 million on a present value basis, to be paid in several installments through 2010.  Of the $223 million recorded at September 30, 2007, $90 million was classified as current.
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  At September 30, 2007, we had not recorded any liability associated with these indemnifications.

Note 10.  Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We anticipate that we will enter into an appropriate agreement with each of the SEC and the DOJ.
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

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004 and our 2007 reporting of this matter to the government.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  The government has expressed concern regarding the level of our cooperation.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of September 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 for additional information.
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
In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense, and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense, and/or settlement of FCPA matters, we may terminate the indemnity.

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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  The designation of the material to be used for the bolts was issued by Petrobras, and as such, we understand that KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The final arbitration hearing is expected to begin in 2008.
Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court alleging violations of the federal securities laws after the SEC initiated an investigation in connection with our change in accounting for revenue on long-term construction projects and related disclosures.  In the weeks that followed, approximately twenty similar class actions were filed against us.  Several of those lawsuits also named as defendants several of our present or former officers and directors.  The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003.  As a result of a substitution of lead plaintiffs, the case is now styled Archdiocese of Milwaukee Supporting Fund (“AMSF”) v. Halliburton Company, et al. (the “AMSF classification”).  We settled with the SEC in the second quarter of 2004.
In June 2003, the lead plaintiffs filed a motion for leave to file a second amended consolidated complaint, which was granted by the court.  In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint included claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure (the “Dresser claims”).  The memorandum of understanding contemplated settlement of the Dresser claims as well as the original claims.
In June 2004, the court entered an order preliminarily approving the settlement.  Following the transfer of the case to another district judge, the court held that evidence of the settlement’s fairness was inadequate, denied the motion for final approval of the settlement, and ordered the parties to mediate.  The mediation was unsuccessful.

In April 2005, the court appointed new co-lead counsel and named AMSF the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss.  The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement.  In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting AMSF to replead some of those claims to correct deficiencies in its earlier complaint.  In April 2006, AMSF filed its fourth amended consolidated complaint.  We filed a motion to dismiss those portions of the complaint that had been repled.  A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our CEO.  The court ordered that the case proceed against our CEO and Halliburton.  In response to a motion by the lead plaintiff, on February 26, 2007, the court ordered the removal and replacement of their co-lead counsel.  Most recently, upon becoming aware of a United States Supreme Court opinion issued near the end of its most recently completed term, the court allowed further briefing on the motion to dismiss filed on behalf of our CEO.  That briefing is complete, but the court has not yet ruled.  In September 2007, AMSF filed a motion for class certification.  Our response to the motion is due on November 1, 2007.  The case is set for trial in July 2009.
As of September 30, 2007, we had not accrued any amounts related to this matter.
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands.  The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations.  These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute.  Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations.  In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information.  We understand this matter has now been referred by OFAC to the DOJ.  In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents.  We are cooperating with the government’s investigation and responded to the subpoena by producing documents in September 2004.  As of September 30, 2007, we had not accrued any amounts related to this investigation.
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
David Hudak and International Hydrocut Technologies Corp.
In October 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corporate Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts.  The action arose out of Hudak’s alleged purchase from us in early 1994 of certain explosive charges that were later alleged by the DOJ to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful.  As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges.  This case was settled in August 2007.  The amount of the settlement was not material.

M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market, had sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures.  The claims M-I asserted are based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act.  In October 2006, a federal court dismissed our infringement action based upon its holding that the claims in our patent were indefinite and the patent was, therefore, invalid.  That judgment is now on appeal.  M-I also alleges that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law.  M-I seeks compensatory damages, which it claims should be trebled, as well as punitive damages and injunctive relief.  We believe that M-I’s claims are without merit and intend to aggressively defend them.  As of September 30, 2007, we had not accrued any amounts in connection with this matter.
Dirt, Inc. litigation
Dirt, Inc. has brought suit in Alabama against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd., claiming that Bredero-Shaw disposed of hazardous waste in a construction materials landfill owned and operated by Dirt, Inc.  Bredero-Shaw has offered to take responsibility for clean-up of the site.  The plaintiff has not accepted that offer, and the amount of such clean-up cost is disputed, with expert opinions ranging from $6 million to $144 million.  Our share of any award for the clean-up costs could be as much as 50%.  The plaintiff is also seeking punitive damages, which under Alabama law could be an amount up to three times actual damages; we believe, however, that we have valid legal defenses to the imposition of any punitive damages against us.  We are vigorously defending this action, which will be tried during the fourth quarter of 2007.  We have accrued our 50% portion of an estimate of what we believe it will cost to remediate the site.
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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $75 million as of September 30, 2007 and $39 million as of December 31, 2006.  Our total liability related to environmental matters covers numerous properties.  We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established a liability.  As of September 30, 2007, those 11 sites accounted for approximately $11 million of our total $75 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of September 30, 2007, including $1.3 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 11.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
Millions of shares	2007	2006	2007	2006
Basic weighted average common shares outstanding	880	1,011	925	1,021
Dilutive effect of:
Convertible senior notes premium	30	27	28	30
Stock options	6	8	6	9
Restricted stock	1	2	2	2
Diluted weighted average common shares outstanding	917	1,048	961	1,062

Excluded from the computation of diluted income per share are options to purchase four million shares of common stock that were outstanding during the three and nine months ended September 30, 2007 and two million shares that were outstanding during the three and nine months ended September 30, 2006.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR, Inc. common stock we owned.

Note 12.  Income Taxes
In the third quarter of 2007, we recorded a $133 million favorable income tax impact from our ability to recognize United States foreign tax credits we previously estimated would not be fully benefited.  We now believe we can utilize these credits currently because we have generated additional taxable income for 2006 and expect to continue to generate a higher level of taxable income largely from the growth of our international operations.
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
The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties
Balance at January 1, 2007	$266	$47
Increase (decrease) in prior year tax positions	50	(3)
Increase in current year tax positions	10	2
Decrease related to settlements with taxing authorities	(7)	-
Decrease related to lapse of statute of limitations	(1)	-
Reclassification to discontinued operations	(24)	(13)
Balance at September 30, 2007	$294	$33

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our condensed consolidated statements of operations.
At September 30, 2007, $50 million of tax benefits associated with United States foreign tax credits was included in the balance of unrecognized tax benefits that could be resolved within the next twelve months.  A review of foreign tax documentation is currently underway and will likely be significantly progressed within the next twelve months.  Also, as of September 30, 2007, a significant portion of our non-United States unrecognized tax benefits, while not individually significant, could be settled within the next twelve months.  As of September 30, 2007, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions.  In most cases, we are no longer subject to United States federal, state, and local, or non-United States income tax examination by tax authorities for years before 1998.

Note 13.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended September 30
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$6	$-	$6
Interest cost	2	11	2	9
Expected return on plan assets	(2)	(10)	(2)	(7)
Settlements/curtailments	1	-	-	-
Recognized actuarial loss	2	3	1	1
Net periodic benefit cost	$3	$10	$1	$9

	Nine Months Ended September 30
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$18	$-	$17
Interest cost	5	32	5	26
Expected return on plan assets	(5)	(28)	(5)	(21)
Settlement/curtailments	1	(1)	-	-
Recognized actuarial loss	5	7	4	5
Net periodic benefit cost	$6	$28	$4	$27

We currently expect to contribute approximately $26 million to our international pension plans in 2007.  During the nine months ended September 30, 2007, we contributed $23 million to our international pension plans, and we plan to contribute $3 million in the fourth quarter of 2007.  We do not have a required minimum contribution for our domestic plans; however, we made immaterial additional discretionary contributions in the third quarter of 2007.  We do not expect to make additional contributions to our domestic plans in the fourth quarter of 2007.
The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2007	2006	2007	2006
Components of net periodic
benefit cost:
Service cost	$1	$-	$1	$1
Interest cost	2	3	6	7
Net periodic benefit cost	$3	$3	$7	$8

Note 14.  Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 77 million shares of our common stock for approximately $2.6 billion at an average price per share of $33.85.  These numbers include the repurchases of approximately 37 million shares of our common stock for approximately $1.3 billion at an average price per share of $34.87 during the first nine months of 2007.  As of September 30, 2007, $2.4 billion remained available under this program.

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
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006.  We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without material impact to our financial statements.
In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We will adopt the provisions of SFAS No. 157 beginning January 1, 2008 and are currently evaluating the impact of this statement on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and are currently evaluating the impact of this statement on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first nine months of 2007, our continuing operations produced revenue of $11.1 billion and operating income of $2.6 billion, reflecting an operating margin of 23%.  Revenue increased $1.6 billion or 17% over the first nine months of 2006.  Operating income improved $269 million or 12% over the first nine months of 2006.  Internationally, our operations experienced 20% revenue growth and 22% operating income growth during the first nine months of 2007 compared to the same period in 2006, most of which was derived from our eastern hemisphere operations.
Business outlook
The outlook for our business remains generally favorable.  In the early months of 2007, we were negatively impacted by decreased activity in North America, particularly the well stimulation market in Canada and the United States Rocky Mountains.  This decline was primarily attributable to poor weather and customer delays to certain completion and stimulation plans.  However, we have seen a recovery in our United States land operations throughout the second and third quarters, particularly for our fracturing and cementing services.  In the third quarter, we saw increasing downward pressure on pricing, particularly in our United States pressure pumping land operations.  We are also beginning to see pricing pressures in other product lines, including fluid services, drill bits, and wireline and perforating.  Seasonal restrictions during the winter months may negatively impact activity levels in our North America land operations in the fourth quarter of 2007 and early 2008.  However, based on natural gas price forecasts and our customers’ drilling plans, we expect activity levels to increase in 2008.  While we foresee continued growth in our United States land operations, we do think there is downside risk to our operating margins if pricing continues to erode or if natural gas prices decline significantly.  In such a case, any increases in North American revenue may not offset the deterioration in our North American margins and our operating income.  In Canada, we experienced a seasonal recovery in the third quarter from the traditionally slow second quarter spring break-up season.  Looking ahead, however, we are not expecting a significant recovery in the foreseeable future.  Where appropriate, we have reduced personnel and moved equipment to higher utilization areas.
Outside of North America, our outlook remains positive.  Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex.  Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly in the eastern hemisphere, consistent with our initiative to grow our operations in that part of the world.  Outside of the seasonal impact of winter weather in Russia and the North Sea, we expect to realize continued expansion in the Middle East, Africa, Russia, the North Sea, and Asia.
For the remainder of 2007, we are focusing on:
-	maintaining optimal utilization of our equipment and resources;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we recently opened one and have plans for two more international research and development centers with global technology and training missions;

-
expanding our manufacturing capability and capacity with new manufacturing plants, such as three that opened in Mexico, Brazil, and Malaysia in the first half of 2007 and one in Singapore expected to open by year-end;

-	hiring and training additional personnel to meet the increased demand for our services;
-	pursuing strategic acquisitions in line with our core products and services to expand our portfolio in key geographic areas. Consistent with this objective:
-	in July 2007, we acquired the United Kingdom-based PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services;
-	also in July 2007, we entered into a definitive agreement to purchase the entire share capital of OOO Burservice, a leading provider of directional drilling services in Russia; and

-
in September 2007, we acquired the intellectual property and substantially all of the assets and existing business of GeoSmith Consulting Group, LLC, a leading developer of software components for 3-D interpretation and geometric modeling applications; and

-
increasing capital spending, primarily directed toward eastern hemisphere operations for service equipment additions and infrastructure related to recent project wins.  Capital spending for 2008 is expected to be approximately $1.5 billion to $1.7 billion.

Our operating performance is described in more detail in “Business Environment and Results of Operations.”
Separation of KBR, Inc.
In November 2006, KBR, Inc. (KBR) completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock.  The increase in the carrying amount of our investment in KBR, Inc., resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our condensed consolidated balance sheet at December 31, 2006.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR, Inc. common stock owned by us on that date for 85.3 million shares of our common stock.  Consequently, KBR operations have been reclassified to discontinued operations in the condensed consolidated financial statements for all periods presented.  Income from discontinued operations related to our 81% share of KBR’s results in the first nine months of 2007 was $23 million after tax or $0.02 per share.  In the second quarter of 2007, we recorded a gain on the disposition of KBR, Inc. of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR as described below, which is included in income from discontinued operations on the condensed consolidated statement of operations.
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

As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.  The estimated fair value of these indemnities and guarantees are primarily included in “Other liabilities” on the condensed consolidated balance sheet.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.  Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us.  The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit.  Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans.  Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that had not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock.  As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan.
See Note 10 to our condensed consolidated financial statements for further information.
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We anticipate that we will enter into an appropriate agreement with each of the SEC and the DOJ.
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

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004 and our 2007 reporting of this matter to the government.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  The government has expressed concern regarding the level of our cooperation.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of September 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our condensed consolidated financial statements for additional information.
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
In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense, and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense, and/or settlement of FCPA matters, we may terminate the indemnity.

Other corporate matters
Subsequent to the KBR separation, in the third quarter of 2007, we realigned our products and services to improve operational and cost management efficiencies, better serve our customers, and become better aligned with the process of exploring for and producing from oil and natural gas wells.  We now operate under two divisions, which form the basis for the two operating segments we now report:  the Completion and Production segment and the Drilling and Evaluation segment.
In May 2007, the Board of Directors increased the quarterly dividend by $0.015 per common share, or 20%, to $0.09 per share.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 77 million shares of our common stock for approximately $2.6 billion at an average price per share of $33.85.  These numbers include the repurchases of approximately 37 million shares of our common stock for approximately $1.3 billion at an average price per share of $34.87 during the first nine months of 2007.  As of September 30, 2007, $2.4 billion remained available under this program.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2007 with cash and equivalents of $735 million compared to $2.9 billion at December 31, 2006.  The decrease in cash and equivalents was primarily because we repurchased 37 million shares of our common stock at a cost of $1.3 billion under our share repurchase program and invested $1.1 billion in various marketable securities in the first nine months of 2007, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.
Significant sources of cash
Cash flows from operations contributed $1.8 billion to cash in the first nine months of 2007.  This included $55 million in cash outflows related to discontinued operations.
In May 2007, we sold our remaining interest in Dresser, Ltd. for $70 million in cash.
We received approximately $24 million in asbestos- and silica-related insurance proceeds in the first nine months of 2007 and expect to receive additional amounts as follows:

Millions of dollars
October 1 through December 31, 2007	$23
2008	67
2009	132
2010	16
Total	$238

Further available sources of cash.  On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility.  The purpose of the new facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of September 30, 2007.
Significant uses of cash
Capital expenditures were $1.1 billion in the first nine months of 2007.
During the first nine months of 2007, we invested in approximately $1.1 billion of marketable securities, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.

In January 2007, we acquired all of the intellectual property, current assets, and existing wireline services business associated with Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $178 million.
In the third quarter of 2007, we purchased the entire share capital of PSL Energy Services Limited (PSLES), a leading eastern hemisphere provider of process, pipeline, and well intervention services, for $316 million.
In July 2007, the Board of Directors declared a dividend of $0.09 per common share for the third quarter of 2007, payable on September 25, 2007 to shareholders of record at the close of business on September 3, 2007.  We paid $235 million in dividends to our shareholders in the first nine months of 2007.
During the first nine months of 2007, we repurchased approximately 37 million shares of our common stock at a cost of approximately $1.3 billion at an average price per share of $34.87, under our share repurchase program.
During the first nine months of 2007, we invested approximately $242 million in technology, including $216 million for company-sponsored research and development.
Future uses of cash.  Capital spending for 2007 is expected to be approximately $1.5 billion.  The capital expenditures forecast for 2007 is primarily directed toward our drilling services, wireline and perforating, production enhancement, and cementing operations.  Capital spending for 2008 is expected to be approximately $1.5 billion to $1.7 billion.
In October 2007, the Board of Directors declared a dividend of $0.09 per common share for the fourth quarter of 2007, payable on December 20, 2007 to shareholders of record at the close of business on December 3, 2007.  Thus, we expect to pay dividends of approximately $80 million in the fourth quarter of 2007.
In July 2007, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium over the face amount of our 3.125% convertible senior notes, should they be redeemed.  As of September 30, 2007, $2.4 billion remained available under this program.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of September 30, 2007, including $1.3 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings.  The credit ratings for our long-term debt are A2 with Moody’s Investors Service and A with Standard and Poor’s.  Our Moody’s rating became effective May 1, 2007, and was an upward revision from our previous Moody’s rating of Baa1, which had been in effect since December 2005.  Our Standard and Poor’s rating became effective August 20, 2007, and was an upward revision from our previous Standard and Poor’s rating of BBB+, which had been in effect since May 2006.  The credit ratings on our short-term debt are P1 with Moody’s Investors Service and A1 with Standard and Poor’s.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in nearly 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and gas industry throughout the lifecycle of the reservoir:  from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The two KBR segments have been reclassified to discontinued operations as a result of the separation of KBR.

The industries we serve are highly competitive with many substantial competitors in each segment.  In the first nine months of 2007, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States.  In the first nine months of 2006, 46% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oils, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2007	2006	2006
West Texas Intermediate	$75.16	$70.80	$66.17
United Kingdom Brent	74.62	70.03	65.35

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$6.00	$6.35	$6.81

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Land vs. Offshore	2007	2006	2007	2006
United States:
Land	1,716	1,624	1,682	1,533
Offshore	72	95	78	91
Total	1,788	1,719	1,760	1,624
Canada:
Land	346	490	337	477
Offshore	2	4	3	3
Total	348	494	340	480
International (excluding Canada):
Land	733	671	714	648
Offshore	287	270	287	269
Total	1,020	941	1,001	917
Worldwide total	3,156	3,154	3,101	3,021
Land total	2,795	2,785	2,733	2,658
Offshore total	361	369	368	363

	Three Months Ended		Nine Months Ended
	September 30		September 30
Oil vs. Gas	2007	2006	2007	2006
United States:
Oil	298	306	285	269
Gas	1,490	1,413	1,475	1,355
Total	1,788	1,719	1,760	1,624
Canada:
Oil	122	122	127	104
Gas	226	372	213	376
Total	348	494	340	480
International (excluding Canada):
Oil	798	720	780	703
Gas	222	221	221	214
Total	1,020	941	1,001	917
Worldwide total	3,156	3,154	3,101	3,021
Oil total	1,218	1,148	1,192	1,076
Gas total	1,938	2,006	1,909	1,945

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
After declining from record highs during the third and fourth quarters of 2006, WTI oil spot prices were expected to average $68.84 per barrel in 2007 and $73.50 per barrel in 2008 per the Energy Information Administration (EIA).  Between mid-December 2006 and mid-January 2007, the WTI crude oil price fell about $12 per barrel to a low of $50.51 per barrel, as warm weather reduced demand for heating fuels throughout most of the United States.  However, the WTI price recovered to over $66 per barrel by the end of March 2007, as the weather turned colder than normal and geopolitical tensions intensified.  Crude oil prices have continued to rise to record levels over the $80 per barrel mark throughout the second and third quarters of 2007 due to a tight world oil supply and demand balance.  We expect that oil prices will remain at these historically high levels due to a combination of the following factors:
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
According to the International Energy Agency’s (IEA) October 2007 “Oil Market Report,” the outlook for world oil demand remains strong, with China, the Middle East, and North America accounting for approximately 84% of the expected demand growth in 2007.  Excess oil production capacity is expected to remain constrained and that, along with increased demand, is expected to keep supplies tight.  Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices.  The IEA forecasts world petroleum demand growth in 2007 to increase 2% over 2006.

Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in the United States.  In the first quarter of 2007, we experienced lower than anticipated customer activity in North America, particularly the pressure pumping market in Canada and the United States Rockies.  Some of this activity decline was attributable to poor weather, including an early spring break-up season in Canada and severe weather early in 2007 in the United States Rockies and mid-continent regions.  In addition, the unusually warm start to the United States 2006/2007 winter caused concern about natural gas storage levels, which negatively impacted the price of natural gas.  This uncertainty made many of our customers more cautious about their drilling and production plans in the early part of 2007.  The second and third quarters of 2007 were characterized by increased activity for our United States customers and growth in the eastern hemisphere.  Despite recovery from a traditionally slow second quarter spring break-up season, Canada has experienced a significant decline in activity as compared to 2006.  Beginning in late 2006, we began moving equipment and personnel from Canada to the United States and Latin America to address the anticipated slowdown.  In October 2007, the EIA projected that the Henry Hub spot price will average $7.21 per thousand cubic feet (mcf) in 2007 and $7.86 per mcf in 2008.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors.  The discounts applied typically increase to partially offset price book increases.  We are currently experiencing increased pricing pressure from our customers in the North American market, particularly in Canada and in our United States well stimulation operations.  We have also begun to experience some pricing pressures in the United States in several other product lines, including cementing, fluid services, drill bits, and wireline and perforating.
Focus on international growth.  Consistent with our strategy to grow our international operations, we expect to continue to invest capital and increase manufacturing capacity to bring new tools online to serve the high demand for our services.  Following is a brief discussion of some of our recent initiatives:
-	we have opened a corporate office in Dubai, United Arab Emirates, allowing us to focus more attention on customer relationships in that part of the world, particularly with national oil companies;
-
in order to continue to supply our customers with leading-edge services and products, we have increased our technology spending during 2007 as compared to the prior year.  Our plans are progressing for new international research and development centers with global technology and training missions.  We opened one in Pune, India in the third quarter of 2007, and a second facility, which will be in Singapore, is expected to open by year-end;

-
we are expanding our manufacturing capability and capacity during 2007 to meet the increasing demands for our services and products.  In the first nine months of 2007, we opened manufacturing plants in Mexico, Brazil, and Malaysia, and we plan to open an additional plant in Singapore by year-end.  Having manufacturing facilities closer to our worksites will allow us to more efficiently deploy equipment to our field operations, as well as increase our use of local people and materials;

-
as our workforce becomes more global, the need for regional training centers increases.  To meet the increasing need for technical training, we opened a new training center in Tyumen, Russia during the first quarter of 2007.  We have also recently expanded training centers in Malaysia, Egypt, and Mexico; and

-
part of our growth strategy includes select acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations;

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

-
in July 2007, we acquired PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services.  This acquisition will increase our eastern hemisphere production enhancement operations significantly, putting us in a strong position in pipeline processing services both in the eastern hemisphere and globally;

-	in July 2007, we entered into a definitive agreement to purchase the entire share capital of OOO Burservice, a leading provider of directional drilling services in Russia; and
-
in September 2007, we acquired the intellectual property and substantially all of the assets and existing business of GeoSmith Consulting Group, LLC, a leading developer of software components for 3-D interpretation and geometric modeling applications.

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

-	a contract to provide acidizing, acid fracturing, water control, and nitrogen stimulation services for a customer in the Bay of Campeche, Mexico;
-	a contract to provide deepwater sand control completion technology in two offshore fields of India;
-	a contract to provide completion products and services to a group of energy companies for operations throughout Malaysia for a term of five years;
-	a contract to provide exploration and development testing services in high pressure, high temperature environments in Latin America;
-	a five-year contract for sand control completions for over 200 wells in offshore China;
-
a three-year contract to provide a full range of subsurface services, including drilling and formation evaluation, slickline, fluids, cementing services and production enhancement in Papua New Guinea; and

-	a contract to provide completion products and services in Indonesia.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

	Three Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Completion and Production	$2,187	$1,896	$291	15%
Drilling and Evaluation	1,741	1,496	245	16
Total revenue	$3,928	$3,392	$536	16%

By geographic region:
Completion and Production:
North America	$1,227	$1,159	$68	6%
Latin America	193	152	41	27
Europe/Africa/CIS	439	352	87	25
Middle East/Asia	328	233	95	41
Total	2,187	1,896	291	15
Drilling and Evaluation:
North America	620	579	41	7
Latin America	263	238	25	11
Europe/Africa/CIS	493	369	124	34
Middle East/Asia	365	310	55	18
Total	1,741	1,496	245	16
Total revenue by region:
North America	1,847	1,738	109	6
Latin America	456	390	66	17
Europe/Africa/CIS	932	721	211	29
Middle East/Asia	693	543	150	28

	Three Months Ended
OPERATING INCOME (LOSS):	September 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Completion and Production	$596	$564	$32	6%
Drilling and Evaluation	372	368	4	1
Corporate and other	(58)	(62)	4	7
Total operating income	$910	$870	$40	5%

By geographic region:
Completion and Production:
North America	$387	$411	$(24)	(6)%
Latin America	34	37	(3)	(8)
Europe/Africa/CIS	92	66	26	39
Middle East/Asia	83	50	33	66
Total	596	564	32	6
Drilling and Evaluation:
North America	110	162	(52)	(32)
Latin America	48	45	3	7
Europe/Africa/CIS	115	72	43	60
Middle East/Asia	99	89	10	11
Total	372	368	4	1
Total operating income by region
(excluding Corporate and other):
North America	497	573	(76)	(13)
Latin America	82	82	-	-
Europe/Africa/CIS	207	138	69	50
Middle East/Asia	182	139	43	31
Note 1	–	All periods presented reflect the new segment structure and the reclassification of certain amounts between the segments/regions and “Corporate and other.”

The increase in consolidated revenue in the third quarter of 2007 compared to the third quarter of 2006 was attributable to higher worldwide activity, particularly in the United States, Africa, and Europe.  Approximately $17 million in estimated revenue was lost during the third quarter of 2007 due to Gulf of Mexico hurricanes.  International revenue was 56% of consolidated revenue in the third quarter of 2007 and 54% of consolidated revenue in the third quarter of 2006.
The increase in consolidated operating income stems from a 40% increase in the eastern hemisphere and was due to increased customer activity, pricing gains, and new contracts primarily in Europe, Africa, and Asia Pacific.  Partially offsetting the increase in operating income was $32 million in charges for environmental reserves in the third quarter of 2007.
Following is a discussion of our results of operations by reportable segment.
Completion and Production increase in revenue compared to the third quarter of 2006 was led by a 30% increase in revenue from completion tools sales and services.  Increased completion tool sales and services primarily resulted from a large completion tools sale in Asia Pacific, increased activity in our WellDynamics joint venture in Africa, and increased completions in the United States.  Production enhancement services revenue grew 10% largely driven by higher utilization of fracturing crews and equipment in the United States, better prices and increased fracturing activity in Mexico, and the recent acquisition of PSLES in Europe.  Partially offsetting production enhancement services revenue was a decline in Canada’s activity.  Cementing services revenue increased 17%, which stemmed from increased activity in the United States, new contracts, increased activity, and better prices in Latin America, and increased activity in Eurasia.  International revenue was 46% of total segment revenue in the third quarter of 2007 and 44% of total segment revenue in the third quarter of 2006.

The Completion and Production segment operating income improvement compared to the third quarter of 2006 was led by completion tools sales.  Completion tools sales and services operating income grew 58%, with eastern hemisphere operating income increasing 63%.  The completion tools operating income increase was led by a large completion tool sale in Asia, increased activity in our WellDynamics joint venture in Africa, and increased completion activity in the United States.  Cementing operating income increased 10% compared to the prior year third quarter with improved pricing and increased activity in Europe and additional contracts in Latin America.  Production enhancement services operating income declined 7% from lower margins in the United States and reduced activity in Canada.
Drilling and Evaluation revenue increase for the third quarter of 2007 compared to the third quarter of 2006 was driven by 21% growth in drilling services revenue.  Drilling services revenue increased primarily from higher utilization of assets in the United States, new contracts and improved pricing in Europe, and increased activity in Africa.  Wireline and perforating services revenue improved 23% on a large direct sale in Asia and improved pricing and increased activity in Latin America.  Drill bits revenue increased 8% due to revenue growth in the United States and the North Sea.  Fluid services revenue, which grew 15%, benefited from improved sales in the North Sea.  Landmark revenue increased 16%, with growth in all four regions, due to stronger software sales and consulting services.  Project management services revenue declined 14% due to the completion of a project in Mexico.  International revenue was 68% of total segment revenue in the third quarter of 2007 and 66% of total segment revenue in the third quarter of 2006.
The increase in segment operating income was predominantly due to a 14% increase in drilling services operating income in Europe, new contracts and improved asset utilization in Russia, and increased activity in Africa.  Wireline and perforating services operating income increased 22%, with the eastern hemisphere contributing 67% of the increase.  The wireline and perforating services increase was primarily due to favorable pricing in Latin America and increased direct sales in Asia Pacific.  Fluid services operating income declined 46%, primarily from recording an additional reserve related to a North America environmental matter in the third quarter of 2007.  Drill bits operating income improved 12% over the prior year third quarter benefiting from high specification work in the North Sea, including successful runs of the XR™ Reamer hole enlargement tool, and improved fixed cutter bit sales in the United States.  Landmark’s year-over-year operating income grew 39% with increases in all four regions on improved sales of software and consulting services.  Project management’s operating income fell 29% from the prior year quarter due to the completion of a project in Mexico.
Corporate and other expenses were $58 million in the third quarter of 2007 compared to $62 million in the third quarter of 2006.  The decrease was primarily due to reduced legal fees.  Also, third quarter of 2007 included charges for additional reserves related to environmental matters.

NONOPERATING ITEMS
Interest income decreased $10 million compared to the third quarter of 2006 due to lower cash balances.
Provision for income taxes from continuing operations of $152 million in the third quarter of 2007 resulted in an effective tax rate of 17% compared to an effective tax rate of 30% in the third quarter of 2006.  The provision for income taxes in the third quarter of 2007 included a $133 million favorable income tax impact from the ability to recognize foreign tax credits previously estimated not to be fully utilizable.  We now believe we can utilize these credits currently because we have generated additional taxable income for 2006 and expect to continue to generate a higher level of taxable income largely from the growth of our international operations.
Minority interest in net income of subsidiaries increased $15 million compared to the third quarter of 2006 related primarily to our  joint ventures in Egypt, Malaysia, and Saudi Arabia.
Income from discontinued operations, net of income tax in the third quarter of 2006 primarily consisted of the results of KBR, Inc.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

	Nine Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Completion and Production	$6,097	$5,279	$818	15%
Drilling and Evaluation	4,988	4,167	821	20
Total revenue	$11,085	$9,446	$1,639	17%

By geographic region:
Completion and Production:
North America	$3,449	$3,171	$278	9%
Latin America	551	424	127	30
Europe/Africa/CIS	1,259	1,009	250	25
Middle East/Asia	838	675	163	24
Total	6,097	5,279	818	15
Drilling and Evaluation:
North America	1,816	1,621	195	12
Latin America	757	672	85	13
Europe/Africa/CIS	1,382	1,013	369	36
Middle East/Asia	1,033	861	172	20
Total	4,988	4,167	821	20
Total revenue by region:
North America	5,265	4,792	473	10
Latin America	1,308	1,096	212	19
Europe/Africa/CIS	2,641	2,022	619	31
Middle East/Asia	1,871	1,536	335	22

	Nine Months Ended
OPERATING INCOME (LOSS):	September 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Completion and Production	$1,628	$1,543	$85	6%
Drilling and Evaluation	1,082	943	139	15
Corporate and other	(119)	(164)	45	27
Total operating income	$2,591	$2,322	$269	12%

By geographic region:
Completion and Production:
North America	$1,069	$1,108	$(39)	(4)%
Latin America	122	93	29	31
Europe/Africa/CIS	240	187	53	28
Middle East/Asia	197	155	42	27
Total	1,628	1,543	85	6
Drilling and Evaluation:
North America	390	428	(38)	(9)
Latin America	129	112	17	15
Europe/Africa/CIS	297	186	111	60
Middle East/Asia	266	217	49	23
Total	1,082	943	139	15
Total operating income by region
(excluding Corporate and other):
North America	1,459	1,536	(77)	(5)
Latin America	251	205	46	22
Europe/Africa/CIS	537	373	164	44
Middle East/Asia	463	372	91	24
Note 1	–	All periods presented reflect the new segment structure and the reclassification of certain amounts between the segments/regions and “Corporate and other.”

The increase in consolidated revenue in the first nine months of 2007 compared to the first nine months of 2006 spanned all four regions and was attributable to higher worldwide activity, particularly in Europe, Africa, and the United States.  Revenue derived from the eastern hemisphere contributed 58% to the total revenue increase.  International revenue was 55% of consolidated revenue in the first nine months of 2007 and 54% of consolidated revenue in the first nine months of 2006.
The increase in consolidated operating income in the first nine months of 2007 compared to the first nine months of 2006 spanned all regions except North America and was predominantly due to the operating income increase in the eastern hemisphere, which increased 34% compared to the first nine months of 2006.  Operating income in the first nine months of 2007 was positively impacted by a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd. and was negatively impacted by $44 million in charges for environmental reserves.
Following is a discussion of our results of operations by reportable segments.

Completion and Production revenue increase compared to the first nine months of 2006 was driven by an 11% increase in revenue from production enhancement services.  Production enhancement services revenue benefited from increased resources and improved weather conditions in the United States, increased stimulation activity in Mexico, additional projects in the North Sea, and higher utilization of equipment in Angola.  The production enhancement services revenue improvement was partially offset by decreased activity in Canada.  Sales of completion tools and services grew 28% due to increased testing activity and increased activity in our intelligent well completions joint venture in Africa, increased completion product sales in Asia, increased testing activity in Brazil, and increases in the United States.  Cementing services revenue increased 17% compared to the first nine months of 2006 due primarily to new contracts in the Middle East, new contracts and improved pricing in Latin America, and increased activity and pricing gains in the United States.  International revenue was 46% of total segment revenue in the first nine months of 2007 and 45% of total segment revenue in the first nine months of 2006.
The increase in segment operating income in the first nine months of 2007 compared to the first nine months of 2006 was led by completion tools sales and services operating income, which increased 54% and spanned all regions.  Contributing to the completion tools sales and services increase were increased product sales in Asia, increased testing activity and improved product mix in Africa, and increased completion product sales in the Gulf of Mexico.  Cementing services grew 10% from new technology and improved pricing in Latin America and increased activity and improved pricing in the North Sea.  Production enhancement services operating income declined 6% compared to the first nine months of 2006 due to decreased activity in Canada, the United States, and Russia.  Partially offsetting the decline in production enhancement services operating income were increased fracturing activity in Africa and additional projects in the North Sea.
Drilling and Evaluation revenue increase compared to the first nine months of 2006 was driven by a 26% increase in drilling services revenue, which spanned all four regions.  The increase in drilling services revenue was primarily the result of additional contract awards in the United States, the Middle East, and Asia Pacific.  Also contributing to drilling services revenue improvement was increased drilling activity in Eurasia.  Wireline and perforating services revenue grew 23% benefiting from new projects in Africa, increased rig count in the United States, and a new contract in Asia Pacific.  Fluid services revenue increased 20% compared to the first nine months of 2006 on increased land rig activity in the United States, new contracts in the North Sea, and increased activity in Africa.  Increased United States rig count and fixed cutter activity in the United States and Europe contributed to the 13% increase in drill bits revenue.  Landmark revenue grew 17%, which spanned all four regions, with the largest increases occurring in Latin America and Eurasia due to stronger software sales and consulting services.  Project management revenue declined 21% due to the completion of a project in Mexico.  International revenue was 67% of total segment revenue in the first nine months of 2007 and 66% of total segment revenue in the first nine months of 2006.
The increase in segment operating income in the first nine months of 2007 compared to the first nine months of 2006 came from all geographic regions except North America.  Drilling services operating income grew 33% over the first nine months of 2006 primarily from increased drilling activity in United States land operations, Europe, Eurasia, and the Middle East.  Wireline and perforating services operating income improved 17% from new projects in Africa and increased activity in Latin America.  Partially offsetting wireline and perforating services operating income was the slowdown in Canada.  Fluid services operating income fell 18% compared to the first nine months of 2006 primarily due to an additional provision recorded for an environmental exposure in North America and decreased activity in Canada and Latin America.  Drill bits operating income increased 23% compared to the first nine months of 2006 due primarily to increased rig count and fixed cutter activity in the United States.  Landmark operating income increased 36% compared to the first nine months of 2006 from stronger software sales and consulting services.  Project management operating income declined 21% due to lower gas production in the Gulf of Mexico.
Corporate and other expenses were $119 million in the first nine months of 2007 and $164 million in the first nine months of 2006.  The first nine months of 2007 included a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd.

NONOPERATING ITEMS
Interest expense decreased $6 million in the first nine months of 2007 compared to the first nine months of 2006 due to the repayment in August 2006 of our $275 million 6.0% medium-term notes.
Interest income increased $6 million in the first nine months of 2007 compared to the first nine months of 2006 due to higher interest-rate-driven earnings on higher balances of cash and marketable investments.
Other, net in the first nine months of 2007 primarily included losses on the Canadian dollar and the Indonesian rupiah.
Provision for income taxes from continuing operations of $695 million in the first nine months of 2007 resulted in an effective tax rate of 27% compared to an effective tax rate of 32% in the first nine months of 2006.  The provision for income taxes in 2007 included a $133 million favorable income tax impact from the ability to recognize foreign tax credits previously estimated not to be fully utilizable.  We now believe we can utilize these credits currently because we have generated additional taxable income for 2006 and expect to continue to generate a higher level of taxable income largely from the growth of our international operations.
Minority interest in net income of subsidiaries increased $7 million compared to the first nine months of 2006 related primarily to our joint ventures in Egypt, Malaysia, and Saudi Arabia.
Income from discontinued operations, net of income tax in the first nine months of 2007 primarily consisted of the approximate $933 million net gain recorded on the disposition of KBR, Inc.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $75 million as of September 30, 2007 and $39 million as of December 31, 2006.  Our total liability related to environmental matters covers numerous properties.  We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established a liability.  As of September 30, 2007, those 11 sites accounted for approximately $11 million of our total $75 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement.  The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006.  Therefore, we adopted EITF 06-3 on January 1, 2007.  We present taxes collected from customers on a net basis.
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006.  We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without material impact to our financial statements.
In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We will adopt the provisions of SFAS No. 157 beginning January 1, 2008 and are currently evaluating the impact of this statement on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and are currently evaluating the impact of this statement on our financial statements.

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

RISK FACTORS

Foreign Corrupt Practices Act Investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We anticipate that we will enter into an appropriate agreement with each of the SEC and the DOJ.
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

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004 and our 2007 reporting of this matter to the government.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  The government has expressed concern regarding the level of our cooperation.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of September 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our condensed consolidated financial statements for additional information.
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
In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense, and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense, and/or settlement of FCPA matters, we may terminate the indemnity.

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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  The designation of the material to be used for the bolts was issued by Petrobras, and as such, we understand that KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The final arbitration hearing is expected to begin in 2008.

Impairment of Oil and Gas Properties
We have interests in oil and gas properties totaling $126 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.  We are currently engaged in a drilling program on two prospects in Bangladesh.  If the results of the program are unsuccessful, this could result in the write-off of our drilling costs and a portion of the carrying value of the leasehold.
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
We are periodically notified of potential liabilities at state and federal superfund sites.  These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired.  Our exposure at these sites may be materially impacted by unforeseen adverse developments both in the final remediation costs and with respect to the final allocation among the various parties involved at the sites.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any superfund site.  We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2007.

			Total Number of
			Shares Purchased
			as Part of
	Total Number		Publicly
	Of Shares	Average Price	Announced Plans
Period	Purchased (a)	Paid per Share	or Programs (b)
July 1-31	1,286,042	$ 36.48	1,231,495
August 1-31	9,391,655	$ 33.28	9,382,335
September 1-30	500,124	$ 34.93	486,800
Total	11,177,821	$ 33.72	11,100,630

(a)
Of the 11,177,821 shares purchased during the three-month period ended September 30, 2007, 77,191 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 77 million shares of our common stock for approximately $2.6 billion at an average price per share of $33.85.  These numbers include the repurchases of approximately 37 million shares of our common stock for approximately $1.3 billion at an average price per share of $34.87 during the first nine months of 2007.  As of September 30, 2007, $2.4 billion remained available under this program.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits
10.1	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit
10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 1-3492).

10.2	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit
10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 1-3492).

* 10.3	2008 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2008.

* 10.4	Halliburton Company Supplemental Executive Retirement Plan, as amended and restated
effective January 1, 2008.

* 10.5	Halliburton Company Benefit Restoration Plan, as amended and restated effective
January 1, 2008.

* 10.6	Halliburton Annual Performance Pay Plan, as amended and restated effective
January 1, 2007.

* 10.7	Halliburton Management Performance Plan, as amended and restated effective
January 1, 2007.

* 10.8	Halliburton Company Pension Equalizer Plan, as amended and restated effective
March 1, 2007.

* 10.9	Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated
effective January 1, 2007.

* 10.10	Retirement Plan for the Directors of Halliburton Company, as amended and restated
effective July 1, 2007.

* 10.11	First Amendment to the Retirement Plan for the Directors of Halliburton Company,
effective September 1, 2007.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date:              October 26, 2007