Form 10-K
period 2007-12-31
HALLIBURTON CO
filed 2008-02-22
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

OR

[   ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number 001-03492

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
Yes _____    No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes              No       X

The aggregate market value of Common Stock held by nonaffiliates on June 29, 2007, determined using the per share closing price on the New York Stock Exchange Composite tape of $34.50 on that date was approximately $30,691,000,000.

As of February 14, 2008, there were 880,157,300 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.

Portions of the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2007

(i)

PART I

Item 1.  Business.
General description of business
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924.  Halliburton Company provides a variety of services and products to customers in the energy industry.
In November 2006, KBR, Inc. (KBR), which at the time was our wholly owned subsidiary, completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR common stock at $17.00 per share.  Proceeds from the IPO were approximately $508 million, net of underwriting discounts and commissions and offering expenses.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR common stock owned by us on that date for 85.3 million shares of our common stock.  In the second quarter of 2007, we recorded a gain on the disposition of KBR of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR, which is included in income from discontinued operations in the consolidated statements of operations.
Subsequent to the KBR separation, in the third quarter of 2007, we realigned our products and services to improve operational and cost management efficiencies, better serve our customers, and become better aligned with the process of exploring for and producing from oil and natural gas wells.  We now operate under two divisions, which form the basis for the two operating segments we now report:  the Completion and Production segment and the Drilling and Evaluation segment.  The two KBR segments have been reclassified as discontinued operations.
See Note 4 to the consolidated financial statements for financial information about our business segments.
Description of services and products
We offer a broad suite of services and products to customers through our two business segments for the exploration, development, and production of oil and gas.  We serve major, national, and independent oil and gas companies throughout the world.  The following summarizes our services and products for each business segment.
Completion and Production
Our Completion and Production segment delivers cementing, stimulation, intervention, and completion services.  This segment consists of production enhancement services, completion tools and services, and cementing services.
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
Drilling and Evaluation
Our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation, and precise well-bore placement solutions that enable customers to model, measure, and optimize their well construction activities.  This segment consists of Baroid Fluid Services, Sperry Drilling Services, Security DBS Drill Bits, wireline and perforating services, Landmark, and project management.

Baroid Fluid Services provides drilling fluid systems, performance additives, completion fluids, solids control, specialized testing equipment, and waste management services for oil and gas drilling, completion, and workover operations.
Sperry Drilling Services provides drilling systems and services.  These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, surface data logging, multilateral systems, underbalanced applications, and rig site information systems.  Our drilling systems offer directional control while providing important measurements about the characteristics of the drill string and geological formations while drilling directional wells.  Real-time operating capabilities enable the monitoring of well progress and aid decision-making processes.
Security DBS Drill Bits provides roller cone rock bits, fixed cutter bits, hole enlargement and related downhole tools and services used in drilling oil and gas wells.  In addition, coring equipment and services are provided to acquire cores of the formation drilled for evaluation.
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
The Drilling and Evaluation segment also provides oilfield project management and integrated solutions to independent, integrated, and national oil companies.  These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and gas assets.
Acquisitions and dispositions
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), an eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  We paid approximately $330 million for PSLES, consisting of $326 million in cash and $4 million in debt assumed, subject to adjustment for working capital purposes.  As of December 31, 2007, we had recorded goodwill of $163 million and intangible assets of $54 million on a preliminary basis until our analysis of the fair value of assets acquired and liabilities assumed is complete.  Beginning in August 2007, PSLES’s results of operations are included in our Completion and Production segment.
As a part of our sale of Dresser Equipment Group in 2001, we retained a small equity interest in Dresser Inc.’s Class A common stock.  Dresser Inc. was later reorganized as Dresser, Ltd., and we exchanged our shares for shares of Dresser, Ltd.  In May 2007, we sold our remaining interest in Dresser, Ltd.  We received $70 million in cash from the sale and recorded a $49 million gain.  This investment was reflected in “Other assets” on our consolidated balance sheet at December 31, 2006.
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation (Ultraline), a division of Savanna Energy Services Corp.  Ultraline is a provider of wireline services in Canada.  We paid approximately $178 million for Ultraline and recorded goodwill of $124 million and intangible assets of $41 million.  Beginning in February 2007, Ultraline’s results of operations are included in our Drilling and Evaluation segment.
In January 2005, we completed the sale of our 50% interest in Subsea 7, Inc. to our joint venture partner, Siem Offshore (formerly DSND Subsea ASA), for approximately $200 million in cash.  As a result of the transaction, we recorded a gain of approximately $110 million during the first quarter of 2005.  We accounted for our 50% ownership of Subsea 7, Inc. using the equity method in our Completion and Production segment.
Business strategy
Our business strategy is to secure a distinct and sustainable competitive position as a pure-play oilfield service company by delivering products and services to our customers that maximize their production and recovery and realize proven reserves from difficult environments.  Our objectives are to:

-
create a balanced portfolio of products and services supported by global infrastructure and anchored by technology innovation with a well-integrated digital strategy to further differentiate our company;

-	reach a distinguished level of operational excellence that reduces costs and creates real value from everything we do;
-	preserve a dynamic workforce by being a preferred employer to attract, develop, and retain the best global talent; and
-	uphold the ethical and business standards of the company and maintain the highest standards of health, safety, and environmental performance.
Markets and competition
We are one of the world’s largest diversified energy services companies.  Our services and products are sold in highly competitive markets throughout the world.  Competitive factors impacting sales of our services and products include:
-	price;
-	service delivery (including the ability to deliver services and products on an “as needed, where needed” basis);
-	health, safety, and environmental standards and practices;
-	service quality;
-	global talent retention;
-	knowledge of the reservoir;
-	product quality;
-	warranty; and
-	technical proficiency.
We conduct business worldwide in approximately 70 countries.  In 2007, based on the location of services provided and products sold, 44% of our consolidated revenue was from the United States.  In 2006, 45% of our consolidated revenue was from the United States.  In 2005, 43% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our consolidated revenue during these periods.  See Note 4 to the consolidated financial statements for additional financial information about geographic operations in the last three years.  Because the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the total number of competitors cannot be made.  The industries we serve are highly competitive, and we have many substantial competitors.  Largely all of our services and products are marketed through our servicing and sales organizations.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, expropriation or other governmental actions, exchange control problems, and highly inflationary currencies.  We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole.
Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk and in Note 14 to the consolidated financial statements.
Customers
Our revenue from continuing operations during the past three years was derived from the sale of services and products to the energy industry.  No customer represented more than 10% of consolidated revenue in any period presented.
Raw materials
Raw materials essential to our business are normally readily available.  Current market conditions have triggered constraints in the supply of certain raw materials, such as sand, cement, and specialty metals.  Given high activity levels, particularly in the United States, we are seeking ways to ensure the availability of resources, as well as manage the rising costs of raw materials.  Our procurement department is using our size and buying power through several programs designed to ensure that we have access to key materials at competitive prices.

Research and development costs
We maintain an active research and development program.  The program improves existing products and processes, develops new products and processes, and improves engineering standards and practices that serve the changing needs of our customers.  Our expenditures for research and development activities were $301 million in 2007, $254 million in 2006, and $218 million in 2005, of which over 97% was company-sponsored in each year.
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
In addition, due to higher spending near the end of the year by customers for software and completion tools and services, Landmark and completion tools results of operations are generally stronger in the fourth quarter of the year than at the beginning of the year.
Employees
At December 31, 2007, we employed approximately 51,000 people worldwide compared to approximately 45,000 at December 31, 2006.  At December 31, 2007, approximately 12% of our employees were subject to collective bargaining agreements.  Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
Environmental regulation
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.  In the United States, these laws and regulations include, among others:
-	the Comprehensive Environmental Response, Compensation and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act; and
-	the Toxic Substances Control Act.
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

Web site access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet web site at www.halliburton.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (SEC).  The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings.  The address of that site is www.sec.gov.  We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions.  Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers.  There have been no waivers from provisions of our Code of Business Conduct during 2007, 2006, or 2005.

Item 1(a).  Risk Factors.
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 1(b).  Unresolved Staff Comments.
None.

Item 2.  Properties.
We own or lease numerous properties in domestic and foreign locations.  The following locations represent our major facilities and corporate offices.

Location	Owned/Leased	Description
Operations:
Completion and Production segment:
Carrollton, Texas	Owned	Manufacturing facility
Johor, Malaysia	Leased	Manufacturing facility
Monterrey, Mexico	Leased	Manufacturing facility
Sao Jose dos Campos, Brazil	Leased	Manufacturing facility

Drilling and Evaluation segment:
Alvarado, Texas	Owned/Leased	Manufacturing facility
Singapore	Leased	Manufacturing facility
The Woodlands, Texas	Leased	Manufacturing facility

Shared facilities:
Duncan, Oklahoma	Owned	Manufacturing, technology, and camp facilities
Houston, Texas	Owned	Manufacturing and campus facilities
Houston, Texas	Owned/Leased	Campus facility
Houston, Texas	Leased	Campus facility
Pune, India	Leased	Technology facility

Corporate:
Houston, Texas	Leased	Corporate executive offices
Dubai, United Arab Emirates	Leased	Corporate executive offices

All of our owned properties are unencumbered.
In addition, we have 133 international and 97 United States field camps from which we deliver our services and products.  We also have numerous small facilities that include sales offices, project offices, and bulk storage facilities throughout the world.
We believe all properties that we currently occupy are suitable for their intended use.

Item 3.  Legal Proceedings.
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Forward-Looking Information and Risk Factors” and in Note 10 to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 15, 2008, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
Evelyn M. Angelle	Vice President, Corporate Controller, and Principal Accounting Officer of
(Age 40)	Halliburton Company, since January 2008
Vice President, Operations Finance of Halliburton Company,
December 2007 to January 2008
Vice President, Investor Relations of Halliburton Company,
April 2005 to November 2007
Assistant Controller of Halliburton Company, April 2003 to March 2005
Senior Manager of Ernst & Young, April 1996 to March 2003

Peter C. Bernard	Senior Vice President, Business Development and Marketing of
(Age 46)	Halliburton Company, since June 2006
Senior Vice President, Digital and Consulting Solutions of Halliburton
Company, December 2004 to May 2006
President of Landmark Graphics Corporation, May 2004 to December 2004
Vice President, Marketing and Managed Accounts of Landmark Graphics
Corporation, May 2003 to May 2004
Vice President, Strategic Account Business Development, January 2002
to May 2003

James S. Brown	President, Western Hemisphere of Halliburton Company, since January 2008
(Age 53)	Senior Vice President, Western Hemisphere of Halliburton Company,
June 2006 to December 2007
Senior Vice President, United States Region of Halliburton Company,
December 2003 to June 2006
Vice President, Western Area of Halliburton Company, November 2003
to December 2003
Vice President, Business Development of Halliburton Company, October 2001
to October 2003

* Albert O. Cornelison, Jr.	Executive Vice President and General Counsel of Halliburton Company,
(Age 58)	since December 2002
Director of KBR, Inc., June 2006 to April 2007

C. Christopher Gaut	President, Drilling and Evaluation Division of Halliburton Company,
(Age 51)	since January 2008
Director of KBR, Inc., March 2006 to April 2007
Executive Vice President and Chief Financial Officer of Halliburton Company,
March 2003 to December 2007
Senior Vice President, Chief Financial Officer, and Member – Office of the
President and Chief Operating Officer of ENSCO International, Inc.,
January 2002 to February 2003

Name and Age	Offices Held and Term of Office
David S. King	President, Completion and Production Division of Halliburton Company,
(Age 51)	since January 2008
Senior Vice President, Completion and Production Division of Halliburton
Company, July 2007 to December 2007
Senior Vice President, Production Optimization of Halliburton Company,
January 2007 to July 2007
Senior Vice President, Eastern Hemisphere of Halliburton Energy Services
Group, July 2006 to December 2006
Senior Vice President, Global Operations of Halliburton Energy Services Group,
July 2004 to July 2006
Vice President, Production Optimization of Halliburton Energy Services Group,
May 2003 to July 2004
Vice President, Production Enhancement of Halliburton Energy Services Group,
January 2000 to May 2003

* David J. Lesar	Chairman of the Board, President, and Chief Executive Officer of Halliburton
(Age 54)	Company, since August 2000

Ahmed H. M. Lotfy	President, Eastern Hemisphere of Halliburton Company, since January 2008
(Age 53)	Senior Vice President, Eastern Hemisphere of Halliburton Company,
January 2007 to December 2007
Vice President, Africa Region of Halliburton Company, January 2005 to
December 2006
Vice President, North Africa Region of Halliburton Company,
June 2002 to December 2004

* Mark A. McCollum	Executive Vice President and Chief Financial Officer of Halliburton Company,
(Age 48)	since January 2008
Director of KBR, Inc., June 2006 to April 2007
Senior Vice President and Chief Accounting Officer of Halliburton Company,
August 2003 to December 2007
Senior Vice President and Chief Financial Officer of Tenneco Automotive, Inc.,
November 1999 to August 2003

Craig W. Nunez	Senior Vice President and Treasurer of Halliburton Company,
(Age 46)	since January 2007
Vice President and Treasurer of Halliburton Company, February 2006
to January 2007
Treasurer of Colonial Pipeline Company, November 1999 to January 2006

Name and Age	Offices Held and Term of Office
* Lawrence J. Pope	Executive Vice President of Administration and Chief Human Resources Officer
(Age 39)	of Halliburton Company, since January 2008
Vice President, Human Resources and Administration of Halliburton Company,
January 2006 to December 2007
Senior Vice President, Administration of Kellogg Brown & Root, Inc.,
August 2004 to January 2006
Director, Finance and Administration for Drilling and Formation Evaluation
Division of Halliburton Energy Services Group, July 2003 to August 2004
Division Vice President, Human Resources for Halliburton Energy Services Group,
May 2001 to July 2003

* Timothy J. Probert	Executive Vice President, Strategy and Corporate Development of Halliburton
(Age 56)	Company, since January 2008
Senior Vice President, Drilling and Evaluation of Halliburton Company,
July 2007 to December 2007
Senior Vice President, Drilling Evaluation and Digital Solutions of Halliburton
Company, May 2006 to July 2007
Vice President, Drilling and Formation Evaluation of Halliburton Company,
January 2003 to May 2006

*      Members of the Policy Committee of the registrant.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange.  Information related to the high and low market prices of common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 87 of this annual report.  Cash dividends on common stock in the amount of $0.09 per share were paid in June, September, and December of 2007 and $0.075 per share were paid in March of 2007 and March, June, September, and December of 2006.  Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future.  The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
The following graph and table compare total shareholder return on our common stock for the five-year period ending December 31, 2007, with the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Energy Composite Index over the same period.  This comparison assumes the investment of $100 on December 31, 2002, and the reinvestment of all dividends.  The shareholder return set forth is not necessarily indicative of future performance.

	December 31
	2002	2003	2004	2005	2006	2007
Halliburton	$100.00	$142.06	$217.75	$347.23	$351.09	$432.98
Standard & Poor’s 500 Stock Index	100.00	128.68	142.69	149.70	173.34	182.86
Standard & Poor’s Energy Composite Index	100.00	125.63	165.25	217.08	269.64	362.40

    At February 18, 2008, there were 19,110 shareholders of record.  In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Following is a summary of repurchases of our common stock during the three-month period ended December 31, 2007.

			Total Number of
			Shares Purchased
	Total Number of		as Part of
	Shares	Average Price	Publicly Announced
Period	Purchased (a)	Paid per Share	Plans or Programs (b)
October 1-31	36,632	$38.99	–
November 1-30	1,270,142	$36.16	1,261,022
December 1-31	640,977	$36.58	590,253
Total	1,947,751	$36.35	1,851,275

(a)
Of the 1,947,751 shares purchased during the three-month period ended December 31, 2007, 96,476 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program through December 31, 2007, we have repurchased approximately 79 million shares of our common stock for approximately $2.7 billion at an average price per share of $33.91.  These numbers include the repurchases of approximately 39 million shares of our common stock for approximately $1.4 billion at an average price per share of $34.93 during 2007.  As of December 31, 2007, $2.3 billion remained available under our share repurchase authorization.

Item 6.  Selected Financial Data.
Information related to selected financial data is included on page 86 of this annual report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information related to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 13 through 44 of this annual report.

Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instrument Market Risk” on page 32 of this annual report.

Item 8.  Financial Statements and Supplementary Data.

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a).  Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page 45 for Management’s Report on Internal Control Over Financial Reporting and page 47 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b).  Other Information.
None.

HALLIBURTON COMPANY
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During 2007, our continuing operations produced revenue of $15.3 billion and operating income of $3.5 billion, reflecting an operating margin of 23%.  Revenue increased $2.3 billion or 18% over 2006, while operating income improved $253 million or 8% over 2006.  Internationally, our operations experienced 21% revenue growth and 18% operating income growth in 2007 compared to 2006.  Consistent with our initiative to grow our eastern hemisphere operations, revenue from the eastern hemisphere increased 27% to $6.3 billion in 2007 compared to 2006, comprising nearly 90% of the revenue growth derived internationally.  Moreover, eastern hemisphere quarterly operating margins consistently remained above 20%.
Business outlook
The outlook for our business remains generally favorable.  Despite challenging market conditions in North America, the region realized strong revenue growth in 2007 compared to 2006.  However, downward pressure on pricing in the latter half of 2007, particularly in our United States well stimulation land operations, negatively impacted our operating results.  Based on price levels that were negotiated on contracts that renewed in the fourth quarter of 2007, we anticipate an average price decline for our United States land stimulation work in the mid- to upper-single digits in the first quarter of 2008 relative to the fourth quarter of 2007.  We believe pricing pressure may be partially mitigated by higher levels of asset utilization for our fracturing equipment and our horizontal drilling technologies, as we continue to see increasing demand from our customers due to trends toward production from unconventional reservoirs that were previously not economical.  We believe that these factors may contribute to volume increases in the technologically driven segments of the energy services business, even if rig counts remain relatively flat.  Also, we believe our ability to offer multiple product lines to our customers helps mitigate the impact of pricing pressures in our well stimulation operations.  We have seen North America pricing declines in other product lines as well, including cementing, fluid services, and wireline and perforating, but they continue to be at lower levels than what we have seen in our well stimulation business.  While we anticipate improved activity levels in our United States land operations, we do think there is downside risk to our operating margins if pricing continues to erode or if natural gas prices decline significantly.  In Canada, while we experienced a moderate seasonal recovery in the second half of 2007, our full-year revenue compared to 2006 declined 22% on a 27% decrease in average Canada rig count for the year.  Looking ahead, we are not planning on a significant recovery in Canada in 2008.  Where appropriate, we reduced personnel and moved equipment to higher utilization areas.
Outside of North America, our outlook remains positive.  Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex.  The trend toward exploration and exploitation of more complex reservoirs bodes well for the mix of our product line offerings and degree of service intensity on a per rig basis.  Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly in the eastern hemisphere, consistent with our initiative to grow our operations in that part of the world.
In 2008, we will focus on:
-	maintaining optimal utilization of our equipment and resources;
-	managing pricing, particularly in our North America operations;
-	hiring and training additional personnel to meet the increased demand for our services;
-	continuing the globalization of our manufacturing and supply chain processes;
-	balancing our United States operations by capitalizing on the trend toward horizontal drilling;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we opened one international research and development center with global technology and training missions in 2007 and expect to open the second in 2008;

-	maximizing our position to win meaningful international tenders, especially in deepwater fields, complex reservoirs, and high-pressure/high-temperature environments;
-	cultivating our relationships with national oil companies;

-	pursuing strategic acquisitions in line with our core products and services to expand our portfolio in key geographic areas; and
-
directing our capital spending primarily toward eastern hemisphere operations for service equipment additions and infrastructure.  Capital spending for 2008 is expected to be approximately $1.7 billion to $1.8 billion.

Our operating performance is described in more detail in “Business Environment and Results of Operations.”
Separation of KBR, Inc.
In November 2006, KBR, Inc. (KBR), which at the time was our wholly owned subsidiary, completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR common stock.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR common stock owned by us on that date for 85.3 million shares of our common stock.  Consequently, KBR operations have been reclassified as discontinued operations in the consolidated financial statements for all periods presented.  See Note 2 to our consolidated financial statements for further information.
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  See Note 10 to our consolidated financial statements for further information.
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
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program through December 31, 2007, we have repurchased approximately 79 million shares of our common stock for approximately $2.7 billion at an average price per share of $33.91.  These numbers include the repurchases of approximately 39 million shares of our common stock for approximately $1.4 billion at an average price per share of $34.93 during 2007.  As of December 31, 2007, $2.3 billion remained available under our share repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

We ended 2007 with cash and equivalents of $1.8 billion compared to $2.9 billion at December 31, 2006.
Significant sources of cash
Cash flows from operating activities contributed $2.7 billion to cash in 2007.  Growth in revenue and operating income are attributable to higher customer demand and increased service intensity due to a trend toward exploration and exploitation of more complex reservoirs.  Cash flows from operating activities included $31 million in cash inflows related to discontinued operations.
In May 2007, we sold our remaining interest in Dresser, Ltd. for $70 million in cash.
Further available sources of cash.  On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility.  The purpose of the new facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of December 31, 2007.

Significant uses of cash
Capital expenditures were $1.6 billion in 2007, with increased focus toward building infrastructure and adding service equipment in support of our expanding operations in the eastern hemisphere.  Capital expenditures were predominantly made in the drilling services, production enhancement, wireline, and cementing product service lines.
During 2007, we repurchased approximately 39 million shares of our common stock under our share repurchase program at a cost of approximately $1.4 billion at an average price per share of $34.93.
During 2007, we invested in approximately $332 million of marketable securities, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.
We paid $314 million in dividends to our shareholders in 2007.  In May 2007, the Board of Directors authorized a dividend increase of $0.015 per common share, bringing quarterly dividends to $0.09 per common share for the remainder of 2007.
In the third quarter of 2007, we purchased the entire share capital of PSL Energy Services Limited (PSLES), an eastern hemisphere provider of process, pipeline, and well intervention services, for $326 million in cash and $4 million in debt assumed upon acquisition.
In January 2007, we acquired all of the intellectual property, current assets, and existing wireline services business associated with Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $178 million.
Future uses of cash.  In July 2007, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium over the face amount of our 3.125% convertible senior notes, should they be redeemed.  As of December 31, 2007, $2.3 billion remained available under our share repurchase authorization.
Capital spending for 2008 is expected to be approximately $1.7 billion to $1.8 billion.  The capital expenditures forecast for 2008 is primarily directed toward our drilling services, wireline and perforating, production enhancement, and cementing operations.  We will continue to explore opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.  Further, as market conditions change, we will continue to evaluate the allocation of our cash between acquisitions and stock buybacks in order to provide good return for our shareholders.
Our 3.125% convertible senior notes become redeemable at our option on or after July 15, 2008.  If we choose to redeem the notes prior to their maturity or if the holders choose to convert the notes, we must settle the principal amount of the notes, which totaled $1.2 billion at December 31, 2007, in cash.  We have the option to settle any amounts due in excess of the principal, which also totaled approximately $1.2 billion at December 31, 2007, by delivering shares of our common stock, cash, or a combination of common stock and cash.
Subject to Board of Director approval, we expect to pay dividends of approximately $80 million per quarter in 2008.
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2007:

	Payments Due
Millions of dollars	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$159	$12	$755	$3	$3	$1,854	$2,786
Interest on debt (a)	138	129	129	87	87	2,582	3,152
Operating leases	180	131	104	74	40	172	701
Purchase obligations	1,292	125	39	11	1	8	1,476
Pension funding obligations	30	–	–	–	–	–	30
Total	$1,799	$397	$1,027	$175	$131	$4,616	$8,145
(a)	Interest on debt includes 89 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.

With the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), we had $425 million of gross unrecognized tax benefits at December 31, 2007, of which we estimate $189 million may require a cash payment.  We estimate that $102 million may be settled within the next 12 months, although the amounts are not agreed with tax authorities.  We are not able to reasonably estimate in which future periods the remaining amounts will ultimately be settled and paid.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of December 31, 2007, including $1.1 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings.  The credit ratings for our long-term debt are A2 with Moody’s Investors Service and A with Standard & Poor’s.  Our Moody’s Investors Service rating became effective May 1, 2007, and was an upward revision from our previous Moody’s Investors Service rating of Baa1, which had been in effect since December 2005.  Our Standard & Poor’s rating became effective August 20, 2007, and was an upward revision from our previous Standard & Poor’s rating of BBB+, which had been in effect since May 2006.  The credit ratings on our short-term debt are P1 with Moody’s Investors Service and A1 with Standard & Poor’s.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and gas industry throughout the lifecycle of the reservoir:  from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The two KBR segments have been reclassified as discontinued operations as a result of the separation of KBR.
The industries we serve are highly competitive with many substantial competitors in each segment.  In 2007, based upon the location of the services provided and products sold, 44% of our consolidated revenue was from the United States.  In 2006, 45% of our consolidated revenue was from the United States.  In 2005, 43% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange control problems, and highly inflationary currencies.  We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to our consolidated results of operations.
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

This table shows the average oil and gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oil, and Henry Hub natural gas:

Average Oil Prices (dollars per barrel)	2007	2006	2005
West Texas Intermediate	$71.91	$66.17	$56.30
United Kingdom Brent	$72.21	$65.35	$54.45

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$6.97	$6.81	$8.79

The yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

Land vs. Offshore	2007	2006	2005
United States:
Land	1,694	1,558	1,287
Offshore	73	90	93
Total	1,767	1,648	1,380
Canada:
Land	341	467	454
Offshore	3	3	4
Total	344	470	458
International (excluding Canada):
Land	719	656	593
Offshore	287	269	258
Total	1,006	925	851
Worldwide total	3,117	3,043	2,689
Land total	2,754	2,681	2,334
Offshore total	363	362	355

Oil vs. Gas	2007	2006	2005
United States:
Oil	297	273	194
Gas	1,470	1,375	1,186
Total	1,767	1,648	1,380
Canada:
Oil	128	110	100
Gas	216	360	358
Total	344	470	458
International (excluding Canada):
Oil	784	709	651
Gas	222	216	200
Total	1,006	925	851
Worldwide total	3,117	3,043	2,689
Oil total	1,209	1,092	945
Gas total	1,908	1,951	1,744

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas.  Higher oil and gas prices usually translate into higher exploration and production budgets.  Higher prices also improve the economic attractiveness of unconventional reservoirs.  This promotes additional investment by our customers.  The opposite is true for lower oil and gas prices.
After declining from record highs during the third and fourth quarters of 2006, WTI oil spot prices averaged $72.00 per barrel in 2007 and are expected to average $87.00 per barrel in 2008 according to the Energy Information Administration (EIA).  Between mid-December 2006 and mid-January 2007, the WTI crude oil price fell about $12 per barrel to a low of $50.51 per barrel, as warm weather reduced demand for heating fuels throughout most of the United States.  However, the WTI price recovered to over $66 per barrel by the end of March 2007, as the weather turned colder than normal and geopolitical tensions intensified.  Crude oil prices continued to rise to record levels over the $99 per barrel mark throughout 2007 due to a tight world oil supply and demand balance, ending the year at approximately $96 per barrel.  We expect that oil prices will remain at levels sufficient to sustain, and likely grow, our customers’ current levels of spending due to a combination of the following factors:
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
According to the International Energy Agency’s (IEA) January 2008 “Oil Market Report,” the outlook for world oil demand remains strong, with China, the Middle East, and Europe accounting for approximately 52% of the expected demand growth in 2008.  Excess oil production capacity is expected to remain constrained and that, along with increased demand, is expected to keep supplies tight.  Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices.  The IEA forecasts world petroleum demand growth in 2008 to increase 2% over 2007.
North America operations.  Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in North America.  In the first quarter of 2007, we experienced lower than anticipated customer activity in North America, particularly the pressure pumping market in Canada and the United States Rockies.  Some of this activity decline was attributable to poor weather, including an early spring break-up season in Canada and severe weather early in 2007 in the United States Rockies and mid-continent regions.  In addition, the unusually warm start to the United States 2006/2007 winter caused concern about natural gas storage levels, which negatively impacted the price of natural gas.  This uncertainty made many of our customers more cautious about their drilling and production plans in the early part of 2007.  The second half of 2007 was characterized by increased activity for our United States customers and recovery in the Gulf of Mexico after the hurricane season.  Despite recovery from a traditionally slow second quarter spring break-up season, Canada experienced a significant decline in activity as compared to 2006.  Beginning in late 2006, we began moving equipment and personnel from Canada to the United States and Latin America to address the anticipated slowdown.  In January 2008, the EIA stated that the Henry Hub spot price averaged $7.17 per thousand cubic feet (mcf) in 2007 and was projected to average $7.78 per mcf in 2008.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors.  The discounts applied typically increase to partially offset price book increases.  We experienced increased pricing pressure from our customers in the North American market in 2007, particularly in Canada and in our United States well stimulation operations.  In the fourth quarter of 2007, we saw price declines for our fracturing services in the United States in the low- to mid-single digits.  While we anticipate improved activity levels in our United States land operations, we do think there is downside risk to our operating margins if pricing continues to erode or if natural gas prices decline significantly.

Focus on international growth.  Consistent with our strategy to grow our international operations, we expect to continue to invest capital and increase manufacturing capacity to bring new tools online to serve the high demand for our services.  Following is a brief discussion of some of our recent initiatives:
-	we opened a corporate office in Dubai, United Arab Emirates, allowing us to focus more attention on customer relationships in that part of the world, particularly with national oil companies;
-
in order to continue to supply our customers with leading-edge services and products, we have increased our technology spending during 2007 as compared to the prior year.  Our plans are progressing for new international research and development centers with global technology and training missions.  We opened one in Pune, India in the third quarter of 2007, and we expect to open a second facility in Singapore in 2008;

-
we are expanding our manufacturing capability and capacity to meet the increasing demands for our services and products.  In 2007, we opened manufacturing plants in Mexico, Brazil, Malaysia, and Singapore.  Having manufacturing facilities closer to our worksites allows us to more efficiently deploy equipment to our field operations, as well as locally source employees and materials;

-
as our workforce becomes more global, the need for regional training centers increases.  To meet the increasing need for technical training, we opened a new training center in Tyumen, Russia during the first quarter of 2007.  We have also recently expanded training centers in Malaysia, Egypt, and Mexico; and

-
part of our growth strategy includes acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations;

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
-
in July 2007, we acquired PSL Energy Services Limited, an eastern hemisphere provider of process, pipeline, and well intervention services.  This acquisition increases our eastern hemisphere production enhancement operations significantly, putting us in a strong position in pipeline processing services both in the eastern hemisphere and globally;

-
in September 2007, we acquired the intellectual property and substantially all of the assets and existing business of GeoSmith Consulting Group, LLC, a developer of software components for 3-D interpretation and geometric modeling applications; and

-	in November 2007, we acquired the entire share capital of OOO Burservice, a provider of directional drilling services in Russia.
Contract wins in 2007 are positioning us to grow our international operations over the coming years. Examples include:
-
a multiservice contract for work in the Tyumen region of Russia.  We will be providing drilling fluids, waste management, cementing, drill bits, directional drilling, and logging-while-drilling services;

-	a contract to provide acidizing, acid fracturing, water control, and nitrogen stimulation services for a customer in the Bay of Campeche, Mexico;
-	a contract to provide deepwater sand control completion technology in two offshore fields of India;
-	a contract to provide completion products and services to a group of energy companies for operations throughout Malaysia for a term of five years;

-	a contract to provide exploration and development testing services in high pressure, high temperature environments in Brazil;
-	a five-year contract for sand control completions for over 200 wells in offshore China;
-
a three-year contract to provide a full range of subsurface services, including drilling and formation evaluation, slickline, fluids, cementing services, and production enhancement in Papua New Guinea;

-	a contract to provide completion products and services in Indonesia; and
-	a contract to manage the drilling and completion of 58 land wells in the southern region of Mexico.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

REVENUE:				Percentage
Millions of dollars	2007	2006	Increase	Change
Completion and Production	$8,386	$7,221	$1,165	16%
Drilling and Evaluation	6,878	5,734	1,144	20
Total revenue	$15,264	$12,955	$2,309	18%

By geographic region:
Completion and Production:
North America	$4,655	$4,275	$380	9%
Latin America	756	583	173	30
Europe/Africa/CIS	1,767	1,436	331	23
Middle East/Asia	1,208	927	281	30
Total	8,386	7,221	1,165	16
Drilling and Evaluation:
North America	2,478	2,183	295	14
Latin America	1,042	931	111	12
Europe/Africa/CIS	1,933	1,424	509	36
Middle East/Asia	1,425	1,196	229	19
Total	6,878	5,734	1,144	20
Total revenue by region:
North America	7,133	6,458	675	10
Latin America	1,798	1,514	284	19
Europe/Africa/CIS	3,700	2,860	840	29
Middle East/Asia	2,633	2,123	510	24

OPERATING INCOME (LOSS):			Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Completion and Production	$2,199	$2,140	$59	3%
Drilling and Evaluation	1,485	1,328	157	12
Corporate and other	(186)	(223)	37	17
Total operating income	$3,498	$3,245	$253	8%

By geographic region:
Completion and Production:
North America	$1,404	$1,476	$(72)	(5)%
Latin America	170	130	40	31
Europe/Africa/CIS	330	324	6	2
Middle East/Asia	295	210	85	40
Total	2,199	2,140	59	3
Drilling and Evaluation:
North America	552	595	(43)	(7)
Latin America	179	170	9	5
Europe/Africa/CIS	414	263	151	57
Middle East/Asia	340	300	40	13
Total	1,485	1,328	157	12
Total operating income by region:
(excluding Corporate and other):
North America	1,956	2,071	(115)	(6)
Latin America	349	300	49	16
Europe/Africa/CIS	744	587	157	27
Middle East/Asia	635	510	125	25
Note 1	–	All periods presented reflect the new segment structure and the reclassification of certain amounts between the segments/regions and “Corporate and other.”

The increase in consolidated revenue in 2007 compared to 2006 spanned all four regions in both segments and was attributable to higher worldwide activity, particularly in Europe, Africa, and the United States.  Revenue derived from the eastern hemisphere contributed 58% to the total revenue increase.  International revenue was 56% of consolidated revenue in 2007 and 55% of consolidated revenue in 2006.
The increase in consolidated operating income was primarily derived from the eastern hemisphere, which increased 26% compared to 2006.  Operating income for 2007 was positively impacted by a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd. and negatively impacted by $34 million in charges related to the impairment of an oil and gas property and $32 million in charges for environmental reserves.  Operating income for 2006 included a $48 million gain on the sale of lift boats in west Africa and the North Sea and $47 million of insurance proceeds for business interruptions resulting from the 2005 Gulf of Mexico hurricanes.
Following is a discussion of our results of operations by reportable segment.

Completion and Production increase in revenue compared to 2006 was derived from all regions.  Europe/Africa/CIS revenue grew 23% on increased activity from production enhancement services in Europe and Africa.  The region also benefited from increased activity in our intelligent well completions joint venture and increased testing activity and completion product sales in Africa and improved cementing services pricing in the North Sea and Russia.  Middle East/Asia revenue grew 30% from increased completion product sales in Asia, improved completion tools sales in the Middle East, and new cementing services contracts in the Middle East.  North America revenue improved 9% largely driven by increased production enhancement services and cementing services activity in the United States.  The North America revenue increase was partially offset by lower pricing, particularly in fracturing, and decreased production enhancement services activity in Canada.  Latin America revenue increased 30% largely driven by cementing services revenue increasing on new contracts and improved pricing, increased stimulation activity in Mexico, and increased testing activity in Brazil.  International revenue was 47% of total segment revenue in 2007 compared to 45% in 2006.
The Completion and Production segment operating income improvement spanned all regions except North America.  Europe/Africa/CIS operating income grew 2% from increased activity and improved pricing for cementing services in the North Sea.  Europe/Africa/CIS segment operating income in 2006 included a $48 million gain on the sale of lift boats in west Africa and the North Sea.  Middle East/Asia operating income grew 40% from improved completion product deliveries in Asia and the Middle East and additional cementing service projects in the Middle East.  North America operating income decreased 5% largely because the segment received hurricane insurance proceeds of $21 million in 2006 and due to a decline in production enhancement services pricing.  Latin America operating income increased 31% due to new technology and improved pricing for cementing services.
Drilling and Evaluation revenue increase in 2007 compared to 2006 was derived from all four regions.  Europe/Africa/CIS revenue improved 36% from increased drilling services activity throughout the region, new fluid services contracts in the North Sea, and increased wireline and perforating services in Africa.  Middle East/Asia revenue increased 19% from additional drilling service contract awards and activity in the region, new wireline and perforating services contracts in Asia, and increased fluid sales in the Middle East.  North America revenue grew 14% from improvements in all product service lines, particularly wireline and perforating services and drilling services.  The United States benefited from increased land rig activity, particularly for horizontally and directionally drilled wells.  Latin America revenue improved 12% primarily on increased activity in drilling services, fluid services, and wireline and perforating services.  International revenue was 68% of total segment revenue in 2007 compared to 67% in 2006.
Drilling and Evaluation operating income increase compared to 2006 was led by the eastern hemisphere.  Europe/Africa/CIS Drilling and Evaluation operating income grew 57% from increased drilling services activity in Europe and Africa.  Africa also benefited from improved fluid service product mix and new wireline and perforating projects.  Middle East/Asia operating income grew 13% from additional drilling service and wireline and perforating activity in the Middle East and Asia.  Included in the region in 2007 was a $34 million charge related to the impairment of an oil and gas property in Bangladesh.  Latin America operating income increased 5% from increased wireline and perforating activity.  Partially offsetting the improvement was decreased fluid service activity.  North America operating income fell 7% largely because the segment received hurricane insurance proceeds of $26 million in 2006 and recorded a $24 million environmental exposure charge in the third quarter of 2007.
Corporate and other expenses were $186 million in 2007 compared to $223 million in 2006.  2007 included a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd. and a $12 million charge for executive separation costs.

NONOPERATING ITEMS

Interest expense decreased $11 million in 2007 compared to 2006, primarily due to the repayment in August 2006 of $275 million of our medium-term notes.
Interest income decreased $5 million in 2007 compared to 2006 due to lower average cash balances.

(Provision) benefit for income taxes from continuing operations in 2007 of $907 million resulted in an effective tax rate of 26% compared to an effective tax rate of 31% in 2006.  The provision for income taxes in 2007 included a $205 million favorable income tax impact from the ability to recognize foreign tax credits previously thought not to be fully utilizable.
Income from discontinued operations, net of income tax provision in 2007 primarily consisted of an approximate $933 million net gain recorded on the disposition of KBR.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

REVENUE:				Percentage
Millions of dollars	2006	2005	Increase	Change
Completion and Production	$7,221	$5,495	$1,726	31%
Drilling and Evaluation	5,734	4,605	1,129	25
Total revenue	$12,955	$10,100	$2,855	28%

By geographic region:
Completion and Production:
North America	$4,275	$3,118	$1,157	37%
Latin America	583	542	41	8
Europe/Africa/CIS	1,436	1,123	313	28
Middle East/Asia	927	712	215	30
Total	7,221	5,495	1,726	31
Drilling and Evaluation:
North America	2,183	1,701	482	28
Latin America	931	802	129	16
Europe/Africa/CIS	1,424	1,151	273	24
Middle East/Asia	1,196	951	245	26
Total	5,734	4,605	1,129	25
Total revenue by region:
North America	6,458	4,819	1,639	34
Latin America	1,514	1,344	170	13
Europe/Africa/CIS	2,860	2,274	586	26
Middle East/Asia	2,123	1,663	460	28

OPERATING INCOME (LOSS):			Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Completion and Production	$2,140	$1,524	$616	40%
Drilling and Evaluation	1,328	840	488	58
Corporate and other	(223)	(200)	(23)	(12)
Total operating income	$3,245	$2,164	$1,081	50%

By geographic region:
Completion and Production:
North America	$1,476	$1,046	$430	41%
Latin America	130	126	4	3
Europe/Africa/CIS	324	203	121	60
Middle East/Asia	210	149	61	41
Total	2,140	1,524	616	40
Drilling and Evaluation:
North America	595	365	230	63
Latin America	170	77	93	121
Europe/Africa/CIS	263	207	56	27
Middle East/Asia	300	191	109	57
Total	1,328	840	488	58
Total operating income by region
(excluding Corporate and other):
North America	2,071	1,411	660	47
Latin America	300	203	97	48
Europe/Africa/CIS	587	410	177	43
Middle East/Asia	510	340	170	50
Note 1	–	All periods presented reflect the new segment structure and the reclassification of certain amounts between the segments/regions and “Corporate and other.”

The increase in consolidated revenue in 2006 compared to 2005 predominantly resulted from increased activity, higher utilization of our equipment, and increased pricing due to higher exploration and production spending by our customers.  Revenue in 2005 was impacted by an estimated $80 million in lost revenue due to Gulf of Mexico hurricanes.  International revenue was 55% of consolidated revenue in 2006 and 57% of consolidated revenue in 2005.
The increase in consolidated operating income was primarily due to improved demand due to increased rig activity and improved pricing and asset utilization.  Operating income for 2006 included a $48 million gain on the sale of lift boats in west Africa and the North Sea and $47 million of insurance proceeds for business interruptions resulting from the 2005 Gulf of Mexico hurricanes.  Operating income in 2005 was adversely impacted by an estimated $45 million due to Gulf of Mexico hurricanes.
Following is a discussion of our results of operations by reportable segment.

Completion and Production increase in revenue compared to 2005 was derived from all regions.  Europe/Africa/CIS revenue grew 28% from increased activity from production enhancement services.  Completion tools sales benefited from the addition of Easywell to the completion tool portfolio in Europe and cementing services improved due to increased activity in Russia, the North Sea, and Nigeria and improved pricing and sales in Angola.  Middle East/Asia revenue grew 30% from the addition of Easywell to the completion tool portfolio in Asia, increased WellDynamics activity in Asia, a new contract in Oman for production enhancement services, and new contract start-ups and product sales of cementing services in Asia.  North America revenue improved 37% largely driven by United States onshore operations due to strong demand for stimulation services, coupled with improved equipment utilization and pricing.  Production enhancement services North America revenue also grew due to improved pricing and improved equipment utilization in Canada.  Latin America revenue increased 8%.  International revenue was 45% of total segment revenue in 2006 compared to 48% in 2005.
The Completion and Production segment operating income improvement spanned all regions.  Europe/Africa/CIS operating income improved 60%.  The 2006 Europe/Africa/CIS segment operating income was positively impacted by a $48 million gain on the sale of lift boats in west Africa and the North Sea.  Cementing services results were also favorable as a result of new contracts and increased activity in Europe.  Operating income in 2005 included a $17 million favorable insurance settlement related to a pipe fabrication and laying project in the North Sea.  Middle East/Asia operating income grew 41% primarily from improved production enhancement services product mix and increased completion tools sales in Asia, which were partially offset by decreased WellDynamics activity.  North America operating income increased 41% largely due to an improved production enhancement services product mix and increased cementing services activity in the United States.  The segment received hurricane insurance proceeds of $21 million in 2006 and was negatively impacted by an estimated $24 million in 2005 by hurricanes in the Gulf of Mexico.  The 2005 segment operating income included a $110 million gain on the sale in 2005 of our equity interest in the Subsea 7, Inc. joint venture.  Latin America operating income increased 3% due primarily to increased sand control tools activity in Brazil.
Drilling and Evaluation revenue increase in 2006 compared to 2005 was derived from all four regions in all product service lines.  Europe/Africa/CIS revenue improved 24% from new drilling service contracts in Europe.  The fluid services revenue comparison was also favorable, primarily due to increased activity in the region.  Middle East/Asia revenue grew 26% from new drilling services contracts in Asia and increased drill bits activity in the region.  The region also benefited from increased cased hole activity in Asia and new wireline and perforating contracts.  Lower sales of logging equipment and the expiration of a fluid services contract in Asia partially offset the Middle East/Asia revenue improvement.  North America revenue grew 28% from improved pricing and increased activity in fluid services, wireline and perforating services, and drilling services and increased sales of fixed cutter bits.  Latin America revenue grew 16% with increased fluid services operations, improved wireline and perforating pricing, and increased Landmark consulting services and software sales.  The completion of two fixed-price integrated solutions projects in southern Mexico partially offset the Latin America revenue improvement.  International revenue was 67% of total segment revenue in 2006 compared to 68% in 2005.
Drilling and Evaluation operating income increase compared to 2005 spanned all geographic regions, with the United States as the predominant contributor due to improved pricing and increased rig activity.  Europe/Africa/CIS operating income grew 27% from new drilling service contracts in Europe and stronger software and service sales for Landmark in Europe.  Middle East/Asia operating income grew 57% from higher wireline and perforating services activity in the region, new drilling services contracts in Asia, and increased fluid services activity in Asia.  Latin America operating income more than doubled.  Wireline and perforating results contributed to the Latin America increase due to improved product mix.  Included in Latin America 2005 results was $23 million in losses on two fixed-priced integrated solutions projects.  The segment received hurricane insurance proceeds of $26 million in 2006.  Operating income in 2005 included a $24 million gain related to a patent infringement case settlement, while hurricanes in the Gulf of Mexico negatively impacted segment operating income by an estimated $21 million.
Corporate and other expenses were $223 million in 2006 compared to $200 million in 2005.  The increase was primarily due to increased legal costs and costs incurred for the separation of KBR from Halliburton.  The 2006 segment results included a gain of $10 million from the sale of an investment accounted for under the cost method.

NONOPERATING ITEMS

Interest expense decreased $31 million in 2006 compared to 2005, primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes, the repayment in October 2005 of $300 million of our floating rate senior notes, and the repayment in August 2006 of $275 million of our medium-term notes.
Interest income increased $75 million in 2006 compared to 2005 due to higher cash investment balances.
Other, net increased $15 million in 2006 compared to 2005.  The 2005 year included costs related to our accounts receivable securitization facility, which had no outstanding amounts.
(Provision) benefit for income taxes from continuing operations in 2006 of $1 billion resulted in an effective tax rate of 31%.  The tax benefit for 2005 resulted from recording favorable adjustments in 2005 totaling $805 million to our valuation allowance against the deferred tax asset related to asbestos and silica liabilities.  Our strong 2005 earnings, coupled with an upward revision in our estimate of future domestic taxable income in 2006, drove these adjustments.
Income from discontinued operations, net of income tax provision in 2006 and 2005 primarily consisted of our results of KBR.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires the use of judgments and estimates.  Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements.  A critical accounting estimate is one that requires our most difficult, subjective, or complex estimates and assessments and is fundamental to our results of operations.  We identified our most critical accounting policies and estimates to be:
-	forecasting our effective tax rate, including our future ability to utilize foreign tax credits and the realizability of deferred tax assets, and providing for uncertain tax positions;
-	percentage-of-completion accounting for long-term, construction-type contracts;
-	legal and investigation matters;
-	valuations of indemnities;
-	pensions; and
-	allowance for bad debts.
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
We have operations in approximately 70 countries other than the United States.  Consequently, we are subject to the jurisdiction of a significant number of taxing authorities.  The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding.  The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction.  Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.
Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are routinely examined in the normal course of business by tax authorities.  These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process.  Predicting the outcome of disputed assessments involves some uncertainty.  Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate, and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome.  We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest, and penalties as needed based on this outcome.  We provide for uncertain tax positions pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  It also provides guidance for derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition.
We had recorded a valuation allowance based on the anticipated inability to utilize future foreign tax credits in the United States as of the end of 2006.  This valuation allowance is reassessed quarterly based on a number of estimates, including future creditable foreign taxes and future taxable income.  Factors such as actual operating results, material acquisitions or dispositions, and changes to our operating environment could alter the estimates, which could have a material impact on the valuation allowance.  Given that we fully utilized the United States net operating loss and began utilizing foreign tax credits in the United States in 2006, the valuation allowance balance has been reduced to zero as of the end of 2007.  In addition, the provision for income taxes in 2007 included a favorable income tax adjustment from the ability to recognize foreign tax credits previously generated in 2005 and 2006 thought not to be fully utilizable.  We now believe we can utilize these credits currently because we have generated additional taxable income and expect to continue to generate a higher level of taxable income largely from the growth of our international operations.

Percentage of completion
Revenue from long-term contracts to provide well construction and completion services is reported on the percentage-of-completion method of accounting.  This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our projections of future outcomes, which include:
-	estimates of the total cost to complete the project;
-	estimates of project schedule and completion date;
-	estimates of the extent of progress toward completion; and
-	amounts of any probable unapproved claims and change orders included in revenue.
Progress is generally based upon physical progress related to contractually defined units of work.  At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project.  Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process.  Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level.  The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract.  This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.
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
At least quarterly, significant projects are reviewed in detail by senior management.  There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors.”  These factors can affect the accuracy of our estimates and materially impact our future reported earnings.
Legal and investigation matters
As discussed in Note 10 of our consolidated financial statements, as of December 31, 2007, we have accrued an estimate of the probable and estimable costs for the resolution of some of these legal and investigation matters.  For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts.  Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations.  Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us.  Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  The precision of these estimates is impacted by the amount of due diligence we have been able to perform.  We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible.  If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.  We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

Indemnity valuations
We provided indemnification in favor of KBR for certain contingent liabilities related to Foreign Corrupt Practices Act (FCPA) investigations and the Barracuda-Caratinga bolts matter.  See Note 2 to the consolidated financial statements for further information.  FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” requires recognition of third-party indemnities at their inception.  Therefore, in accordance with FIN 45, we recorded our estimate of the fair market value of these indemnities as of the date of KBR’s separation.  The amounts recorded for the FCPA and Barracuda-Caratinga indemnities were based upon analyses conducted by a third-party valuation expert.  The valuation models employed a probability-weighted cost analysis, with certain assumptions based upon the accumulation of data and knowledge of the relevant issues.  Periodically, a determination will be made as to whether any material changes in facts or circumstances have occurred that would impact assumptions used in the third-party valuation.
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
Discount rates are determined annually and are based on the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations.  Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions.  Plan assets are comprised primarily of equity and debt securities.  As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.
The discount rate utilized in 2007 to determine the projected benefit obligation at the measurement date for our United States non-terminating pension plans ranged from 6.03% to 6.19%, an increase from the 5.75% discount rate that was utilized in 2006.  The discount rate utilized to determine the projected benefit obligation at the measurement date for our United Kingdom pension plan, which constitutes 76% of our international plans and 67% of all plans, increased from 5.0% at September 30, 2006 to 5.7% at September 30, 2007.  The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United Kingdom pension plan.

	Effect on
		Pension Benefit
	Pension Expense	Obligation
Millions of dollars	in 2007	at December 31, 2007
25-basis-point decrease in discount rate	$3	$40
25-basis-point increase in discount rate	$(3)	$(38)

Our defined benefit plans reduced pretax earnings by $48 million in 2007, $45 million in 2006, and $37 million in 2005.  Included in the amounts were earnings from our expected pension returns of $47 million in 2007, $37 million in 2006, and $35 million in 2005.  Unrecognized actuarial gains and losses were being recognized over a period of one to 24 years, which represented the expected remaining service life of the employee group.  Our unrecognized actuarial gains and losses arose from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets.  Actual returns were $68 million in 2007, $65 million in 2006, and $83 million in 2005.  The difference between actual and expected returns is deferred and recorded net of tax in other comprehensive income as actuarial gain or loss and is recognized as future pension expense.  Our net actuarial loss, net of tax, at December 31, 2007 was $46 million.  On a pretax basis, $3 million of our net actuarial loss at December 31, 2007 will be recognized as a component of our expected 2008 pension expense.  During 2007, we made contributions to fund our defined benefit plans of $41 million, which included $16 million contributed to our United Kingdom plan.  We expect to make additional contributions in 2008 of approximately $30 million.
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
Allowance for bad debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis.  This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.  We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance.  Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole.  This process involves a high degree of judgment and estimation, and frequently involves significant dollar amounts.  Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.  Our estimates of allowances for bad debts have historically been accurate.  Over the last five years, our estimates of allowances for bad debts, as a percentage of notes and accounts receivable before the allowance, have ranged from 1.5% to 7.3%.  At December 31, 2007, allowance for bad debts totaled $49 million or 1.6% of notes and accounts receivable before the allowance, and at December 31, 2006, allowance for bad debts totaled $40 million or 1.5% of notes and accounts receivable before the allowance.  A 1% change in our estimate of the collectibility of our notes and accounts receivable balance as of December 31, 2007 would have resulted in a $31 million adjustment to 2007 total operating costs and expenses.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2007, we had no material off balance sheet arrangements, except for operating leases.  For information on our contractual obligations related to operating leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future uses of cash.”

FINANCIAL INSTRUMENT MARKET RISK

We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates, and, to a limited extent, commodity prices.  From time to time, we may selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures.  The objective of our risk management program is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates.  We do not use derivative instruments for trading purposes.  Our use of derivative instruments includes the following types of market risk:
-	volatility of the currency rates;
-	time horizon of the derivative instruments;

-	market cycles; and
-	the type of derivative instruments used.
We do not consider any of these risk management activities to be material.  See Note 1 to the consolidated financial statements for additional information on our accounting policies on derivative instruments.  See Note 14 to the consolidated financial statements for additional disclosures related to financial instruments.
Interest rate risk
We have exposure to interest rate risk from our long-term debt.
The following table represents principal amounts of our long-term debt at December 31, 2007 and related weighted average interest rates on the repaid amounts by year of maturity for our long-term debt.

Millions of dollars	2008	2009	2010	2011	2012	Thereafter	Total
Fixed-rate debt:
Repayment amount ($US)	$150	$3	$753	$3	$4	$1,856	$2,769
Weighted average
interest rate on
repaid amount	5.6%	5.6%	5.5%	5.5%	5.5%	4.7%	5.0%
Variable-rate debt:
Repayment amount ($US)	$9	$9	$3	$–	$–	$–	$21
Weighted average
interest rate on
repaid amount	8.5%	8.5%	8.5%	–	–	–	8.5%

The fair market value of long-term debt was $4.1 billion as of December 31, 2007.  The excess of the fair value of long-term debt over the carrying amount of long-term debt is primarily due to the impact of the increased value of our common stock on our 3.125% convertible senior notes.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.  In the United States, these laws and regulations include, among others:
-	the Comprehensive Environmental Response, Compensation, and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act; and
-	the Toxic Substances Control Act.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $72 million as of December 31, 2007 and $39 million as of December 31, 2006.  Our total liability related to environmental matters covers numerous properties, including the property in regard to which Dirt, Inc. has brought suit against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd.  See Note 10 to our consolidated financial statements for further information regarding this matter.

We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of December 31, 2007, those 9 sites accounted for approximately $10 million of our total $72 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings.  Of the $30 million reduction to retained earnings, $10 million was attributable to KBR, which is now reported as discontinued operations in the consolidated financial statements.  See Note 11 to our consolidated financial statements for further information.
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
The requirements to recognize the funded status of a benefit plan and the additional disclosure requirements were effective for fiscal years ending after December 15, 2006.  Accordingly, we adopted SFAS No. 158 for our fiscal year ending December 31, 2006.  See Note 15 to our consolidated financial statements for further information.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.  We did not elect early adoption of these additional SFAS No. 158 requirements and will adopt these requirements for our fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which we do not expect to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.
In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) also changes the accounting treatment for certain specific items.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We will adopt the provisions of SFAS No. 141(R) for business combinations on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  We will adopt the provision of SFAS No. 160 on January 1, 2009 and have not yet determined the impact on our consolidated financial statements.
In December 2007, the FASB ratified the consensus reached on EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.”  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt EITF 07-1 on January 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

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

RISK FACTORS

Foreign Corrupt Practices Act Investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We anticipate that we will enter into appropriate tolling agreements with the SEC and the DOJ.
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
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and we understand KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current or former executive officers or employees, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.

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
As of December 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our consolidated financial statements for additional information.
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

Barracuda-Caratinga Arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  See Note 2 to our consolidated financial statements for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel has set an evidentiary hearing in April 2008.

Impairment of Oil and Gas Properties
At December 31, 2007, we had interests in oil and gas properties totaling $110 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh in which we have a 25% non-operating interest.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
In December 2007, we learned that the drilling program in which we were engaged on one of two prospects in Bangladesh was unsuccessful.  Consequently, we recorded a $34 million charge for the write-off of our drilling costs and impairment of the leasehold carrying value.  This charge is included in our results of operations for 2007.  We expect to know the results of the drilling activity on the second prospect by the end of the first quarter of 2008.  Depending on the results, we could incur additional charges.
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
Our operations in countries other than the United States accounted for approximately 56% of our consolidated revenue during 2007 and 55% of our consolidated revenue during 2006.  Operations in countries other than the United States are subject to various risks unique to each country.  With respect to any particular country, these risks may include:

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
Due to the unsettled political conditions in many oil-producing countries, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions.  Countries where we operate that have significant political risk include:  Algeria, Indonesia, Nigeria, Russia, Venezuela, and Yemen.  In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.
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
Military action, other armed conflicts, or terrorist attacks
Military action in Iraq, military tension involving North Korea and Iran, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability or uncertainty in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate.  Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East, Nigeria, and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
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
Income taxes
We have operations in approximately 70 countries other than the United States.  Consequently, we are subject to the jurisdiction of a significant number of taxing authorities.  The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding.  The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred.  Changes in the operating environment, including changes in or interpretation of tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

Foreign exchange and currency risks
A sizable portion of our consolidated revenue and consolidated operating expenses is in foreign currencies.  As a result, we are subject to significant risks, including:
-	foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and
-	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.
We conduct business in countries, such as Venezuela, that have nontraded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency.  We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.
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

Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile.  Spending on exploration and production activities by large oil and gas companies have a significant impact on the activity levels of our businesses.  In the current environment where oil and gas demand exceeds supply, the ability to rebalance supply with demand may be constrained by the global availability of rigs.  Full utilization of rigs could lead to limited growth in revenue.  In addition, the extent of the growth in oilfield services may be limited by the availability of equipment and manpower.
Capital spending
Our business is directly affected by changes in capital expenditures by our customers.  Some of the changes that may materially and adversely affect us include:
-	the consolidation of our customers, which could:
-	cause customers to reduce their capital spending, which would in turn reduce the demand for our services and products; and
-	result in customer personnel changes, which in turn affect the timing of contract negotiations;
-
adverse developments in the business and operations of our customers in the oil and gas industry, including write-downs of reserves and reductions in capital spending for exploration, development, and production; and

-	ability of our customers to timely pay the amounts due us.
Customers
We depend on a limited number of significant customers.  While none of these customers represented more than 10% of consolidated revenue in any period presented, the loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.
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
These transactions also involve risks, and we cannot ensure that:
-	any acquisitions would result in an increase in income;
-	any acquisitions would be successfully integrated into our operations and internal controls;
-	the due diligence prior to an acquisition would uncover situations that could result in legal exposure or that we will appropriately quantify the exposure from known risks;
-	any disposition would not result in decreased earnings, revenue, or cash flow;
-	any dispositions, investments, acquisitions, or integrations would not divert management resources; or
-	any dispositions, investments, acquisitions, or integrations would not have a material adverse effect on our results of operations or financial condition.
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
Law and regulatory requirements
In the countries in which we conduct business, we are subject to multiple and, at times, inconsistent regulatory regimes, including those that govern our use of radioactive materials, explosives, and chemicals in the course of our operations.  Various national and international regulatory regimes govern the shipment of these items.  Many countries, but not all, impose special controls upon the export and import of radioactive materials, explosives, and chemicals.  Our ability to do business is subject to maintaining required licenses and complying with these multiple regulatory requirements applicable to these special products.  In addition, the various laws governing import and export of both products and technology apply to a wide range of services and products we offer.  In turn, this can affect our employment practices of hiring people of different nationalities because these laws may prohibit or limit access to some products or technology by employees of various nationalities.  Changes in, compliance with, or our failure to comply with these laws may negatively impact our ability to provide services in, make sales of equipment to, and transfer personnel or equipment among some of the countries in which we operate and could have a material adverse affect on the results of operations.
Raw materials
Raw materials essential to our business are normally readily available.  Current market conditions have triggered constraints in the supply chain of certain raw materials, such as sand, cement, and specialty metals.  The majority of our risk associated with the current supply chain constraints occurs in those situations where we have a relationship with a single supplier for a particular resource.

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
Because demand for natural gas in the United States drives a significant amount of our business, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

HALLIBURTON COMPANY

by

/s/ David J. Lesar	/s/ Mark A. McCollum
David J. Lesar	Mark A. McCollum
Chairman of the Board,	Executive Vice President and
President, and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Halliburton Company:

We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 11, 12 and 15, respectively, to the consolidated financial statements, the Company changed its methods of accounting for uncertainty in income taxes as of January 1, 2007, its method of accounting for stock-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halliburton Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Houston, Texas
February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Halliburton Company:

We have audited Halliburton Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Halliburton Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Halliburton Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halliburton Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Houston, Texas
February 20, 2008

HALLIBURTON COMPANY
Consolidated Statements of Operations

	Year Ended December 31
Millions of dollars and shares except per share data	2007	2006	2005
Revenue:
Services	$11,256	$9,643	$7,513
Product sales	4,008	3,312	2,587
Total revenue	15,264	12,955	10,100
Operating costs and expenses:
Cost of services	8,167	6,751	5,614
Cost of sales	3,358	2,675	2,129
General and administrative	293	342	294
Gain on sale of business assets, net	(52)	(58)	(101)
Total operating costs and expenses	11,766	9,710	7,936
Operating income	3,498	3,245	2,164
Interest expense	(154)	(165)	(196)
Interest income	124	129	54
Other, net	(8)	(10)	(25)
Income from continuing operations before income
taxes and minority interest	3,460	3,199	1,997
(Provision) benefit for income taxes	(907)	(1,003)	125
Minority interest in net income of subsidiaries	(29)	(19)	(15)
Income from continuing operations	2,524	2,177	2,107
Income from discontinued operations, net of income
tax provision of $15, $183, and $205	975	171	251
Net income	$3,499	$2,348	$2,358

Basic income per share:
Income from continuing operations	$2.76	$2.15	$2.09
Income from discontinued operations, net	1.07	0.16	0.25
Net income per share	$3.83	$2.31	$2.34

Diluted income per share:
Income from continuing operations	$2.66	$2.07	$2.03
Income from discontinued operations, net	1.02	0.16	0.24
Net income per share	$3.68	$2.23	$2.27

Basic weighted average common shares outstanding	913	1,014	1,010
Diluted weighted average common shares outstanding	950	1,054	1,038
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2007	2006
Assets
Current assets:
Cash and equivalents	$1,847	$2,918
Receivables (less allowance for bad debts of $49 and $40)	3,093	2,629
Inventories	1,459	1,235
Investments in marketable securities	388	20
Current deferred income taxes	376	205
Current assets of discontinued operations	-	3,898
Other current assets	410	285
Total current assets	7,573	11,190
Property, plant, and equipment, net of accumulated depreciation of $4,126 and $3,793	3,630	2,557
Goodwill	790	486
Noncurrent deferred income taxes	348	448
Noncurrent assets of discontinued operations	-	1,497
Other assets	794	682
Total assets	$13,135	$16,860
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$768	$655
Accrued employee compensation and benefits	575	496
Income tax payable	209	146
Deferred revenue	209	171
Current maturities of long-term debt	159	26
Current liabilities of discontinued operations	-	2,831
Other current liabilities	491	409
Total current liabilities	2,411	4,734
Long-term debt	2,627	2,783
Employee compensation and benefits	403	474
Noncurrent liabilities of discontinued operations	-	981
Other liabilities	734	443
Total liabilities	6,175	9,415
Minority interest in consolidated subsidiaries	94	69
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,063
and 1,060 shares	2,657	2,650
Paid-in capital in excess of par value	1,741	1,689
Accumulated other comprehensive loss	(104)	(437)
Retained earnings	8,202	5,051
	12,496	8,953
Less 183 and 62 shares of treasury stock, at cost	5,630	1,577
Total shareholders’ equity	6,866	7,376
Total liabilities and shareholders’ equity	$13,135	$16,860
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Shareholders’ Equity

Millions of dollars and shares	2007	2006	2005
Balance at January 1	$7,376	$6,372	$3,932
Dividends and other transactions with shareholders	(1,499)	(1,324)	202
Sale of stock by a subsidiary	–	117	–
Adoption of Statement of Financial Accounting
Standards No. 158	–	(218)	–
Adoption of Financial Accounting Standards Board
Interpretation No. 48	(30)	–	–
Shares exchanged in KBR, Inc. exchange offer	(2,809)	–	–
Other	(4)	34	–

Comprehensive income:
Net income	3,499	2,348	2,358
Net cumulative translation adjustments	(23)	34	(41)
Defined benefit and other postretirement plans adjustments	355	2	(54)
Net unrealized gains (losses) on investments
and derivatives	1	11	(25)
Total comprehensive income	3,832	2,395	2,238

Balance at December 31	$6,866	$7,376	$6,372
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Cash Flows

	Year Ended December 31
Millions of dollars	2007	2006	2005
Cash flows from operating activities:
Net income	$3,499	$2,348	$2,358
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations	(975)	(171)	(251)
Depreciation, depletion, and amortization	583	480	448
Provision (benefit) for deferred income taxes	(111)	658	(243)
Gain on sale of business assets	(52)	(66)	(102)
Asbestos and silica liability payment related to Chapter 11 filing	–	–	(2,345)
Collection of asbestos- and silica-related insurance receivables	29	167	1,032
Other changes:
Receivables	(355)	(494)	(314)
Accounts receivable facilities transactions	–	–	(256)
Inventories	(218)	(309)	(151)
Accounts payable	77	96	102
Contributions to pension plans	(41)	(75)	(39)
Other	259	712	252
Cash flows from discontinued operations	31	311	210
Total cash flows from operating activities	2,726	3,657	701
Cash flows from investing activities:
Sales of property, plant, and equipment	203	152	106
Dispositions of business assets, net of cash disposed	70	98	212
Investments – restricted cash	56	–	1
Sales (purchases) of short-term investments in marketable securities, net	(332)	(20)	891
Acquisitions of business assets, net of cash acquired	(563)	(27)	(108)
Disposal of KBR, Inc. cash upon separation	(1,461)	–	–
Capital expenditures	(1,583)	(834)	(575)
Other investing activities	(38)	(20)	(36)
Cash flows from discontinued operations	(13)	225	19
Total cash flows from investing activities	(3,661)	(426)	510
Cash flows from financing activities:
Proceeds from exercises of stock options	110	159	342
Tax benefit from exercise of options and restricted stock	29	53	–
Borrowings (repayments) of short-term debt, net	9	(13)	8
Proceeds from long-term debt, net of offering costs	–	–	23
Payments on long-term debt	(7)	(324)	(802)
Payments of dividends to shareholders	(314)	(306)	(254)
Payments to reacquire common stock	(1,374)	(1,339)	(12)
Other financing activities	(5)	5	(1)
Cash flows from discontinued operations	(18)	485	(24)
Total cash flows from financing activities	(1,570)	(1,280)	(720)
Effect of exchange rate changes on cash, including $0, $50, and $(3) related to
discontinued operations	(27)	37	(17)
Increase (decrease) in cash and equivalents	(2,532)	1,988	474
Cash and equivalents at beginning of year, including $1,461, $390, and $188
related to discontinued operations	4,379	2,391	1,917
Cash and equivalents at end of year, including $0, $1,461, and $390 related
to discontinued operations	$1,847	$4,379	$2,391
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest from continuing operations	$144	$164	$193
Income taxes from continuing operations	$941	$289	$203
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Notes to Consolidated Financial Statements

Note 1.  Description of Company and Significant Accounting Policies
Description of Company
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924.  We are one of the world’s largest oilfield services companies.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  We provide a comprehensive range of services and products for the exploration, development, and production of oil and gas around the world.
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
Basis of presentation
The consolidated financial statements include the accounts of our company and all of our subsidiaries that we control or variable interest entities for which we have determined that we are the primary beneficiary.  All material intercompany accounts and transactions are eliminated.  Investments in companies in which we have significant influence are accounted for using the equity method.  If we do not have significant influence, we use the cost method.
As the result of realigning our products and services during the third quarter of 2007, we are now reporting two business segments.  See Note 4 for further information.  Additionally, KBR, Inc. (KBR), formerly a wholly owned subsidiary, is reclassified as discontinued operations in the consolidated financial statements.  See Note 2 for additional information.  All prior periods presented reflect these changes.
Certain other prior year amounts have been reclassified to conform to the current year presentation.
Revenue recognition
Overall.  Our services and products are generally sold based upon purchase orders or contracts with our customers that do not include right of return provisions or other significant post-delivery obligations.  Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications.  We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured.  Service revenue, including training and consulting services, is recognized when the services are rendered and collectibility is reasonably assured.  Rates for services are typically priced on a per day, per meter, per man-hour, or similar basis.
Software sales.  Sales of perpetual software licenses, net of any deferred maintenance and support fees, are recognized as revenue upon shipment.  Sales of time-based licenses are recognized as revenue over the license period.  Maintenance and support fees are recognized as revenue ratably over the contract period, usually a one-year duration.
Percentage of completion.  Revenue from long-term contracts to provide well construction and completion services is reported on the percentage-of-completion method of accounting.  Progress is generally based upon physical progress related to contractually defined units of work.  Physical percent complete is determined as a combination of input and output measures as deemed appropriate by the circumstances.  All known or anticipated losses on contracts are provided for when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in revenue when collection is deemed probable.
Sale of stock by a subsidiary
When, as part of a broader corporate reorganization, a subsidiary or affiliate sells unissued shares in a public offering, we treat the transaction as a capital transaction.  Therefore, the increase or decrease in the carrying amount of our subsidiary’s stock is not reflected as a gain or loss on our consolidated statements of operations, but as an increase or decrease to “Paid-in capital in excess of par value.”

Research and development
Research and development expenses are charged to income as incurred.  Research and development expenses were $301 million in 2007, $254 million in 2006, and $218 million in 2005, of which over 97% was company-sponsored in each year.
Software development costs
Costs of developing software for sale are charged to expense as research and development when incurred until technological feasibility has been established for the product.  Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers.  We capitalized costs related to software developed for resale of $23 million in 2007 and $21 million in both 2006 and 2005.  Amortization expense of software development costs was $17 million for 2007, $21 million for 2006, and $22 million for 2005.  Once the software is ready for release, amortization of software development costs begins.  Capitalized software development costs are amortized over periods not exceeding five years.
Cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents, except for cash equivalents of KBR, which are reflected as current assets of discontinued operations at December 31, 2006.
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
Allowance for bad debts
We establish an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of our customers.
Property, plant, and equipment
Other than those assets that have been written down to their fair values due to impairment, property, plant, and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets.  Accelerated depreciation methods are also used for tax purposes, wherever permitted.  Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Planned major maintenance costs are generally expensed as incurred.
Goodwill
The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist.  The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.  Our annual impairment tests resulted in no goodwill impairment in 2007, 2006, or 2005.
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
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our consolidated statements of operations.
We generally do not provide income taxes on the undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities.  These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount, if any, of taxes payable.  Taxes are provided as necessary with respect to earnings that are not permanently reinvested.
Derivative instruments
At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates, interest rates, and commodity prices.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivatives on the balance sheet at fair value.  Derivatives are adjusted to fair value and reflected through the results of operations.  Gains or losses on foreign currency derivatives are included in other, net; gains or losses on interest rate derivatives are included in interest expense; and gains or losses on commodity derivatives are included in operating income.  Our derivatives are not designated as hedges for accounting purposes.
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

Stock-based compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application.  Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006.  Compensation cost for the unvested portion of awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period based on the fair value at date of grant.  Also, beginning with the January 1, 2006 purchase period, compensation expense for our 2002 Employee Stock Purchase Plan (ESPP) is being recognized.  The cumulative effect of this change in accounting principle related to stock-based awards was immaterial.  Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB No. 25, no compensation expense was recognized for stock options or the ESPP.  Compensation expense was recognized for restricted stock awards.  As a result of adopting SFAS No. 123(R), the incremental pretax expense related to employee stock option awards and our ESPP totaled approximately $33 million in 2006 or $0.02 per diluted share after tax on continuing operations.  The incremental impact to net income related to employee stock option awards and our ESPP in 2006 totaled approximately $26 million.
Total stock-based compensation expense for continuing operations, net of related tax effects, was $62 million in 2007 and $49 million in 2006.  Total income tax benefit recognized in continuing operations for stock-based compensation arrangements was $35 million in 2007, $27 million in 2006, and $13 million in 2005.  Total incremental compensation cost resulting from modifications of previously granted stock-based awards was $18 million in 2007, $10 million in 2006, and $12 million in 2005.  These modifications allowed certain employees to retain their awards after leaving the company.
The following table summarizes the pro forma effect on net income and income per share for 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Year ended
Millions of dollars except per share data	December 31, 2005
Net income, as reported	$2,358
Add:
Stock-based compensation expense included in
continuing operations, net of related tax effects	23
Stock-based compensation expense included in
discontinued operations, net of related tax effects	8
Less:
Stock-based compensation expense for continuing
operations determined under fair-value-based
method for all awards, net of related tax effects	(46)
Stock-based compensation expense for discontinued
operations determined under fair-value-based
method for all awards, net of related tax effects	(15)
Net income, pro forma	$2,328

Basic income per share:
Continuing operations
As reported	$2.09
Pro forma	$2.07
Discontinued operations
As reported	$0.25
Pro forma	$0.24

Diluted income per share:
Continuing operations
As reported	$2.03
Pro forma	$2.01
Discontinued operations
As reported	$0.24
Pro forma	$0.24

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The expected volatility of options granted in 2007 and 2006 was a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock.  The expected volatility of options granted in 2005 was based upon the historical volatility of our common stock.  The expected term of options granted in 2007, 2006, and 2005 was based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees.  The assumptions and resulting fair values of options granted were as follows:

	Year Ended December 31
	2007	2006	2005
Expected term (in years)	5.14	5.24	5.00
Expected volatility	35.70%	42.20%	51.06 – 52.79%
Expected dividend yield	0.89 – 1.14%	0.76 – 1.06%	0.73 – 1.16%
Risk-free interest rate	3.37 – 5.00%	4.30 – 5.03%	3.77 – 4.33%
Weighted average grant-date fair value per share	$11.35	$14.20	$11.42

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model.  The expected volatility was a one-year historical volatility of our common stock.  The assumptions and resulting fair values were as follows:

	Offering period July 1 through December 31
	2007	2006	2005
Expected term (in years)	0.5	0.5	0.5
Expected volatility	29.49%	37.77%	30.46%
Expected dividend yield	1.03%	0.80%	0.73%
Risk-free interest rate	4.98%	5.29%	3.89%
Weighted average grant-date fair value per share	$7.97	$9.32	$5.50

	Offering period January 1 through June 30
	2007	2006	2005
Expected term (in years)	0.5	0.5	0.5
Expected volatility	34.91%	35.65%	26.93%
Expected dividend yield	1.00%	0.75%	1.16%
Risk-free interest rate	5.09%	4.38%	3.15%
Weighted average grant-date fair value per share	$7.20	$7.91	$4.15
See Note 12 for further detail on stock incentive plans.

Note 2.  KBR Separation
In November 2006, KBR completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR common stock at $17.00 per share.  Proceeds from the IPO were approximately $508 million, net of underwriting discounts and commissions and offering expenses.  The increase in the carrying amount of our investment in KBR, resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our consolidated balance sheet at December 31, 2006.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR common stock owned by us on that date for 85.3 million shares of our common stock.  In the second quarter of 2007, we recorded a gain on the disposition of KBR of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR as described below, which is included in income from discontinued operations on the consolidated statement of operations.
The following table presents the financial results of KBR, which are reflected as discontinued operations in our consolidated statements of operations.  For accounting purposes, we ceased including KBR’s operations in our results effective March 31, 2007.

	Year Ended December 31
Millions of dollars	2007		2006	2005
Revenue	$2,250		$9,621	$10,141
Operating income	$62		$239	$453
Net income	$23	(a)	$180	$250
(a)	Net income for 2007 represents our 81% share of KBR’s results from January 1, 2007 through March 31, 2007.

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

As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.  The estimated fair value of these indemnities and guarantees is primarily included in “Other liabilities” on the consolidated balance sheet at December 31, 2007.
Additionally, Halliburton provides indemnities, performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders under project contract, credit agreements, letters of credit, and other KBR credit instruments.  These indemnities and guarantees will continue until they expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations thereunder; (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer; or (3) the expiration of the credit agreements.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with: (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR project contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR project contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR is compensating Halliburton for these guarantees.  Halliburton has also provided a limited indemnity, with respect to FCPA governmental and third-party claims, to the lender parties under KBR’s revolving credit agreement expiring in December 2010.  KBR has agreed to indemnify Halliburton, other than for the FCPA and Barracuda-Caratinga bolts matter, if Halliburton is required to perform under any of the indemnities or guarantees related to KBR’s revolving credit agreement, letters of credit, surety bonds, or performance guarantees described above.
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

Note 3.  Acquisitions and Dispositions
PSL Energy Services Limited
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), an eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  We paid approximately $330 million for PSLES, consisting of $326 million in cash and $4 million in debt assumed, subject to adjustment for working capital purposes.  As of December 31, 2007, we had recorded goodwill of $163 million and intangible assets of $54 million on a preliminary basis until our analysis of the fair value of assets acquired and liabilities assumed is complete.  Beginning in August 2007, PSLES’s results of operations are included in our Completion and Production segment.
Dresser, Ltd. interest
As a part of our sale of Dresser Equipment Group in 2001, we retained a small equity interest in Dresser Inc.’s Class A common stock.  Dresser Inc. was later reorganized as Dresser, Ltd., and we exchanged our shares for shares of Dresser, Ltd.  In May 2007, we sold our remaining interest in Dresser, Ltd.  We received $70 million in cash from the sale and recorded a $49 million gain.  This investment was reflected in “Other assets” on our consolidated balance sheet at December 31, 2006.
Ultraline Services Corporation
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation (Ultraline), a division of Savanna Energy Services Corp.  Ultraline is a provider of wireline services in Canada.  We paid approximately $178 million for Ultraline and recorded goodwill of $124 million and intangible assets of $41 million.  Beginning in February 2007, Ultraline’s results of operations are included in our Drilling and Evaluation segment.
Subsea 7, Inc.
In January 2005, we completed the sale of our 50% interest in Subsea 7, Inc. to our joint venture partner, Siem Offshore (formerly DSND Subsea ASA), for approximately $200 million in cash.  As a result of the transaction, we recorded a gain of approximately $110 million during the first quarter of 2005.  We accounted for our 50% ownership of Subsea 7, Inc. using the equity method in our Completion and Production segment.

Note 4.  Business Segment Information
Subsequent to the KBR separation, in the third quarter of 2007, we realigned our products and services to improve operational and cost management efficiencies, better serve our customers, and become better aligned with the process of exploring for and producing from oil and natural gas wells.  We now operate under two divisions, which form the basis for the two operating segments we now report:  the Completion and Production segment and the Drilling and Evaluation segment.  All periods presented reflect reclassifications related to the change in operating segments and the reclassification of certain amounts between the operating segments and “Corporate and other.”  The two KBR segments have been reclassified as discontinued operations as a result of the separation of KBR from us.
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
Baroid Fluid Services provides drilling fluid systems, performance additives, completion fluids, solids control, specialized testing equipment, and waste management services for oil and gas drilling, completion, and workover operations.
Sperry Drilling Services provides drilling systems and services.  These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, surface data logging, multilateral systems, underbalanced applications, and rig site information systems.  Our drilling systems offer directional control while providing important measurements about the characteristics of the drill string and geological formations while drilling directional wells.  Real-time operating capabilities enable the monitoring of well progress and aid decision-making processes.
Security DBS Drill Bits provides roller cone rock bits, fixed cutter bits, hole enlargement and related downhole tools and services used in drilling oil and gas wells.  In addition, coring equipment and services are provided to acquire cores of the formation drilled for evaluation.
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
The Drilling and Evaluation segment also provides oilfield project management and integrated solutions to independent, integrated, and national oil companies.  These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and gas assets.
Corporate and other includes expenses related to support functions and corporate executives.  Also included are certain gains and losses that are not attributable to a particular business segment.  “Corporate and other” represents assets not included in a business segment and is primarily composed of cash and equivalents, deferred tax assets, and marketable securities.
Intersegment revenue and revenue between geographic areas are immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.

The following tables present information on our business segments.

Operations by business segment
	Year Ended December 31
Millions of dollars	2007	2006	2005
Revenue:
Completion and Production	$8,386	$7,221	$5,495
Drilling and Evaluation	6,878	5,734	4,605
Total	$15,264	$12,955	$10,100
Operating income (loss):
Completion and Production	$2,199	$2,140	$1,524
Drilling and Evaluation	1,485	1,328	840
Corporate and other	(186)	(223)	(200)
Total	$3,498	$3,245	$2,164
Capital expenditures:
Completion and Production	$791	$441	$309
Drilling and Evaluation	759	390	266
Corporate and other	33	3	–
Total	$1,583	$834	$575
Depreciation, depletion, and amortization:
Completion and Production	$288	$239	$217
Drilling and Evaluation	295	241	231
Total	$583	$480	$448

	December 31
Millions of dollars	2007	2006
Total assets:
Completion and Production	$4,842	$3,636
Drilling and Evaluation	4,606	3,566
Shared assets	672	1,216
Corporate and other	3,015	3,047
Discontinued operations	–	5,395
Total	$13,135	$16,860

Not all assets are associated with specific segments.  Those assets specific to segments include receivables, inventories, certain identified property, plant, and equipment (including field service equipment), equity in and advances to related companies, and goodwill.  The remaining assets, such as cash, are considered to be shared among the segments.
Revenue by country is determined based on the location of services provided and products sold.

Operations by geographic area
	Year Ended December 31
Millions of dollars	2007	2006	2005
Revenue:
United States	$6,673	$5,869	$4,317
Other countries	8,591	7,086	5,783
Total	$15,264	$12,955	$10,100

	December 31
Millions of dollars	2007	2006
Long-lived assets:
United States	$2,733	$2,045
Other countries	2,263	1,413
Total	$4,996	$3,458

Note 5.  Receivables
Our trade receivables are generally not collateralized.  At December 31, 2007, 35% of our gross trade receivables were from customers in the United States.  As of December 31, 2006, 39% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 6.  Inventories
Inventories are stated at the lower of cost or market.  In the United States we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $71 million at December 31, 2007 and $58 million at December 31, 2006.  If the average cost method had been used, total inventories would have been $25 million higher than reported at December 31, 2007 and $20 million higher than reported at December 31, 2006.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	December 31
Millions of dollars	2007	2006
Finished products and parts	$1,042	$883
Raw materials and supplies	325	256
Work in process	92	96
Total	$1,459	$1,235

Finished products and parts are reported net of obsolescence reserves of $65 million at December 31, 2007 and $63 million at December 31, 2006.

Note 7.  Investments
Investments in marketable securities
At December 31, 2007, we had $388 million invested in marketable securities, consisting of auction-rate securities and variable-rate demand notes which were classified as available-for-sale and recorded at fair value.  In January 2008, we sold the entire balance of marketable securities at face value.  At December 31, 2006, our investments in marketable securities were $20 million.
Restricted cash
At December 31, 2007, we had restricted cash of $52 million, which primarily consisted of collateral for potential future insurance claim reimbursements, included in “Other assets.”  At December 31, 2006, we had restricted cash of $108 million in “Other assets,” which primarily consisted of similar items.  The $56 million decrease in restricted cash primarily reflects the release, due to the separation of KBR, of collateral related to potential insurance claim reimbursements.

Note 8.  Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2007	2006
Land	$46	$37
Buildings and property improvements	869	782
Machinery, equipment, and other	6,841	5,531
Total	7,756	6,350
Less accumulated depreciation	4,126	3,793
Net property, plant, and equipment	$3,630	$2,557

The percentages of total buildings and property improvements and total machinery, equipment, and other, excluding oil and gas investments, are depreciated over the following useful lives:

	Buildings and Property
	Improvements
	2007	2006
1 – 10 years	17%	18%
11 – 20 years	50%	49%
21 – 30 years	13%	14%
31 – 40 years	20%	19%

	Machinery, Equipment,
	and Other
	2007	2006
1 – 5 years	22%	26%
6 – 10 years	72%	68%
11 – 20 years	6%	6%

Note 9.  Debt
Short-term notes payable consist primarily of overdraft and other facilities with varying rates of interest.  Long-term debt consisted of the following:

	December 31
Millions of dollars	2007	2006
3.125% convertible senior notes due July 2023	$1,200	$1,200
5.5% senior notes due October 2010	749	749
7.6% debentures due August 2096	294	294
8.75% debentures due February 2021	185	185
Medium-term notes due 2008 through 2027	299	299
Other	59	82
Total long-term debt	2,786	2,809
Less current portion	159	26
Noncurrent portion of long-term debt	$2,627	$2,783

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

-	if the notes have been called for redemption;
-	upon the occurrence of specified corporate transactions that are described in the indenture governing the notes; or
-
during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service and Standard & Poor’s are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

The conversion price is $18.825 per share and is subject to adjustment upon the occurrence of stock dividends in common stock, the issuance of rights or warrants, stock splits and combinations, the distribution of indebtedness, securities, or assets, or excess cash distributions.  The stock conversion rate for the notes changed as a result of our July 2006 stock split and periodic increases to our quarterly dividend.  The maximum stock conversion rate is 87.6424 shares of common stock per $1,000 principal amount of notes.  As of December 31, 2007, the stock conversion rate was 53.3383 shares of common stock per $1,000 principal amount of notes.
Subsequent to issuing the notes, we agreed upon conversion to settle the principal amount of the notes in cash.  For any amounts in excess of the aggregate principal amount we have the right to deliver shares of our common stock, cash, or a combination of cash and common stock.  See Note 13 for discussion of the impact on diluted earnings per share.
The notes are redeemable for cash at our option on or after July 15, 2008.  Holders may require us to repurchase the notes for cash on July 15 of 2008, 2013, or 2018 or, prior to July 15, 2008, in the event of a fundamental change as defined in the underlying indenture.
Other senior debt
We have issued various senior notes, medium-term notes, and debentures, all of which rank equally with our existing and future senior unsecured indebtedness.  Our senior notes with an aggregate principal amount of $750 million will mature in October 2010 and bear interest at a rate equal to 5.5%, payable semiannually.  They are redeemable by us, in whole or in part, at any time, subject to a redemption price equal to the greater of 100% of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest due on the notes discounted to the redemption date at the treasury rate plus 25 basis points.  The senior notes were initially offered on a discounted basis at 99.679% of their face value.  The discount is being amortized to interest expense over the life of the notes.
We have outstanding notes under our medium-term note program, including $150 million that will mature in December 2008 and bear interest at a rate equal to 5.63%, payable semiannually.  They are redeemable by us, in whole or in part, at any time, subject to a redemption price equal to the greater of 100% of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest due on the notes discounted to the redemption date at the treasury rate plus 15 basis points.  In addition, we have notes issued under the medium-term note program with a principal amount of $45 million that mature in May 2017 and notes with a principal amount of $104 million that mature in February 2027, which bear interest rates equal to 7.53% and 6.75%, respectively, payable semiannually.  The 7.53% and 6.75% notes may not be redeemed prior to maturity.  The medium-term notes do not have sinking fund requirements.
We have outstanding debentures with an aggregate principal amount of $185 million that will mature in February 2021 and bear interest at a rate equal to 8.75%, payable semiannually.  In addition, we have outstanding debentures with an aggregate principal amount of $294 million that will mature in August 2096 and bear interest at a rate equal to 7.6%, payable semiannually.  The debentures may not be redeemed prior to maturity and do not have sinking fund requirements.

Revolving credit facilities
On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility with generally similar terms and conditions except that the new facility does not contain any financial covenants.  The purpose of the facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the revolving credit facility as of December 31, 2007.
Maturities
Our debt matures as follows:  $159 million in 2008; $12 million in 2009; $755 million in 2010; $3 million in 2011; $3 million in 2012; and $1.9 billion thereafter.

Note 10.  Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We anticipate that we will enter into appropriate tolling agreements with the SEC and the DOJ.
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
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and we understand KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current or former executive officers or employees, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.

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
As of December 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 for additional information.
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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel has set an evidentiary hearing in April 2008.
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

In April 2005, the court appointed new co-lead counsel and named AMSF the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss.  The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement.  In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting AMSF to re-plead some of those claims to correct deficiencies in its earlier complaint.  In April 2006, AMSF filed its fourth amended consolidated complaint.  We filed a motion to dismiss those portions of the complaint that had been re-pled.  A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our CEO.  The court ordered that the case proceed against our CEO and Halliburton.  In response to a motion by the lead plaintiff, on February 26, 2007, the court ordered the removal and replacement of their co-lead counsel.  In June 2007, upon becoming aware of a United States Supreme Court opinion issued in that month, the court allowed further briefing on the motion to dismiss filed on behalf of our CEO.  That briefing is complete, but the court has not yet ruled.  In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The case is set for trial in July 2009.
As of December 31, 2007, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
Asbestos insurance settlements
At December 31, 2004, we resolved all open and future asbestos- and silica-related claims in the prepackaged Chapter 11 proceedings of DII Industries LLC, Kellogg Brown & Root LLC, and our other affected subsidiaries that had previously been named as defendants in a large number of asbestos- and silica-related lawsuits.  During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies.
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At December 31, 2007, we had not recorded any liability associated with these indemnifications.
M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market, had sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures.  The claims M-I, LLC asserted are based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I, LLC amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act.  In October 2006, a federal court dismissed our infringement action based upon its holding that the claims in our patent were indefinite and the patent was, therefore, invalid.  That judgment was affirmed by the appellate court in January 2008.  M-I, LLC also alleges that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law.  M-I, LLC seeks compensatory damages, which it claims should be trebled, as well as punitive damages and injunctive relief.  We believe that M-I, LLC’s claims are without merit and intend to aggressively defend them.  The case is set for trial in September 2008.
As of December 31, 2007, we had not accrued any amounts in connection with this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.

Dirt, Inc. litigation
In April 2005, Dirt, Inc. brought suit in Alabama against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd., claiming that Bredero-Shaw disposed of hazardous waste in a construction materials landfill owned and operated by Dirt, Inc.  Bredero-Shaw has offered to take responsibility for cleanup of the site.  The plaintiff did not accept that offer, and the method and cost of such cleanup are disputed, with expert opinions ranging from $6 million to $144 million.  On November 1, 2007, the trial court in the above-referenced matter entered a judgment in the total amount of $108 million, of which Halliburton Energy Services, Inc. could be responsible for as much as 50%.  We are pursuing an appeal and believe that it is probable that the Alabama Supreme Court will reverse the trial court’s judgment because, among other things:
-	the trial court misapplied the law on the measure of damages;
-	Halliburton Energy Services, Inc., as a shareholder, should not have liability for actions of the venture; and
-	the statute of limitations had run on an issue submitted to the jury.
We have accrued an amount less than $10 million, which represents our 50% portion of what we believe it will cost to remediate the site.
Environmental
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.  In the United States, these laws and regulations include, among others:
-	the Comprehensive Environmental Response, Compensation, and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act; and
-	the Toxic Substances Control Act.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $72 million as of December 31, 2007 and $39 million as of December 31, 2006.  Our total liability related to environmental matters covers numerous properties, including the property in regard to which Dirt, Inc. has brought suit against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd.  See “Dirt, Inc. litigation” in this note for further information regarding this matter.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of December 31, 2007, those 9 sites accounted for approximately $10 million of our total $72 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of December 31, 2007, including $1.1 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Leases
We are obligated under operating leases, principally for the use of land, offices, equipment, manufacturing and field facilities, and warehouses.  Total rentals, net of sublease rentals, were $487 million in 2007, $402 million in 2006, and $338 million in 2005.
Future total rentals on noncancelable operating leases are as follows:  $180 million in 2008; $131 million in 2009; $104 million in 2010; $74 million in 2011; $40 million in 2012; and $172 million thereafter.

Note 11.  Income Taxes
The components of the provision for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2007	2006	2005
Current income taxes:
Federal	$(560)	$(156)	$22
Foreign	(449)	(122)	(116)
State	(38)	(11)	(1)
Total current	(1,047)	(289)	(95)
Deferred income taxes:
Federal	129	(600)	291
Foreign	7	(95)	(14)
State	4	(19)	(57)
Total deferred	140	(714)	220
(Provision) benefit for income taxes	$(907)	$(1,003)	$125

The United States and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Year Ended December 31
Millions of dollars	2007	2006	2005
United States	$2,219	$2,280	$1,399
Foreign	1,241	919	598
Total	$3,460	$3,199	$1,997

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest were as follows:

	Year Ended December 31
	2007	2006	2005
United States statutory rate	35.0%	35.0%	35.0%
Impact of foreign income taxed at different rates	(2.3)	(1.3)	0.3
Other impact of foreign operations	(3.9)	3.1	(2.0)
Valuation allowance	(2.0)	(3.3)	(40.3)
State income taxes, net of federal income tax benefit	0.3	0.7	1.1
Adjustments of prior year taxes	(0.3)	(2.1)	0.4
Other items, net	(0.6)	(0.7)	(0.8)
Total effective tax rate on continuing operations	26.2%	31.4%	(6.3)%

The major component of the difference between the 2007 statutory rate compared to the effective rate is the favorable impact of the ability to recognize United States foreign tax credits of approximately $205 million.  This amount consists of approximately $68 million of a change in valuation allowance for credits previously recognized and approximately $137 million reflected in other impact of foreign operations for changes to United States tax filings to claim foreign tax credits rather than deducting foreign taxes.  We now believe we can utilize these credits currently because we have generated additional taxable income and expect to continue to generate a higher level of taxable income largely from the growth of our international operations.  The major component of the difference between the 2005 statutory tax rate compared to the effective tax rate is the release of a valuation allowance for future tax attributes related to United States net operating losses established in prior years.  The remaining valuation allowance on future tax attributes related to United States net operating loss was released in 2006.  The primary components of our deferred tax assets and liabilities and the related valuation allowances were as follows:

	December 31
Millions of dollars	2007	2006
Gross deferred tax assets:
Employee compensation and benefits	$262	$289
Capitalized research and experimentation	94	65
Accrued liabilities	80	64
Foreign tax credit carryforward	61	68
Inventory	63	62
Insurance accruals	46	45
Software revenue recognition	37	57
Net operating loss carryforwards	24	29
Alternative minimum tax credit carryforward	19	66
Other	176	90
Total gross deferred tax assets	862	835
Gross deferred tax liabilities:
Depreciation and amortization	164	135
Joint ventures, partnerships, and unconsolidated affiliates	34	2
Other	55	20
Total gross deferred tax liabilities	253	157
Valuation allowances:
Net operating loss carryforwards	22	29
Foreign tax credit carryforwards	–	68
Other	7	–
Total valuation allowances	29	97
Net deferred income tax asset	$580	$581

At December 31, 2007, we had a total of $58 million of foreign net operating loss carryforwards, of which $31 million will expire from 2008 through 2020 and $27 million will not expire due to indefinite expiration dates.  At December 31, 2007, we had $27 million of domestic net operating loss carryforwards that will expire from 2021 through 2023 related to a consolidated joint venture.  During 2005, our existing deferred tax asset related to asbestos and silica liabilities became a United States net operating loss due to the tax deduction of the related costs in 2005.  As a result, a domestic net operating loss carryforward of $2.1 billion was created and was fully utilized in 2006.  At December 31, 2007, we had United States foreign tax credit carryforwards of $61 million that are expected to expire in 2016.  The federal alternative minimum tax credit carryforwards are available to reduce future United States federal income taxes on an indefinite basis.
We established a valuation allowance on certain domestic and foreign operating loss carryforwards on the basis that we believe these assets will not be utilized in the statutory carryover period.
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
As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings.  Of the $30 million reduction to retained earnings, $10 million was attributable to KBR, which is now reported as discontinued operations in the consolidated financial statements.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties
Balance at January 1, 2007	$242	$34
Change in prior year tax positions	145	–
Change in current year tax positions	34	4
Settlements with taxing authorities	(30)	(1)
Lapse of statute of limitations	(3)	–
Balance at December 31, 2007	$388	$37

At December 31, 2007, $99 million of tax benefits associated with United States foreign tax credits was included in the balance of unrecognized tax benefits that could be resolved within the next 12 months.  A review of foreign tax documentation is currently underway and will likely be significantly progressed within the next 12 months.  Also, as of December 31, 2007, a significant portion of our non-United States unrecognized tax benefits, while not individually significant, could be settled within the next 12 months.  As of December 31, 2007, we estimated that $289 million of the balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our statement of operations.  We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions.  In most cases, we are no longer subject to United States federal, state, and local, or non-United States income tax examination by tax authorities for years before 1998.  Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are routinely examined in the normal course of business by tax authorities.  Currently, our United States federal tax filings are under review for tax years 2000 through 2005.  An unrecognized tax benefit of $6 million related to the 2000 through 2002 tax years could be resolved within the next 12 months.

Note 12.  Shareholders’ Equity and Stock Incentive Plans
The following tables summarize our common stock and other shareholders’ equity activity:

		Paid-in
		Capital in					Accumulated
		Excess	Asbestos				Other
	Common	of Par	Trust	Treasury	Deferred	Retained	Comprehensive
Millions of dollars	Shares	Value	Shares	Stock	Compensation	Earnings	Income
Balance at December 31, 2004	$2,292	$(869)	$2,335	$(477)	$(74)	$871	$(146)
Cash dividends paid	–	–	–	–	–	(254)	–
Stock plans	44	258	–	115	(24)	–	–
Common shares purchased	–	–	–	(12)	–	–	–
Tax benefit from exercise of options
and restricted stock	–	75	–	–	–	–	–
Total dividends and other transactions
with shareholders	44	333	–	103	(24)	(254)	–
Asbestos trust shares	298	2,037	(2,335)	–	–	–	–
Comprehensive income (loss):
Net income	–	–	–	–	–	2,358	–
Other comprehensive income:
Cumulative translation
adjustment	–	–	–	–	–	–	(48)
Realization of translation losses
included in net income	–	–	–	–	–	–	7
Defined benefit and other
postretirement plans
adjustments, net of tax
benefit of $23	–	–	–	–	–	–	(54)
Net unrealized losses on
investments and derivatives,
net of tax benefit of $7	–	–	–	–	–	–	(12)
Realization of gains on
investments and derivatives,
net of tax provision of $8	–	–	–	–	–	–	(13)
Total comprehensive income	–	–	–	–	–	2,358	(120)
Balance at December 31, 2005	$2,634	$1,501	$–	$(374)	$(98)	$2,975	$(266)
Cash dividends paid	–	–	–	–	–	(306)	–
Stock plans	16	116	–	136	–	–	–
Common shares purchased	–	–	–	(1,339)	–	–	–
Tax benefit from exercise of options
and restricted stock	–	53	–	–	–	–	–
Total dividends and other transactions
with shareholders	16	169	–	(1,203)	–	(306)	–
Sale of stock by a subsidiary	–	117	–	–	–	–	–
Reclassification of deferred
compensation	–	(98)	–	–	98	–	–
Adoption of SFAS No. 158, net of tax
benefit of $146	–	–	–	–	–	–	(218)
Other	–	–	–	–	–	34	–
Comprehensive income (loss):
Net income	–	–	–	–	–	2,348	–
Other comprehensive income:
Cumulative translation adjustment	–	–	–	–	–	–	48
Realization of translation gains
included in net income	–	–	–	–	–	–	(14)
Defined benefit and other
postretirement plans
adjustments, net of tax benefit
of $16	–	–	–	–	–	–	2
Net unrealized gains on
investments and derivatives, net
of tax benefit of $7	–	–	–	–	–	–	12
Realization of gains on
investments and derivatives,
net of tax provision of $0	–	–	–	–	–	–	(1)
Total comprehensive income	–	–	–	–	–	2,348	47
Balance at December 31, 2006	$2,650	$1,689	$–	$(1,577)	$–	$5,051	$(437)

		Paid-in
		Capital in					Accumulated
		Excess	Asbestos				Other
	Common	of Par	Trust	Treasury	Deferred	Retained	Comprehensive
Millions of dollars	Shares	Value	Shares	Stock	Compensation	Earnings	Income
Balance at December 31, 2006	$2,650	$1,689	$–	$(1,577)	$–	$5,051	$(437)
Cash dividends paid	–	–	–	–	–	(314)	–
Stock plans	7	23	–	130	–	–	–
Common shares purchased	–	–	–	(1,374)	–	–	–
Tax benefit from exercise of options
and restricted stock	–	29	–	–	–	–	–
Total dividends and other transactions
with shareholders	7	52	–	(1,244)	–	(314)	–
Shares exchanged in KBR, Inc.
exchange offer	–	–	–	(2,809)	–	–	–
Adoption of FIN 48	–	–	–	–	–	(30)	–
Other	–	–	–	–	–	(4)	–
Comprehensive income (loss):
Net income	–	–	–	–	–	3,499	–
Other comprehensive income:
Cumulative translation
adjustment	–	–	–	–	–	–	1
Realization of translation gains
included in net income	–	–	–	–	–	–	(24)
Defined benefit and other
postretirement plans
adjustments:
Prior service cost:
Plan amendment	–	–	–	–	–	–	(2)
Settlements/curtailments	–	–	–	–	–	–	5
Actuarial gain (loss):
Net gain	–	–	–	–	–	–	105
Amortization of net loss	–	–	–	–	–	–	14
Settlements/curtailments	–	–	–	–	–	–	7
Tax effect on defined benefit
and postretirement plans	–	–	–	–	–	–	(45)
KBR, Inc. separation	–	–	–	–	–	–	271
Defined benefit and other
postretirement plans, net	–	–	–	–	–	–	355
Net unrealized gains on
investments, net of tax
benefit of $0	–	–	–	–	–	–	1
Total comprehensive income	–	–	–	–	–	3,499	333
Balance at December 31, 2007	$2,657	$1,741	$–	$(5,630)	$–	$8,202	$(104)

Accumulated other comprehensive loss	December 31
Millions of dollars	2007	2006	2005
Cumulative translation adjustment	$(61)	$(38)	$(72)
Defined benefit and other postretirement liability adjustments	(45)	(400)	(184)
Unrealized gains (losses) on investments and derivatives	2	1	(10)
Total accumulated other comprehensive loss	$(104)	$(437)	$(266)

Shares of common stock	December 31
Millions of shares	2007	2006	2005
Issued	1,063	1,060	1,054
In treasury	(183)	(62)	(26)
Total shares of common stock outstanding	880	998	1,028

In May 2006, the shareholders increased the number of authorized shares of common stock to two billion.  Also in May 2006, our Board of Directors finalized the terms of a two-for-one common stock split, effected in the form of a stock dividend.  As a result, the split was effected in the form of a stock dividend paid on July 14, 2006 to shareholders of record on June 23, 2006.  The effect on the balance sheet was to reduce “Paid-in capital in excess of par value” by $1.3 billion and to increase “Common shares” by $1.3 billion.  All prior period common stock and applicable share and per share amounts were retroactively adjusted to reflect the split.
In February 2006, our Board of Directors approved a share repurchase program up to $1.0 billion, which replaced our previous share repurchase program.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  The stock repurchase program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions.  The program may be terminated or suspended at any time.  From the inception of this program through December 31, 2007, we have repurchased approximately 79 million shares of our common stock for approximately $2.7 billion at an average price per share of $33.91.  These numbers include the repurchases of approximately 39 million shares of our common stock for approximately $1.4 billion at an average price per share of $34.93 during 2007.  As of December 31, 2007, $2.3 billion remained available under our share repurchase authorization.

Preferred Stock
Our preferred stock consists of five million total authorized shares at December 31, 2007, of which none were issued.

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
Under the terms of the 1993 Plan, 98 million shares of common stock have been reserved for issuance to employees and non-employee directors.  The plan specifies that no more than 32 million shares can be awarded as restricted stock.  At December 31, 2007, approximately 18 million shares were available for future grants under the 1993 Plan, of which approximately 10 million shares remained available for restricted stock awards.  The stock to be offered pursuant to the grant of an award under the 1993 Plan may be authorized but unissued common shares or treasury shares.
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
The following table represents our stock options activity during 2007, and includes exercised, forfeited, and expired shares from our acquired companies’ stock plans.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options	(in millions)	per Share	Term (years)	(in millions)
Outstanding at January 1, 2007	17.6	$18.55
Granted	1.9	32.13
Exercised	(3.6)	17.30
Forfeited/expired	(0.4)	25.37
Converted to KBR, Inc. stock
options	(1.2)	15.01
Outstanding at December 31, 2007	14.3	$20.81	5.72	$244

Exercisable at December 31, 2007	10.5	$16.94	4.64	$219

The total intrinsic value of options exercised was $68 million in 2007, $123 million in 2006, and $194 million in 2005.  As of December 31, 2007, there was $32 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.
Cash received from option exercises was $110 million during 2007, $159 million during 2006, and $342 million during 2005.  The tax benefit realized from the exercise of stock options was $22 million in 2007 and $42 million in 2006.
Restricted stock
Restricted shares issued under the 1993 Plan are restricted as to sale or disposition.  These restrictions lapse periodically over an extended period of time not exceeding 10 years.  Restrictions may also lapse for early retirement and other conditions in accordance with our established policies.  Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures.  The fair market value of the stock on the date of grant is amortized and charged to income on a straight-line basis over the requisite service period for the entire award.
Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 800 restricted shares of common stock as a part of compensation.  These awards have a minimum restriction period of six months, and the restrictions lapse upon the earlier of mandatory director retirement at age 72 or early retirement from the Board after four years of service.  The fair market value of the stock on the date of grant is amortized over the lesser of the time from the grant date to age 72 or the time from the grant date to completion of four years of service on the Board.  We reserved 200,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued common shares or treasury shares.  At December 31, 2007, 115,200 shares had been issued to non-employee directors under this plan.  There were 8,800 shares, 8,000 shares, and 6,400 shares of restricted stock awarded under the Directors Plan in 2007, 2006, and 2005.  In addition, during 2007, our non-employee directors were awarded 22,642 shares of restricted stock under the 1993 Plan, which are included in the table below.
The following table represents our 1993 Plan and Directors Plan restricted stock awards and restricted stock units granted, vested, and forfeited during 2007.

		Weighted Average
	Number of Shares	Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2007	7.9	$22.50
Granted	2.8	32.24
Vested	(2.3)	21.16
Forfeited	(0.5)	21.93
Converted to KBR, Inc. restricted stock	(0.6)	17.95
Nonvested shares at December 31, 2007	7.3	$27.16

The weighted average grant-date fair value of shares granted during 2006 was $34.39 and during 2005 was $24.28.  The total fair value of shares vested during 2007 was $79 million, during 2006 was $64 million, and during 2005 was $49 million.  As of December 31, 2007, there was $153 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 4.1 years.
2002 Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock.  Unless the Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year.  The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period.  Under this plan, 24 million shares of common stock have been reserved for issuance.  They may be authorized but unissued shares or treasury shares.  As of December 31, 2007, 13.3 million shares have been sold through the ESPP.

Note 13.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR common stock we owned.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculation is as follows:

Millions of shares	2007	2006	2005
Basic weighted average common shares outstanding	913	1,014	1,010
Dilutive effect of:
Convertible senior notes premium	29	29	16
Stock options	6	9	10
Restricted stock	2	2	2
Diluted weighted average common shares outstanding	950	1,054	1,038

In December 2004, we entered into a supplemental indenture that requires us to satisfy our conversion obligation for our convertible senior notes in cash, rather than in common stock, for at least the aggregate principal amount of the notes.  This reduced the resulting potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price.  See the table above for the dilutive effect for 2007, 2006, and 2005.
Excluded from the computation of diluted income per share were options to purchase three million shares of common stock that were outstanding in 2007 and two million shares of common stock that were outstanding in both 2006 and 2005.  These options were outstanding during these years but were excluded because the option exercise price was greater than the average market price of the common shares.

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
We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries in which we do the majority of our international business.  These instruments are not treated as hedges for accounting purposes and generally have an expiration date of two years or less.  Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments.  Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency.  None of the forward or option contracts are exchange traded.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed.  The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.
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
Notional amounts and fair market values.  The notional amounts of open forward contracts and option contracts were $272 million at December 31, 2007 and $358 million at December 31, 2006.  The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties and, thus, are not a measure of our exposure or of the cash requirements related to these contracts.  The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.  The estimated fair market value of our foreign exchange contracts was not material at both December 31, 2007 and December 31, 2006.
Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments, and trade receivables.  It is our practice to place our cash equivalents and investments in high quality securities with various investment institutions.  We derive the majority of our revenue from sales and services to the energy industry.  Within the energy industry, trade receivables are generated from a broad and diverse group of customers.  There are concentrations of receivables in the United States.  We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.  In addition, see Note 5 for discussion of receivables.
There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts.  We select counterparties based on their profitability, balance sheet, and a capacity for timely payment of financial commitments, which is unlikely to be adversely affected by foreseeable events.
Interest rate risk
Our material outstanding debt instruments have fixed interest rates.  As of December 31, 2007 and 2006, we held no material interest rate derivative instruments.

Fair market value of financial instruments.  The estimated fair market value of long-term debt was $4.1 billion at December 31, 2007 and $3.7 billion at December 31, 2006, as compared to the carrying amount of $2.8 billion at both December 31, 2007 and December 31, 2006.  The fair market value of fixed-rate long-term debt is based on quoted market prices for those or similar instruments.  The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable, and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments.  The currency derivative instruments are carried on the balance sheet at fair value and are based upon third-party quotes.

Note 15.  Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees.  These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-
our defined contribution plans provide retirement benefits in return for services rendered.  These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive.  Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis.  Our expense for the defined contribution plans for continuing operations totaled $162 million in 2007, $138 million in 2006, and $115 million in 2005;

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
The requirements to recognize the funded status of a benefit plan and the additional disclosure requirements were effective for fiscal years ending after December 15, 2006.  Accordingly, we adopted SFAS No. 158 for our fiscal year ending December 31, 2006.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.  We did not elect early adoption of these additional SFAS No. 158 requirements and will adopt these requirements for our fiscal year ending December 31, 2008.
The discontinued operations of KBR have been excluded from all of the following tables and disclosures.
Benefit obligation and plan assets
The following tables present plan assets, expenses, and obligation for retirement plans for continuing operations.  We use a September 30 measurement date for our international plans and an October 31 measurement date for our domestic plans.

	Pension Benefits				Other
	United		United		Postretirement
Benefit obligation	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$127	$814	$127	$680	$155	$158
Service cost	–	26	–	23	1	1
Interest cost	7	44	7	37	8	9
Plan participants’ contributions	–	4	–	4	5	7
Plan amendments	–	2	–	–	(4)	–
Settlements/curtailments	–	(16)	–	–	–	–
Currency fluctuations	–	38	–	39	–	–
Actuarial (gain) loss	(9)	(22)	–	47	(50)	(6)
Transfers	–	1	–	–	–	–
Benefits paid	(15)	(17)	(7)	(16)	(11)	(14)
Benefit obligation at end of period	$110	$874	$127	$814	$104	$155
Accumulated benefit obligation at end of period	$110	$678	$127	$654	$–	$–

	Pension Benefits				Other
	United		United		Postretirement
	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Change in plan assets
Fair value of plan assets at beginning of period	$105	$622	$95	$480	$–	$–
Actual return on plan assets	15	53	13	52	–	–
Employer contributions	2	39	4	71	7	7
Settlements	–	(9)	–	–	–	–
Plan participants’ contributions	–	4	–	4	4	7
Currency fluctuations	–	32	–	31	–	–
Benefits paid	(15)	(17)	(7)	(16)	(11)	(14)
Fair value of plan assets at end of period	$107	$724	$105	$622	$–	$–

Funded status	$(3)	$(150)	$(22)	$(192)	$(104)	$(155)
Employer contribution	–	5	–	4	1	1
Net amount recognized	$(3)	$(145)	$(22)	$(188)	$(103)	$(154)

	Pension Benefits				Other
	United		United		Postretirement
	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Amounts recognized on the
consolidated balance sheet
Other assets	$2	$9	$–	$2	$–	$–
Accrued employee compensation
and benefits	(1)	(11)	–	(9)	(10)	(13)
Employee compensation and benefits	(4)	(143)	(22)	(181)	(93)	(141)
Pension plans in which accumulated
benefit obligation exceeded plan
assets at December 31
Projected benefit obligation	$20	$104	$127	$110	$–	$–
Accumulated benefit obligation	20	65	127	72	–	–
Fair value of plan assets	15	7	105	15	–	–
Weighted-average assumptions used
to determine benefit obligations
at measurement date
Discount rate	4.61-6.19%	2.50-8.75%	5.75%	2.25-8.75%	5.77-5.81%	5.5%
Rate of compensation increase	4.5%	2.0-10.0%	4.5%	2.0-10.0%	N/A	N/A
Asset allocation at December 31
Asset categoryTarget allocation 2008
Equity securities 50%-70%	64%	57%	63%	57%	N/A	N/A
Debt securities 30%-50%	35%	32%	36%	35%	N/A	N/A
Other 0%-5%	1%	11%	1%	8%	N/A	N/A
Total 100%	100%	100%	100%	100%	N/A	N/A

Assumed health care cost trend rates at December 31	2007	2006	2005
Health care cost trend rate assumed for next year	9.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2015	2011	2008

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions.  The weighted average assumptions for the Nigerian, Indian, and Indonesian plans are not included in the above tables as the plans were immaterial.  The discount rates were determined based on the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations.  For our United Kingdom pension plan, which constitutes 76% of our international pension plans’ projected benefit obligation, the discount rate increased from 5.0% at September 30, 2006 to 5.7% at September 30, 2007.
The overall expected long-term rate of return on assets was determined based upon an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions.
Our investment strategy varies by country depending on the circumstances of the underlying plan.  Typically, less mature plan benefit obligations are funded by using more equity securities, as they are expected to achieve long-term growth while exceeding inflation.  More mature plan benefit obligations are funded using more fixed income securities, as they are expected to produce current income with limited volatility.  Risk management practices include the use of multiple asset classes and investment managers within each.

Amounts recognized in accumulated other comprehensive loss were as follows:

	Pension Benefits				Other
	United		United		Postretirement
	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Net actuarial (gain) loss	$13	$72	$29	$106	$(39)	$(7)
Prior service cost (benefit)	–	2	–	2	(3)	(1)
Total recognized in accumulated other
comprehensive loss	$13	$74	$29	$108	$(42)	$(8)

Expected cash flows
Contributions.  Funding requirements for each plan are determined based on the local laws of the country where such plan resides.  In certain countries the funding requirements are mandatory, while in other countries they are discretionary.  We currently expect to contribute $29 million to our international pension plans in 2008.  For our domestic plans, we expect our contributions to be no more than $1 million in 2008.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions, which will be determined after the actuarial valuations are complete.
Benefit payments.  The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits		Other Postretirement Benefits
	United		Gross Benefit	Gross Medicare
Millions of dollars	States	Int’l	Payments	Part D Receipts
2008	$11	$22	$10	$1
2009	7	18	11	1
2010	7	20	11	1
2011	8	22	11	1
2012	8	25	12	1
Years 2013 – 2017	37	181	54	5

Net periodic cost

	Pension Benefits						Other
	United		United		United		Postretirement
	States	Int’l	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2005		2007	2006	2005
Components of net
periodic benefit cost
Service cost	$–	$26	$–	$23	$–	$22	$1	$1	$1
Interest cost	7	45	7	37	7	34	8	9	10
Expected return on plan assets	(7)	(40)	(7)	(30)	(7)	(28)	–	–	–
Amortization of prior service
cost	–	–	–	–	–	–	–	–	(1)
Settlements/curtailments	2	–	–	1	–	1	–	–	–
Recognized actuarial loss	6	9	6	8	4	4	–	–	–
Net periodic benefit cost	$8	$40	$6	$39	$4	$33	$9	$10	$10

Weighted-average
assumptions used to
determine net periodic
benefit cost for years
ended December 31
Discount rate	5.75%	2.25-8.75%	5.75%	2.25-8.0%	5.75%	2.5-8.0%	5.5%	5.75%	5.75%
Expected return on plan assets	8.25%	4.0-9.0%	8.25%	4.0-7.0%	8.5%	5.0-7.0%	N/A	N/A	N/A
Rate of compensation increase	4.5%	2.0-10.0%	4.5%	2.0-5.0%	4.5%	2.0-5.0%	N/A	N/A	N/A

Estimated amounts that will be amortized from accumulated other comprehensive loss, net of tax, into net periodic benefit cost in 2008 are as follows:

	Pension Benefits		Other Postretirement
Millions of dollars	United States	International	Benefits
Actuarial (gain) loss	$2	$4	$(3)
Prior service (benefit) cost	–	–	–
Total	$2	$4	$(3)

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

	One-Percentage-Point
Millions of dollars	Increase	(Decrease)
Effect on total of service and interest cost components	$-	$–
Effect on the postretirement benefit obligation	$4	$(3)

Note 16.  Related Companies
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
Combined summarized financial information for all jointly owned operations that are accounted for under the equity method was as follows:

Combined operating results	Year Ended December 31
Millions of dollars	2007	2006	2005
Revenue	$500	$435	$487
Operating income	$111	$108	$100
Net income	$100	$122	$89

Combined financial position	December 31
Millions of dollars	2007	2006
Current assets	$276	$195
Noncurrent assets	210	105
Total	$486	$300
Current liabilities	$116	$73
Noncurrent liabilities	62	31
Shareholders’ equity	308	196
Total	$486	$300

Note 17.  New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the application of the fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which we do not expect to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.
In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) also changes the accounting treatment for certain specific items.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We will adopt the provisions of SFAS No. 141(R) for business combinations on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  We will adopt the provision of SFAS No. 160 on January 1, 2009 and have not yet determined the impact on our consolidated financial statements.
In December 2007, the FASB ratified the consensus reached on EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.”  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt EITF 07-1 on January 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

HALLIBURTON COMPANY
Selected Financial Data (1)
(Unaudited)

Millions of dollars and shares	Year Ended December 31
except per share and employee data	2007	2006	2005	2004	2003
Total revenue	$15,264	$12,955	$10,100	$7,998	$6,995
Total operating income	$3,498	$3,245	$2,164	$1,179	$756
Nonoperating expense, net	(38)	(46)	(167)	(189)	(117)
Income from continuing operations before
income taxes and minority interest	3,460	3,199	1,997	990	639
(Provision) benefit for income taxes	(907)	(1,003)	125	(322)	(200)
Minority interest in net (income) loss of
consolidated subsidiaries	(29)	(19)	(15)	3	(14)
Income from continuing operations	$2,524	$2,177	$2,107	$671	$425
Income (loss) from discontinued operations	$975	$171	$251	$(1,650)	$(1,237)
Net income (loss)	$3,499	$2,348	$2,358	$(979)	$(820)
Basic income (loss) per share:
Continuing operations	$2.76	$2.15	$2.09	$0.77	$0.49
Net income (loss)	3.83	2.31	2.34	(1.12)	(0.95)
Diluted income (loss) per share:
Continuing operations	2.66	2.07	2.03	0.76	0.49
Net income (loss)	3.68	2.23	2.27	(1.11)	(0.94)
Cash dividends per share	0.35	0.30	0.25	0.25	0.25
Return on average shareholders’ equity	49.14%	34.16%	45.76%	(30.22)%	(26.86)%
Financial position:
Net working capital	$5,162	$6,456	$4,959	$2,898	$1,355
Total assets	13,135	16,860	15,073	15,883	15,556
Property, plant, and equipment, net	3,630	2,557	2,203	2,075	2,085
Long-term debt (including current maturities)	2,786	2,809	3,139	3,879	3,361
Shareholders’ equity	6,866	7,376	6,372	3,932	2,547
Total capitalization	9,663	10,187	9,525	7,818	5,922
Basic weighted average common shares
outstanding	913	1,014	1,010	874	868
Diluted weighted average common shares
outstanding	950	1,054	1,038	882	874
Other financial data:
Capital expenditures	$1,583	$834	$575	$498	$453
Long-term borrowings (repayments), net	(7)	(324)	(779)	493	1,960
Depreciation, depletion, and
amortization expense	583	480	448	456	468
Payroll and employee benefits	4,585	3,853	3,211	2,823	2,561
Number of employees	51,000	45,000	39,000	36,000	35,000
(1)
All periods presented reflect the reclassification of KBR, Inc. to discontinued operations in the first quarter of 2007 and the two-for-one common stock split, effected in the form of a stock dividend, in July 2006.

HALLIBURTON COMPANY
Quarterly Data and Market Price Information (1)
(Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2007
Revenue	$3,422	$3,735	$3,928	$4,179	$15,264
Operating income	788	893	910	907	3,498
Income from continuing operations	529	595	726	674	2,524
Income from discontinued operations	23	935	1	16	975
Net income	552	1,530	727	690	3,499
Earnings per share:
Basic income per share:
Income from continuing operations	0.53	0.66	0.83	0.77	2.76
Income from discontinued operations	0.02	1.03	–	0.02	1.07
Net income	0.55	1.69	0.83	0.79	3.83
Diluted income per share:
Income from continuing operations	0.52	0.63	0.79	0.74	2.66
Income from discontinued operations	0.02	0.99	–	0.01	1.02
Net income	0.54	1.62	0.79	0.75	3.68
Cash dividends paid per share	0.075	0.09	0.09	0.09	0.345
Common stock prices (2)
High	32.72	37.20	39.17	41.95	41.95
Low	27.65	30.99	30.81	34.42	27.65
2006
Revenue	$2,938	$3,116	$3,392	$3,509	$12,955
Operating income	692	760	870	923	3,245
Income from continuing operations	449	498	603	627	2,177
Income from discontinued operations	39	93	8	31	171
Net income	488	591	611	658	2,348
Earnings per share:
Basic income per share:
Income from continuing operations	0.44	0.49	0.60	0.63	2.15
Income from discontinued operations	0.04	0.09	0.01	0.03	0.16
Net income	0.48	0.58	0.61	0.66	2.31
Diluted income per share:
Income from continuing operations	0.42	0.47	0.57	0.61	2.07
Income from discontinued operations	0.04	0.08	0.01	0.03	0.16
Net income	0.46	0.55	0.58	0.64	2.23
Cash dividends paid per share	0.075	0.075	0.075	0.075	0.30
Common stock prices (2)
High	41.19	41.99	37.93	34.30	41.99
Low	31.35	33.92	27.35	26.33	26.33
(1)
All periods presented reflect the reclassification of KBR, Inc. to discontinued operations in the first quarter of 2007 and the two-for-one common stock split, effected in the form of a stock dividend, in July 2006.

(2)	New York Stock Exchange – composite transactions high and low intraday price.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492), under the caption “Election of Directors.”  The information required for the executive officers of the Registrant is included under Part I on pages 7 through 9 of this annual report.  The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492), under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent any disclosure is required.  The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492), under the caption “Corporate Governance.”
Audit Committee financial experts
In the business judgment of the Board of Directors, all five members of the Audit Committee, Kathleen M. Bader, Alan M. Bennett, Robert L. Crandall, J. Landis Martin, and Jay A. Precourt, are independent and have accounting or related financial management experience required under the listing standards and have been designated by the Board of Directors as “audit committee financial experts.”

Item 11.  Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2007,” “Outstanding Equity Awards at Fiscal Year End 2007,” “2007 Option Exercises and Stock Vested,” “2007 Nonqualified Deferred Compensation,” “Pension Benefits Table,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination Payments,” “Equity Compensation Plan Information,” and “2007 Director Compensation.”

Item 12(a).  Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b).  Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c).  Changes in Control.
Not applicable.

Item 12(d).  Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Certain Relationships and Related Transactions” to the extent any disclosure is required.

Item 14.  Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2008 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

1.	Financial Statements:

The reports of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on pages 46 and 47 and pages 48 through 85 of this annual report.  See index on page (i).

2.	Financial Statement Schedules:	Page No.

	Report on supplemental schedule of KPMG LLP	97

	Schedule II – Valuation and qualifying accounts for the three
	years ended December 31, 2007	98
Note:  All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

3.	Exhibits:

Exhibit
Number	Exhibits

3.1
Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on May 30, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed June 5, 2006, File No. 001-03492).

3.2	By-laws of Halliburton revised effective October 19, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed October 19, 2006, File No. 001-03492).

4.1
Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Form 8-K of Halliburton Company, now known as Halliburton Energy Services, Inc. (the Predecessor) dated as of February 20, 1991, File No. 001-03492).

4.2
Senior Indenture dated as of January 2, 1991 between the Predecessor and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee (incorporated by reference to Exhibit 4(b) to the Predecessor’s Registration Statement on Form S-3 (Registration No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.1 of Halliburton’s Registration Statement on Form 8-B dated December 12, 1996, File No. 001-03492).

4.3
Resolutions of the Predecessor’s Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the Predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee’s consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor’s Form 8-K dated as of February 20, 1991, File No. 001-03492).

4.4
Second Senior Indenture dated as of December 1, 1996 between the Predecessor and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.2 of Halliburton’s Registration Statement on Form 8-B dated December 12, 1996, File No. 001-03492).

4.5
Third Supplemental Indenture dated as of August 1, 1997 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.6
Fourth Supplemental Indenture dated as of September 29, 1998 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.7
Resolutions of Halliburton’s Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of Halliburton’s Form 10-K for the year ended December 31, 1996, File No. 001-03492).

4.8	Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of February 11, 1997, File No. 001-03492).

4.9
Resolutions of Halliburton’s Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.10
Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $9 million in the aggregate at December 31, 2007, have not been filed with the Commission.  Halliburton agrees to furnish copies of these instruments upon request.

4.11	Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to Halliburton’s Form 10-Q for the quarter ended March 31, 1997, File No. 001-03492).

4.12	Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of November 24, 1998, File No. 001-03492).

4.13
Form of Indenture, between Dresser and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 filed by Dresser as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser’s Form 8-K filed on August 9, 1996, File No. 1-4003).

4.14
Second Supplemental Indenture dated as of October 27, 2003 between DII Industries, LLC and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Indenture dated as of April 18, 1996, as supplemented by the First Supplemental Indenture dated as of August 6, 1996 (incorporated by reference to Exhibit 4.15 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.15
Third Supplemental Indenture dated as of December 12, 2003 among DII Industries, LLC, Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Indenture dated as of April 18, 1996, as supplemented by the First Supplemental Indenture dated as of August 6, 1996 and the Second Supplemental Indenture dated as of October 27, 2003 (incorporated by reference to Exhibit 4.16 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.16
Indenture dated as of June 30, 2003 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2003, File No. 001-03492).

4.17	Form of note of 3.125% Convertible Senior Notes due July 15, 2023 (included as Exhibit A to Exhibit 4.16 above).

4.18
First Supplemental Indenture dated as of December 17, 2004 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to Indenture dated as of June 30, 2003, between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K filed on December 21, 2004, File No. 001-03492).

4.19
Indenture dated as of October 17, 2003 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

4.20
First Supplemental Indenture dated as of October 17, 2003 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

4.21	Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.20 above).

4.22
Second Supplemental Indenture dated as of December 15, 2003 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.27 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.23	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.22 above).

4.24
Stockholder Agreement between Halliburton and the DII Industries, LLC Asbestos PI Trust dated January 20, 2005 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed January 25, 2005, File No. 001-03492).

4.25
Amendment to Stockholder Agreement dated March 17, 2005 between Halliburton Company and DII Industries, LLC Asbestos PI Trust (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 18, 2005, File No. 001-03492).

10.1
Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor’s Form 10-K for the year ended December 31, 1992, File No. 001-03492).

10.2
Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective February 16, 2006 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 001-03492).

10.3	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

10.4
Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton’s Form 10-K for the year ended December 31, 2000, File No. 001-03492).

10.5
ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser’s Form 10-K for the year ended October 31, 1995, File No. 1-4003).

10.6
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

10.8
Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser’s Form 10-Q for the quarter ended April 30, 1998, File No. 1-4003).

10.9	Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 7, 1992, File No. 1-4003).

10.10	Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 6, 1995, File No. 1-4003).

10.11	Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit 10.25 to Dresser’s Form 10-K for the year ended October 31, 1997, File No. 1-4003).

10.12	Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor’s Form 10-K for the year ended December 31, 1995, File No. 001-03492).

10.13	Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

10.14	Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-03492).

10.15
Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2000, File No. 001-03492).

10.16
Halliburton Company 2002 Employee Stock Purchase Plan, as amended and restated May 17, 2005 (incorporated by reference to Exhibit 10.21 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 001-03492).

10.17	Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-03492).

10.18	Employment Agreement (David R. Smith) (incorporated by reference to Exhibit 10.39 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 001-03492).

10.19	Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended March 31, 2003, File No. 001-03492).

10.20	Employment Agreement (Andrew R. Lane) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-03492).

10.21
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed November 27, 2006, File No. 001-03492).

10.22
Tax Sharing Agreement, effective as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-33146).

10.23
Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed July 13, 2007, File No. 001-03492).

10.24	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

10.25	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

10.26
2008 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.27
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.28
Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.5 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.29
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.6 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.30
Halliburton Management Performance Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.31
Halliburton Company Pension Equalizer Plan, as amended and restated effective March 1, 2007 (incorporated by reference to Exhibit 10.8 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.32
Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.9 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.33
Retirement Plan for the Directors of Halliburton Company, as amended and restated effective July 1, 2007 (incorporated by reference to Exhibit 10.10 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

10.34
First Amendment to the Retirement Plan for the Directors of Halliburton Company, effective September 1, 2007 (incorporated by reference to Exhibit 10.11 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-03492).

*	10.35	Resignation, General Release and Settlement Agreement (Andrew R. Lane).

*	10.36	Employment Agreement (James S. Brown).

*	10.37	Employment Agreement (David S. King).

*	12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	21	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

24.1	Powers of attorney for the following directors signed in January 2007 (incorporated by reference to Exhibit 24.1 to Halliburton’s Form 10-K for the year ended December 31, 2006, File No. 001-03492):

Alan M. Bennett
James R. Boyd
Milton Carroll
Robert L. Crandall
Kenneth T. Derr
S. Malcolm Gillis
W. R. Howell
J. Landis Martin
Jay A. Precourt
Debra L. Reed

*	24.2	Power of attorney for Kathleen M. Bader signed in February 2008.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-K.
**	Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Shareholders
Halliburton Company:

Under date of February 20, 2008, we reported on the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) in the Company’s Annual Report on Form 10-K.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the financial statements referred to above, refers to a change in the methods of accounting for uncertainty in income taxes as of January 1, 2007, accounting for stock-based compensation plans as of January 1, 2006, and accounting for defined benefit and other postretirement plans as of December 31, 2006.

/s/  KPMG LLP
Houston, Texas
February 20, 2008

HALLIBURTON COMPANY
Schedule II - Valuation and Qualifying Accounts
(Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

	Balance at	Charged to				Balance at
Allowance for Doubtful Accounts	Beginning of Period	Costs and Expenses		Write-Offs		End of Period
Year ended December 31, 2005:	$90	$(36	) (a)	$(16	) (b)	$38
Year ended December 31, 2006:	38	6		(4)		40
Year ended December 31, 2007:	40	10		(1)		49
(a)  Amount represents releases of excess reserves.
(b)  Includes the write-off of allowance for doubtful accounts related to asbestos receivables.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 22nd day of February, 2008.

HALLIBURTON COMPANY

By	/s/ David J. Lesar
David J. Lesar
Chairman of the Board,
President, and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 22nd day of February, 2008.

Signature	Title

/s/ David J. Lesar	Chairman of the Board, President,
David J. Lesar	Chief Executive Officer, and Director

/s/ Mark A. McCollum	Executive Vice President and
Mark A. McCollum	Chief Financial Officer

/s/ Evelyn M. Angelle	Vice President, Corporate Controller, and
Evelyn M. Angelle	Principal Accounting Officer

Signature	Title

* Kathleen M. Bader	Director
Kathleen M. Bader

* Alan M. Bennett	Director
Alan M. Bennett

* James R. Boyd	Director
James R. Boyd

* Milton Carroll	Director
Milton Carroll

* Robert L. Crandall	Director
Robert L. Crandall

* Kenneth T. Derr	Director
Kenneth T. Derr

* S. Malcolm Gillis	Director
S. Malcolm Gillis

* W. R. Howell	Director
W. R. Howell

* J. Landis Martin	Director
J. Landis Martin

* Jay A. Precourt	Director
Jay A. Precourt

* Debra L. Reed	Director
Debra L. Reed

* /s/ Sherry D. Williams
Sherry D. Williams, Attorney-in-fact