Form 10-Q
period 2008-03-31
HALLIBURTON CO
filed 2008-04-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 001-03492

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

Large accelerated filer [X] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                   No       X

As of April 17, 2008, 872,373,534 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2008	2007
Revenue:
Services	$2,964	$2,522
Product sales	1,065	900
Total revenue	4,029	3,422
Operating costs and expenses:
Cost of services	2,273	1,817
Cost of sales	873	749
General and administrative	72	69
Gain on sale of assets, net	(36)	(1)
Total operating costs and expenses	3,182	2,634
Operating income	847	788
Interest expense	(38)	(38)
Interest income	20	38
Other, net	(1)	(3)
Income from continuing operations before income taxes
and minority interest	828	785
Provision for income taxes	(238)	(259)
Minority interest in net (income) loss of subsidiaries	(7)	3
Income from continuing operations	583	529
Income from discontinued operations, net of income tax
provision of $1 and $30	1	23
Net income	$584	$552
Basic income per share:
Income from continuing operations	$0.67	$0.53
Income from discontinued operations, net	–	0.02
Net income per share	$0.67	$0.55
Diluted income per share:
Income from continuing operations	$0.64	$0.52
Income from discontinued operations, net	–	0.02
Net income per share	$0.64	$0.54

Cash dividends per share	$0.09	$0.075
Basic weighted average common shares outstanding	873	992
Diluted weighted average common shares outstanding	911	1,025
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Millions of dollars and shares except per share data	2008	2007
Assets
Current assets:
Cash and equivalents	$1,994	$1,847
Receivables (less allowance for bad debts of $52 and $49)	3,301	3,093
Inventories	1,655	1,459
Current deferred income taxes	276	376
Investments in marketable securities	–	388
Other current assets	470	410
Total current assets	7,696	7,573
Property, plant, and equipment, net of accumulated depreciation of $4,268 and $4,126	3,851	3,630
Goodwill	803	790
Noncurrent deferred income taxes	192	348
Other assets	786	794
Total assets	$13,328	$13,135
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$907	$768
Employee compensation and benefits	463	575
Deferred revenue	240	209
Income tax payable	209	209
Current maturities of long-term debt	172	159
Other current liabilities	491	491
Total current liabilities	2,482	2,411
Long-term debt	2,624	2,627
Employee compensation and benefits	394	403
Other liabilities	666	734
Total liabilities	6,166	6,175
Minority interest in consolidated subsidiaries	100	94
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,063 and 1,063
shares	2,659	2,657
Paid-in capital in excess of par value	1,759	1,741
Accumulated other comprehensive loss	(102)	(104)
Retained earnings	8,699	8,202
	13,015	12,496
Less 192 and 183 shares of treasury stock, at cost	5,953	5,630
Total shareholders’ equity	7,062	6,866
Total liabilities and shareholders’ equity	$13,328	$13,135
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$584	$552
Adjustments to reconcile net income to net cash from operations:
Provision for deferred income taxes	174	13
Depreciation, depletion, and amortization	164	131
Gain on sale of assets	(36)	(1)
Impairment of assets	23	–
Income from discontinued operations	(1)	(23)
Other changes:
Inventories	(197)	(194)
Accounts payable	137	75
Receivables	(114)	(64)
Other	(210)	95
Cash flows from discontinued operations	1	(143)
Total cash flows from operating activities	525	441
Cash flows from investing activities:
Capital expenditures	(392)	(303)
Sales (purchases) of short-term investments in marketable securities, net	388	(834)
Sales of property, plant, and equipment	43	39
Acquisitions of assets, net of cash acquired	(2)	(180)
Other investing activities	(14)	(3)
Cash flows from discontinued operations	–	(13)
Total cash flows from investing activities	23	(1,294)
Cash flows from financing activities:
Payments to reacquire common stock	(368)	(8)
Payments of dividends to shareholders	(80)	(75)
Proceeds from exercises of stock options	35	38
Other financing activities	8	15
Cash flows from discontinued operations	–	(18)
Total cash flows from financing activities	(405)	(48)
Effect of exchange rate changes on cash	4	(5)
Increase (decrease) in cash and equivalents	147	(906)
Cash and equivalents at beginning of period, including $0 and $1,461 related to
discontinued operations	1,847	4,379
Cash and equivalents at end of period, including $0 and $1,287 related to
discontinued operations	$1,994	$3,473
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$46	$44
Income taxes from continuing operations	$95	$76
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2007 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2008, the results of our operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007.  Such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2008 may not be indicative of results for the full year.

Note 2.  KBR Separation
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
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business.  Halliburton provides indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  See Note 8 for further discussion of these matters.

As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.  The estimated fair value of these indemnities and guarantees is primarily included in “Other liabilities” on the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.
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

Note 3.  Acquisitions and Dispositions
In March 2008, we completed the sale of a joint venture interest to our joint venture partner.  As a result of the transaction, we recorded a gain of $35 million during the first quarter of 2008.  We accounted for our interest in the joint venture using the cost method in our Completion and Production segment.
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), a leading eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  We paid approximately $332 million for PSLES, consisting of $328 million in cash and $4 million in debt assumed, subject to adjustment for working capital purposes.  As of March 31, 2008, we had recorded goodwill of $166 million and intangible assets of $61 million on a preliminary basis until our analysis of the fair value of assets acquired and liabilities assumed is complete.  Beginning in August 2007, PSLES’s results of operations are included in our Completion and Production segment.

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

Note 4.  Business Segment Information
We operate under two divisions, which form the basis for the two operating segments we report:  the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments.  “Corporate and other” includes expenses related to support functions and corporate executives.  Also included are certain gains and losses not attributable to a particular business segment.
Intersegment revenue was immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.

	Three Months Ended March 31
Millions of dollars	2008	2007
Revenue:
Completion and Production	$2,191	$1,844
Drilling and Evaluation	1,838	1,578
Total revenue	$4,029	$3,422

Operating income (loss):
Completion and Production	$529	$477
Drilling and Evaluation	384	362
Total operations	913	839
Corporate and other	(66)	(51)
Total operating income	$847	$788

As of March 31, 2008, 33% of our gross trade receivables were from customers in the United States.  As of December 31, 2007, 35% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 5.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $79 million at March 31, 2008 and $71 million at December 31, 2007.  If the average cost method was used, total inventories would have been $27 million higher than reported at March 31, 2008 and $25 million higher than reported at December 31, 2007.  Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2008	2007
Finished products and parts	$1,143	$1,042
Raw materials and supplies	415	325
Work in process	97	92
Total	$1,655	$1,459

Finished products and parts are reported net of obsolescence reserves of $74 million at March 31, 2008 and $65 million at December 31, 2007.

Note 6.  Debt
In the first quarter of 2008, the stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 changed to 53.3768 shares of common stock per each $1,000 principal amount of the convertible senior notes due to the increased quarterly dividend paid on our common stock.

Note 7.  Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended
	March 31
Millions of dollars	2008	2007
Net income	$584	$552
Net cumulative translation adjustments	1	(1)
Realized defined benefit and other postretirement plans adjustments, net	3	11
Net unrealized gains (losses) on investments	(2)	1
Total comprehensive income	$586	$563

Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$(60)	$(61)
Defined benefit and other postretirement liability adjustments	(42)	(45)
Unrealized gains on investments and derivatives	-	2
Total accumulated other comprehensive loss	$(102)	$(104)

Note 8.  Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We have entered into tolling agreements with the SEC and the DOJ.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  The government has recently confirmed that it has evidence of such payments.  The government has also recently advised Halliburton and KBR that it has evidence of payments to Nigerian officials by another agent in connection with a separate KBR-managed project in Nigeria called the Shell EA project and possibly evidence of payments in connection with other projects in Nigeria, potentially including energy services projects.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (a predecessor of a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We are reviewing a number of more recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to KBR, and our investigation is continuing.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In 2006 and 2007, KBR or Halliburton suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when Halliburton and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
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
As of March 31, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 for additional information.

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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing during the week of March 31, 2008 and took evidence and arguments under advisement.
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
In April 2005, the court appointed new co-lead counsel and named AMSF the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss.  The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement.  In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting AMSF to re-plead some of those claims to correct deficiencies in its earlier complaint.  In April 2006, AMSF filed its fourth amended consolidated complaint.  We filed a motion to dismiss those portions of the complaint that had been re-pled.  A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our CEO.  The court ordered that the case proceed against our CEO and Halliburton.  In response to a motion by the lead plaintiff, on February 26, 2007, the court ordered the removal and replacement of their co-lead counsel.  In June 2007, upon becoming aware of a United States Supreme Court opinion issued in that month, the court allowed further briefing on the motion to dismiss filed on behalf of our CEO.  The court again denied the motion to dismiss in March 2008.  In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  A hearing was held in March 2008, and we await the court’s ruling.  The case is set for trial in July 2009.
As of March 31, 2008, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At March 31, 2008, we had not recorded any liability associated with these indemnifications.
M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market, had sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures.  The claims M-I, LLC asserted were based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I, LLC amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act.  M-I, LLC also alleged that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law.  This case was settled in the first quarter of 2008 for an immaterial amount.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $70 million as of March 31, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties, including the property in regard to which Dirt, Inc. has brought suit against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd.  See “Dirt, Inc. litigation” in this note for further information regarding this matter.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of March 31, 2008, those 9 sites accounted for approximately $10 million of our total $70 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.4 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2008, including $1.1 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 9.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31
Millions of shares	2008	2007
Basic weighted average common shares outstanding	873	992
Dilutive effect of:
Convertible senior notes premium	31	24
Stock options	6	7
Restricted stock	1	2
Diluted weighted average common shares outstanding	911	1,025

Excluded from the computation of diluted income per share are options to purchase four million shares of common stock that were outstanding during the three months ended March 31, 2008 and options to purchase three million shares that were outstanding during the three months ended March 31, 2007.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR common stock we owned.

Note 10.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Three Months Ended March 31
	2008		2007
Millions of dollars	United States	International	United States	International
Service cost	$–	$7	$–	$6
Interest cost	2	13	2	11
Expected return on plan assets	(2)	(11)	(2)	(9)
Settlements/curtailments	–	–	–	(1)
Amortization of unrecognized loss	1	1	1	2
Net periodic benefit cost	$1	$10	$1	$9

We currently expect to contribute approximately $28 million to our international pension plans in 2008.  During the three months ended March 31, 2008, we contributed $16 million to our international pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.

The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Three Months Ended March 31
Millions of dollars	2008	2007
Service cost	$–	$–
Interest cost	1	2
Unrecognized actuarial loss	(1)	–
Net periodic benefit cost	$–	$2

Note 11.  Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 89 million shares of our common stock for approximately $3.0 billion at an average price of $34.28 per share.  These amounts include the repurchases of approximately 10 million shares of our common stock for approximately $360 million at an average price of $37.26 per share during the first quarter of 2008.  As of March 31, 2008, approximately $2.0 billion remained available under this program.

Note 12.  New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first quarter of 2008, our continuing operations produced revenue of $4.0 billion and operating income of $847 million, reflecting an operating margin of 21%.  Revenue increased $607 million or 18% over the first quarter of 2007, while operating income improved $59 million or 7% over the first quarter of 2007.  Consistent with our initiative to grow our non-North America operations, we experienced 24% revenue growth and 21% operating income growth outside of North America in the first quarter of 2008 compared to the first quarter of 2007.  Revenue from our Latin America region increased 26% to $509 million and operating income increased 45% to $107 million in the first quarter of 2008 compared to the first quarter of 2007.  Our Middle East/Asia and Europe/Africa/CIS regions also returned revenue growth in excess of 20% in the first quarter of 2008 compared to the first quarter of 2007.
Business outlook
The outlook for our business remains generally favorable.  During 2007, the North America region experienced challenging market conditions as a result of downward pressure on pricing, as well as reduced activity in Canada.  During the first quarter of 2008, operating margins in the region declined from prior quarter levels, primarily as a result of lower effective pricing for our United States fracturing services and cost inflation for fuel and fuel-based supplies and services.  However, Canadian activity improved.  Overall, we believe the strengthening in commodity prices in North America, particularly natural gas prices, will likely cause our customers to reevaluate their drilling plans for the latter half of 2008.  We expect this to lead to increased North American activity during the second half of 2008.
Outside of North America, our outlook remains positive.  Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex.  The trend toward exploration and exploitation of more complex reservoirs bodes well for the mix of our product line offerings and degree of service intensity on a per rig basis.  Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly outside of North America, consistent with our initiative to grow our operations in that part of the world.  In addition, we believe our Latin America region will experience the highest growth rate of all our regions, driven by contract awards in Mexico and higher activity in Colombia, Brazil, and Argentina.
In 2008, we are focusing on:
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
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we opened one international research and development center with global technology and training missions in 2007 and opened another in the first quarter of 2008;

-	maximizing our position to win meaningful international tenders, especially in deepwater fields, complex reservoirs, and high-pressure/high-temperature environments;
-	cultivating our relationships with national oil companies;
-
pursuing strategic acquisitions that enhance our technological position and our product and service portfolio in key geographic areas.  We are currently conducting due diligence on a possible offer for Expro International Group PLC, a publicly traded oil services company in the United Kingdom, which may or may not lead to an offer; and

-
directing our capital spending primarily toward non-North America operations for service equipment additions and infrastructure.  Capital spending for 2008 is expected to be approximately $1.7 billion to $1.8 billion.

Our operating performance is described in more detail in “Business Environment and Results of Operations.”

Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  See Note 8 to our condensed consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2008 with cash and equivalents of $2.0 billion compared to $1.8 billion at December 31, 2007.
Significant sources of cash
Cash flows from operating activities contributed $525 million to cash in the first quarter of 2008.  Growth in revenue and operating income in the first quarter of 2008 compared to the first quarter of 2007 is attributable to higher customer demand and increased service intensity due to a trend toward exploration and exploitation of more complex reservoirs.
During the first quarter of 2008, we sold approximately $388 million of marketable securities, consisting of auction-rate securities and variable-rate demand notes.
Further available sources of cash.  On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility.  The purpose of the new facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of March 31, 2008.
Significant uses of cash
Capital expenditures were $392 million in the first quarter of 2008, with increased focus toward building infrastructure and adding service equipment in support of our expanding operations outside of North America.  Capital expenditures were predominantly made in the drilling services, production enhancement, cementing, and wireline and perforating product service lines.
During the first quarter of 2008, we repurchased approximately 10 million shares of our common stock under our share repurchase program at a cost of approximately $360 million at an average price of $37.26 per share.
We paid $80 million in dividends to our shareholders in the first quarter of 2008.
Future uses of cash.  In July 2007, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium over the face amount of our 3.125% convertible senior notes, should they be redeemed.  As of March 31, 2008, approximately $2.0 billion remained available under our share repurchase authorization.
Capital spending for 2008 is expected to be approximately $1.7 billion to $1.8 billion.  The capital expenditures plan for 2008 is primarily directed toward our drilling services, wireline and perforating, production enhancement, and cementing operations.  We will continue to explore opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.  Further, as market conditions change, we will continue to evaluate the allocation of our cash between acquisitions and stock buybacks in order to provide good return for our shareholders.
Our 3.125% convertible senior notes become redeemable at our option on or after July 15, 2008.  If we choose to redeem the notes prior to their maturity or if the holders choose to convert the notes, we must settle the principal amount of the notes, which totaled $1.2 billion at March 31, 2008, in cash.  We have the option to settle any amounts due in excess of the principal, which totaled approximately $1.6 billion at March 31, 2008, by delivering shares of our common stock, cash, or a combination of common stock and cash.
Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million per quarter in 2008.
We are currently evaluating possible acquisitions, including Expro International Group PLC, which may result in additional borrowings and a significant use of cash.

Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.4 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2008, including $1.1 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir:  from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first quarter of 2008, based upon the location of the services provided and products sold, 42% of our consolidated revenue was from the United States.  In the first quarter of 2007, 45% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
Activity levels within our business segments are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies.  Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.
Some of the more significant barometers of current and future spending levels of oil and natural gas companies are oil and natural gas prices, the world economy, and global stability, which together drive worldwide drilling activity.  Our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the following tables.
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2008	2007	2007
West Texas Intermediate	$97.92	$57.64	$71.91
United Kingdom Brent	97.04	57.30	72.21

Average United States Natural Gas Prices (dollars per
million British thermal units, or mmBtu)
Henry Hub	$8.50	$7.22	$6.97

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2008	2007	2007
United States:
Land	1,711	1,650	1,694
Offshore	59	83	73
Total	1,770	1,733	1,767
Canada:
Land	506	529	341
Offshore	1	3	3
Total	507	532	344
International (excluding Canada):
Land	763	700	719
Offshore	284	282	287
Total	1,047	982	1,006
Worldwide total	3,324	3,247	3,117
Land total	2,980	2,879	2,754
Offshore total	344	368	363

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Natural Gas	2008	2007	2007
United States:
Oil	332	273	297
Natural gas	1,438	1,460	1,470
Total	1,770	1,733	1,767
Canada:
Oil	213	194	128
Natural gas	294	338	216
Total	507	532	344
International (excluding Canada):
Oil	803	763	784
Natural gas	244	219	222
Total	1,047	982	1,006
Worldwide total	3,324	3,247	3,117
Oil total	1,348	1,230	1,209
Natural gas total	1,976	2,017	1,908

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Higher oil and natural gas prices usually translate into higher exploration and production budgets.  Higher prices also improve the economic attractiveness of unconventional reservoirs.  This promotes additional investment by our customers.  The opposite is true for lower oil and natural gas prices.

WTI oil spot prices averaged $72 per barrel in 2007 and are expected to increase to an average of $101 per barrel in 2008, according to the Energy Information Administration (EIA).  From mid-December 2007 through March 2008, the WTI crude oil price increased $15 per barrel from an average of $90 per barrel to an average of $105 per barrel as a result of rising world oil consumption and low surplus production capacity.  We expect that oil prices will remain at levels sufficient to sustain, and likely grow, our customers’ current levels of spending due to a combination of the following factors:
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
According to the International Energy Agency’s (IEA) April 2008 “Oil Market Report,” the outlook for world oil demand remains strong, with Asia, the Middle East, and Latin America accounting for approximately 98% of the expected demand growth in 2008.  Excess oil production capacity is expected to remain constrained with OPEC producers’ continuing reluctance to supply additional crude oil to the market.  This constraint, along with a strong refined product market, a weaker dollar, and geopolitical tensions, is expected to keep supplies tight.  Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices.  The IEA forecasts world petroleum demand growth in 2008 to increase 2% over 2007.
North America operations.  Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in North America.  During 2007, we experienced a significant decline in activity from 2006 levels in our North America operations, especially in Canada.  This slowdown caused us to move equipment and personnel from Canada to other areas in 2007.  However, activity in the Canadian market increased in the first quarter of 2008, and there are signs of resurgence in activity after spring break-up.  With continued strong natural gas fundamentals, we believe that our customers will reevaluate their North America drilling plans for the second half of the year and that this may lead to volume increases.  In April 2008, the EIA noted that the Henry Hub spot price averaged $7.17 per thousand cubic feet (mcf) in 2007 and was projected to increase to an average of $8.59 per mcf in 2008.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors.  The discounts applied typically increase to partially offset price book increases.  We experienced increased pricing pressure from our customers in the North American market in 2007 and in the first quarter of 2008, particularly in Canada and in our United States well stimulation operations.  However, we have recently seen these pricing pressures begin to level off in certain areas.  Pricing declines in the transactional market are easing in areas where activity is increasing and where job and basin complexity favors our differentiated fracturing technologies.  Also, prices are beginning to stabilize in our cementing, fluid services, and wireline and perforating services product lines.  We are also experiencing cost inflation for fuel and fuel-based supplies and services, which is putting additional downward pressure on operating margins.  We are attempting to mitigate these costs by optimizing procurement practices and implementing fuel surcharges to customers, when applicable.
Focus on international growth.  Consistent with our strategy to grow our operations outside of North America, we expect to continue to invest capital and increase manufacturing capacity to bring new tools online to serve the high demand for our services.  Following is a brief discussion of some of our current initiatives:
-
in order to continue to supply our customers with leading-edge services and products, we have increased our technology spending and are making our research and development efforts more geographically diverse.  To that end, we opened a technology center in India in 2007, and we opened another in Singapore in the first quarter of 2008;

-
we have expanded our manufacturing capability and capacity to meet the increasing demands for our services and products and to support our planned growth.  In 2007 and 2008, we opened four new regional manufacturing facilities in Asia and Latin America.  These new centers will enable us to be more responsive to our international customers while, building regional supply networks that support local economies;

-
as our workforce becomes more global, the need for regional training centers increases.  As a result, we have expanded our number of regional training centers to meet this need.  We now have 12 training centers worldwide that integrate new workers and advance the technical skills of our workforce; and

-
part of our growth strategy includes acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.  We made such strategic acquisitions in 2007 and are currently evaluating additional opportunities.

Recent contract wins positioning us to grow our international operations over the coming years include:
-	a contract to manage the drilling and completion of 58 land wells in the southern region of Mexico;
-	a contract to perform workover and sidetrack services in the United Kingdom;
-
a contract to provide completion equipment and services, tubing conveyed perforating services and SmartWell® completion technology for numerous oil and natural gas fields on the Norwegian continental shelf.  The contracts also allow for the provision of other products and services; and

-
a three-year contract to provide directional drilling, logging-while-drilling, cementing, logging and perforating, coiled tubing, and stimulation services in support of the offshore portion of the Manifa mega-project in Saudi Arabia.

RESULTS OF OPERATIONS IN 2008 COMPARED TO 2007

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

	Three Months Ended
REVENUE:	March 31			Percentage
Millions of dollars	2008	2007	Increase	Change
Completion and Production	$2,191	$1,844	$347	19%
Drilling and Evaluation	1,838	1,578	260	16
Total revenue	$4,029	$3,422	$607	18%

By geographic region:
Completion and Production:
North America	$1,169	$1,062	$107	10%
Latin America	243	166	77	46
Europe/Africa/CIS	433	377	56	15
Middle East/Asia	346	239	107	45
Total	2,191	1,844	347	19
Drilling and Evaluation:
North America	693	610	83	14
Latin America	266	238	28	12
Europe/Africa/CIS	525	406	119	29
Middle East/Asia	354	324	30	9
Total	1,838	1,578	260	16
Total revenue by region:
North America	1,862	1,672	190	11
Latin America	509	404	105	26
Europe/Africa/CIS	958	783	175	22
Middle East/Asia	700	563	137	24

	Three Months Ended
OPERATING INCOME (LOSS):	March 31		Increase	Percentage
Millions of dollars	2008	2007	(Decrease)	Change
Completion and Production	$529	$477	$52	11%
Drilling and Evaluation	384	362	22	6
Corporate and other	(66)	(51)	(15)	(29)
Total operating income	$847	$788	$59	7%

By geographic region:
Completion and Production:
North America	$317	$322	$(5)	(2)%
Latin America	66	38	28	74
Europe/Africa/CIS	72	71	1	1
Middle East/Asia	74	46	28	61
Total	529	477	52	11
Drilling and Evaluation:
North America	174	167	7	4
Latin America	41	36	5	14
Europe/Africa/CIS	103	78	25	32
Middle East/Asia	66	81	(15)	(19)
Total	384	362	22	6
Total operating income by region
(excluding Corporate and other):
North America	491	489	2	–
Latin America	107	74	33	45
Europe/Africa/CIS	175	149	26	17
Middle East/Asia	140	127	13	10
Note 1 –	All periods presented reflect the new segment structure and the reclassification of certain amounts between the segments/regions and “Corporate and other.”

The increase in consolidated revenue in the first quarter of 2008 compared to the first quarter of 2007 was attributable to higher worldwide activity, particularly in the United States, Europe, and Latin America.  International revenue was 58% of consolidated revenue in the first quarter of 2008 and 55% of consolidated revenue in the first quarter of 2007.
The increase in consolidated operating income stemmed from a 45% increase in Latin America and a 14% increase in the eastern hemisphere and was due to increased customer activity and new contracts, primarily in Latin America, Europe, and Asia.  Operating income in the first quarter of 2008 was impacted by a $35 million gain on the sale of a joint venture interest in the United States and a $23 million impairment charge related to an oil and gas property in Bangladesh.
Following is a discussion of our results of operations by reportable segment.
Completion and Production increase in revenue compared to the first quarter of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 15% on increased activity from production enhancement services in Europe, largely related to the acquisition of PSL Energy Services Limited.  The region also benefited from increased activity in our intelligent well completions joint venture across the region and completion tools sales in Africa.  Middle East/Asia revenue improved 45% from increased completion tools sales and deliveries, new contracts for production enhancement services in the region, and increased sales of intelligent well completions in the Middle East.  North America revenue grew 10% on increased activity from production enhancement services in the United States and Canada and cementing services activity in the United States, largely driven by increased capacity in the region.  Latin America revenue increased 46% driven by improved pricing and new contracts for production enhancement services in Mexico and new cementing services contracts in Mexico.  In addition, the region benefited from increased completion tools sales in Brazil and Mexico.  International revenue was 50% of total segment revenue in the first quarter of 2008 and 46% of total segment revenue in the first quarter of 2007.

The Completion and Production segment operating income improvement compared to the first quarter of 2007 spanned all regions except North America.  Europe/Africa/CIS operating income was essentially flat, despite increased completion tools sales throughout the region.  Middle East/Asia operating income grew 61% from improved completion tools sales and deliveries in Asia and the Middle East.  North America operating income decreased 2% largely due to a decline in production enhancement services pricing and cost inflation in the United States, partially offset by a $35 million gain on the sale of a joint venture interest.  Latin America operating income increased 74% due to increased cementing and production enhancement activity in Mexico and increased completion tools sales in Brazil.
Drilling and Evaluation revenue increase for the first quarter of 2008 compared to the first quarter of 2007 was derived from all four regions.  Europe/Africa/CIS revenue improved 29% from increased drilling services activity throughout the region, fluid service contracts in the North Sea and Angola, and increased drill bit sales in Europe.  Middle East/Asia revenue grew 9% from increased fluid services throughout the region.  The region also benefited from increased drilling services activity and new contracts in the Middle East and Indonesia.  North America revenue increased 14% from increased activity in all product service lines, particularly Landmark software sales and consulting services and drilling services in the United States and fluid services throughout the region.  Latin America revenue grew 12% on increased activity in wireline and perforating services throughout the region and new drilling services contracts in Colombia and Mexico.  International revenue was 67% of total segment revenue in the first quarter of 2008 and 66% of total segment revenue in the first quarter of 2007.
The increase in segment operating income compared to 2007 was led by the Europe/Africa/CIS region, where operating income grew 32% from increased drilling services activity throughout the region, particularly in Russia, the Caspian, and Egypt.  In addition, the region benefited from increased Landmark software sales and consulting services in Europe and wireline and perforating services in Europe.  Middle East/Asia operating income decreased 19%, primarily due to the oil and gas property impairment in Bangladesh, which was partially offset by increased fluid services in the region, additional drilling activity in the Middle East, and reduced costs for Landmark consulting services in Asia.  North America operating income grew 4% from increased Landmark consulting services activity, fluid services, and drill bit sales in the United States.  In addition, the region benefited from higher drilling services activity in the Gulf of Mexico.  Latin America operating income increased 14% largely from additional wireline and perforating services activity in Mexico and new drilling services contracts in Mexico and Colombia.
Corporate and other expenses were $66 million in the first quarter of 2008 compared to $51 million in the first quarter of 2007.  The increase was primarily due to higher legal costs in the first quarter of 2008.

NONOPERATING ITEMS
Interest income decreased $18 million in the first quarter of 2008 compared to the first quarter of 2007 due to lower interest-rate-driven income and divestment of our marketable securities.
Provision for income taxes on continuing operations in the first quarter of 2008 of $238 million resulted in an effective tax rate of 29% compared to an effective tax rate on continuing operations of 33% in the first quarter of 2007.  The lower effective tax rate in the first quarter of 2008 was driven by growth in our international operations, which generally are subject to lower income tax rates than our United States operations, as well as from favorable settlements with foreign tax jurisdictions and the ability to recognize additional foreign tax credits that have been substantiated.
Minority interest in net (income) loss of subsidiaries increased $10 million compared to the first three months of 2007 primarily due to increased earnings from our WellDynamics joint venture.
Income from discontinued operations, net of income tax in the first quarter of 2007, primarily consisted of our 81% share of KBR’s results.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $70 million as of March 31, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties, including the property in regard to which Dirt, Inc. has brought suit against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd.  See Note 8 to the condensed consolidated financial statements for further information about this matter.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of March 31, 2008, those 9 sites accounted for approximately $10 million of our total $70 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

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
The risk factors discussed below update the risk factors previously disclosed in our 2007 annual report on Form 10-K.

RISK FACTORS

Foreign Corrupt Practices Act Investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The DOJ is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006 and October 2007, the SEC and the DOJ, respectively, each requested that we enter into an agreement to extend the statute of limitations with respect to its investigation.  We have entered into tolling agreements with the SEC and the DOJ.
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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the Foreign Corrupt Practices Act (FCPA).  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  We also believe that the Serious Fraud Office in the United Kingdom is conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
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

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  The government has recently confirmed that it has evidence of such payments.  The government has also recently advised Halliburton and KBR that it has evidence of payments to Nigerian officials by another agent in connection with a separate KBR-managed project in Nigeria called the Shell EA project and possibly evidence of payments in connection with other projects in Nigeria, potentially including energy services projects.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (a predecessor of a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We are reviewing a number of more recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to KBR, and our investigation is continuing.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006 and 2007, KBR or Halliburton suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when Halliburton and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
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
As of March 31, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our condensed consolidated financial statements for additional information.
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

At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing during the week of March 31, 2008 and took evidence and arguments under advisement.

Impairment of oil and gas properties
At March 31, 2008, we had interests in oil and gas properties totaling $101 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh in which we have a 25% nonoperating interest.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information” and “Risk Factors,” and in Notes 2 and 8 to the condensed consolidated financial statements.

Item 1(a).  Risk Factors
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information” and “Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2008.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs (b)
January 1-31	661,748	$34.06	500,000
February 1-29	2,738,508	$37.36	2,732,452
March 1-31	6,465,262	$37.57	6,416,104
Total	9,865,518	$37.27	9,648,556
(a)
Of the 9,865,518 shares purchased during the three-month period ended March 31, 2008, 216,962 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 89 million shares of our common stock for approximately $3.0 billion at an average price of $34.28 per share.  These numbers include the repurchases of approximately 10 million shares of our common stock for approximately $360 million at an average price of $37.26 per share during the first quarter of 2008.  As of March 31, 2008, approximately $2.0 billion remained available under this program.

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

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Evelyn M. Angelle
Mark A. McCollum	Evelyn M. Angelle
Executive Vice President and	Vice President, Corporate Controller, and
Chief Financial Officer	Principal Accounting Officer

Date:              April 25, 2008