Form 10-Q
period 2008-06-30
HALLIBURTON CO
filed 2008-07-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes            No     X

As of July 17, 2008, 876,875,508 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars and shares except per share data	2008	2007	2008	2007
Revenue:
Services	$3,292	$2,744	$6,256	$5,266
Product sales	1,195	991	2,260	1,891
Total revenue	4,487	3,735	8,516	7,157
Operating costs and expenses:
Cost of services	2,480	1,980	4,753	3,797
Cost of sales	1,012	829	1,885	1,578
General and administrative	71	82	143	151
Gain on sale of assets, net	(25)	(49)	(61)	(50)
Total operating costs and expenses	3,538	2,842	6,720	5,476
Operating income	949	893	1,796	1,681
Interest expense	(39)	(41)	(77)	(79)
Interest income	9	36	29	74
Other, net	(2)	(2)	(3)	(5)
Income from continuing operations before income taxes
and minority interest	917	886	1,745	1,671
Provision for income taxes	(288)	(284)	(526)	(543)
Minority interest in net income of subsidiaries	(6)	(7)	(13)	(4)
Income from continuing operations	623	595	1,206	1,124
Income (loss) from discontinued operations, net of income
tax (provision) benefit of $1, $19, $0, and $(11)	(116)	935	(115)	958
Net income	$507	$1,530	$1,091	$2,082
Basic income per share:
Income from continuing operations	$0.72	$0.66	$1.38	$1.18
Income (loss) from discontinued operations, net	(0.14)	1.03	(0.13)	1.01
Net income per share	$0.58	$1.69	$1.25	$2.19
Diluted income per share:
Income from continuing operations	$0.68	$0.63	$1.32	$1.14
Income (loss) from discontinued operations, net	(0.13)	0.99	(0.12)	0.98
Net income per share	$0.55	$1.62	$1.20	$2.12

Cash dividends per share	$0.09	$0.09	$0.18	$0.165
Basic weighted average common shares outstanding	869	905	871	949
Diluted weighted average common shares outstanding	914	942	912	983
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Millions of dollars and shares except per share data	2008	2007
Assets
Current assets:
Cash and equivalents	$1,880	$1,847
Receivables (less allowance for bad debts of $53 and $49)	3,581	3,093
Inventories	1,736	1,459
Current deferred income taxes	298	376
Investments in marketable securities	–	388
Other current assets	450	410
Total current assets	7,945	7,573
Property, plant, and equipment, net of accumulated depreciation of $4,317 and $4,126	4,146	3,630
Goodwill	838	790
Noncurrent deferred income taxes	168	348
Other assets	951	794
Total assets	$14,048	$13,135
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$954	$768
Employee compensation and benefits	540	575
Deferred revenue	232	209
Current maturities of long-term debt	230	159
Income tax payable	97	209
Other current liabilities	553	491
Total current liabilities	2,606	2,411
Long-term debt	2,565	2,627
Employee compensation and benefits	407	403
Other liabilities	785	734
Total liabilities	6,363	6,175
Minority interest in consolidated subsidiaries	100	94
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,066
and 1,063 shares	2,666	2,657
Paid-in capital in excess of par value	1,801	1,741
Accumulated other comprehensive loss	(101)	(104)
Retained earnings	9,127	8,202
	13,493	12,496
Less 190 and 183 shares of treasury stock, at cost	5,908	5,630
Total shareholders’ equity	7,585	6,866
Total liabilities and shareholders’ equity	$14,048	$13,135
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$1,091	$2,082
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	342	271
Provision (benefit) for deferred income taxes	155	(5)
(Income) loss from discontinued operations	115	(958)
Discontinued operations	(115)	–
Gain on sale of assets	(61)	(50)
Impairment of assets	23	–
Other changes:
Receivables	(410)	(225)
Inventories	(277)	(263)
Accounts payable	180	158
Other	(58)	(16)
Cash flows from discontinued operations	–	31
Total cash flows from operating activities	985	1,025
Cash flows from investing activities:
Capital expenditures	(837)	(682)
Sales (purchases) of short-term investments in marketable securities, net	388	(842)
Acquisitions of assets, net of cash acquired	(150)	(125)
Sales of property, plant, and equipment	84	84
Other investing activities	(26)	36
Cash flows from discontinued operations	–	(1,474)
Total cash flows from investing activities	(541)	(3,003)
Cash flows from financing activities:
Payments to reacquire common stock	(381)	(926)
Payments of dividends to shareholders	(158)	(157)
Proceeds from exercises of stock options	84	53
Other financing activities	40	11
Cash flows from discontinued operations	–	(18)
Total cash flows from financing activities	(415)	(1,037)
Effect of exchange rate changes on cash	4	(16)
Increase (decrease) in cash and equivalents	33	(3,031)
Cash and equivalents at beginning of period, including $0 and $1,461 related to
discontinued operations	1,847	4,379
Cash and equivalents at end of period	$1,880	$1,348
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$72	$72
Income taxes from continuing operations	$473	$528
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2008 may not be indicative of results for the full year.

Note 2.  KBR Separation
On April 5, 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging the 135.6 million shares of KBR common stock owned by us on that date for 85.3 million shares of our common stock.  In the second quarter of 2007, we recorded a gain on the disposition of KBR of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR as described below, which was included in “Income (loss) from discontinued operations, net of income tax” on the condensed consolidated statement of operations.  During the second quarter of 2008, adjustments of $117 million, net of tax, to these indemnities and guarantees were reflected as a loss in “Income (loss) from discontinued operations, net of income tax.”
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and our responsibility for liabilities unrelated to KBR’s business.  We provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
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

Additionally, we provide indemnities, performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders under project contract, credit agreements, letters of credit, and other KBR credit instruments.  These indemnities and guarantees will continue until they expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations there under; (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer; or (3) the expiration of the credit agreements.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with:  (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR project contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR project contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR is compensating us for these guarantees.  We have also provided a limited indemnity, with respect to FCPA governmental and third-party claims, to the lender parties under KBR’s revolving credit agreement expiring in December 2010.  KBR has agreed to indemnify us, other than for the FCPA and Barracuda-Caratinga bolts matter, if we are required to perform under any of the indemnities or guarantees related to KBR’s revolving credit agreement, letters of credit, surety bonds, or performance guarantees described above.
During the second quarter of 2007, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit. As noted previously, during the second quarter of 2008, we recorded $117 million, net of tax, in adjustments to these indemnities and guarantees as a loss from discontinued operations to reflect our most recent assumptions regarding the resolution of the FCPA investigations and Barracuda-Caratinga bolt matter.  These indemnities and guarantees are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $342 million at June 30, 2008.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.

Note 3.  Acquisitions and Dispositions
In June 2008, we entered into an agreement with Shell Technology Ventures Fund 1 B.V. (STV Fund) to purchase its remaining 49% minority interest in WellDynamics B.V. (WellDynamics), a provider of intelligent well completion technology.  As of June 30, 2008, we owned 51% of WellDynamics and consolidated its results in our condensed consolidated financial statements, with the remaining 49% interest recorded as minority interest in  consolidated subsidiary.  In July 2008, the transaction closed resulting in our 100% ownership of WellDynamics.  WellDynamics results of operations are included in our Completion and Production segment.

In March 2008, we completed the sale of a joint venture interest to our joint venture partner.  As a result of the transaction, we recorded a gain of $35 million during the first quarter of 2008.  We accounted for our interest in the joint venture using the cost method in our Completion and Production segment.
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), a leading eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  We paid approximately $332 million for PSLES, consisting of $328 million in cash and $4 million in debt assumed, subject to adjustment for working capital purposes.  As of June 30, 2008, we had recorded goodwill of $165 million and intangible assets of $61 million on a preliminary basis until our analysis of the fair value of assets acquired and liabilities assumed is complete.  Beginning in August 2007, PSLES’s results of operations are included in our Completion and Production segment.
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
Intersegment revenue was immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method are included in revenue and operating income of the applicable segment.

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2008	2007	2008	2007
Revenue:
Completion and Production	$2,437	$2,066	$4,628	$3,910
Drilling and Evaluation	2,050	1,669	3,888	3,247
Total revenue	$4,487	$3,735	$8,516	$7,157

Operating income (loss):
Completion and Production	$561	$555	$1,090	$1,032
Drilling and Evaluation	480	348	864	710
Total operations	1,041	903	1,954	1,742
Corporate and other	(92)	(10)	(158)	(61)
Total operating income	$949	$893	$1,796	$1,681

As of June 30, 2008, 34% of our gross trade receivables were from customers in the United States.  As of December 31, 2007, 35% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 5.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $86 million at June 30, 2008 and $71 million at December 31, 2007.  If the average cost method was used, total inventories would have been $28 million higher than reported at June 30, 2008 and $25 million higher than reported at December 31, 2007.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2008	2007
Finished products and parts	$1,205	$1,042
Raw materials and supplies	433	325
Work in process	98	92
Total	$1,736	$1,459

Finished products and parts are reported net of obsolescence reserves of $71 million at June 30, 2008 and $65 million at December 31, 2007.

Note 6.  Debt
Our 3.125% convertible senior notes due July 2023 became redeemable at our option on July 15, 2008.  If we choose to redeem the notes prior to their maturity or if the holders choose to convert the notes, we must settle the principal amount of the notes, which totaled $1.2 billion at June 30, 2008, plus any applicable accrued interest in cash.  We have the option to settle any amounts due in excess of the principal, which has ranged between $1.6 billion to $2.0 billion since June 30, 2008, by delivering shares of our common stock, cash, or a combination of common stock and cash.  In the second quarter of 2008, the stock conversion rate for the $1.2 billion of convertible senior notes increased to 53.4069 shares of common stock per each $1,000 principal amount of the convertible senior notes due to the quarterly dividend paid on our common stock.  If we decide to settle any amount in excess of principal in common stock, we will do so by issuing shares of treasury stock.  If we decide to settle any amount in excess of principal in cash, we will be required to take an earnings charge for the amount of the cash paid.  Therefore, in the event the entire amount in excess of principal is paid in cash, we could record a loss on extinguishment of debt of up to $2.0 billion based on current conversion rates.
From July 1 through July 24, 2008, $25 million of the principal amount of the convertible debt had been converted for a total settlement amount of $62 million.  We have also received additional notices to convert approximately $500 million of principal amount that will be settled during the third quarter of 2008.
We entered into an unsecured, $2.5 billion, 364-day revolving credit facility in July 2008 in order to ensure we will have sufficient cash available to pay off 100% of the convertible notes.  When added to our pre-existing unsecured, five-year, revolving credit facility, this provides $3.7 billion of committed bank credit to support any commercial paper we subsequently issue.  We expect to refinance all or a portion of any commercial paper issued or any other borrowings under these credit facilities through the issuance of long-term senior notes.

Note 7.  Comprehensive Income
The components of comprehensive income included the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2008	2007	2008	2007
Net income	$507	$1,530	$1,091	$2,082
Net cumulative translation adjustments	–	(23)	1	(24)
Realized defined benefit and other
postretirement plans adjustments, net	–	271	3	282
Net unrealized gains (losses) on
investments	1	–	(1)	1
Total comprehensive income	$508	$1,778	$1,094	$2,341

Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$(60)	$(61)
Defined benefit and other postretirement liability adjustments	(42)	(45)
Unrealized gains on investments and derivatives	1	2
Total accumulated other comprehensive loss	$(101)	$(104)

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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA.  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  The Serious Fraud Office in the United Kingdom is also conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and we understand KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current or former executive officers or employees, and at least one subcontractor of KBR.  We further understand that the DOJ has made requests for information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials.  In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996.  We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official.  In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are or were also investigating these matters.  Our representatives have met with the French magistrate and Nigerian officials.  In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
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
In 2006 and 2007, we or KBR suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when we and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has indicated that it believes documents concerning this immigration service provider may have been responsive to earlier subpoenas.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.

From time to time, we and KBR have engaged in discussions with the SEC and the DOJ regarding a settlement of these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, that the terms of any settlement would not have a material adverse effect on us.
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
As of June 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to us directly.  Therefore, we have not recorded any amounts as it relates to us directly, other than for the indemnities provided to KBR, in connection with these matters in our condensed consolidated financial statements.  We provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  As noted previously, our estimation of the value of the indemnity regarding FCPA matters is recorded as a liability in our condensed consolidated financial statements as of June 30, 2008 and December 31, 2007.  See Note 2 for additional information.
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

In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with our full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense, and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense, and/or settlement of FCPA matters, we may terminate the indemnity.
 Barracuda-Caratinga arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the value of the indemnity regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of June 30, 2008 and December 31, 2007.  See Note 2 for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing during the week of March 31, 2008 and took evidence and arguments under advisement.
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
As of June 30, 2008, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At June 30, 2008, we had not recorded any liability associated with these indemnifications.
M-I, LLC antitrust litigation
On February 16, 2007, M-I, LLC, a competitor of ours in the drilling fluids market, filed an antitrust lawsuit against us alleging that our enforcement of a patent that was subject to a prior lawsuit was an improper attempt to monopolize the market for one of our drilling fluids.  The lawsuit alleged that one of our drilling fluids patents was invalid as a result of its allegedly having been procured by fraud, that our prosecution of an infringement action against them amounted to predatory action, and that we had falsely advertised our product.  This case was settled in the first quarter of 2008 for an immaterial amount.

Dirt, Inc. litigation
In April 2005, Dirt, Inc. brought suit in Alabama against Bredero-Shaw (a joint venture in which we formerly held a 50% interest that we sold to the other party in the venture, ShawCor Ltd., in 2002), Halliburton Energy Services, Inc., and ShawCor Ltd., claiming that Bredero-Shaw disposed of hazardous waste in a construction materials landfill owned and operated by Dirt, Inc.  On November 1, 2007, the trial court in the above-referenced matter entered a judgment in the total amount of $108 million.  In the second quarter of 2008, an agreement was reached among Dirt, Inc., ShawCor Ltd., and us to settle the suit, of which we agreed to fund and have funded an immaterial amount.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $68 million as of June 30, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of June 30, 2008, those 9 sites accounted for approximately $10 million of our total $68 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of June 30, 2008, including $1.0 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 9.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of shares	2008	2007	2008	2007
Basic weighted average common shares outstanding	869	905	871	949
Dilutive effect of:
Convertible senior notes premium	38	29	35	26
Stock options	5	6	5	6
Restricted stock	2	2	1	2
Diluted weighted average common shares outstanding	914	942	912	983

Excluded from the computation of diluted income per share are options to purchase one million shares of common stock that were outstanding during both the three and six months ended June 30, 2008 and four million and three million shares during the three and six months ended June 30, 2007.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR, Inc. common stock we owned.

Note 10.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2008 and June 30, 2007 were as follows:

	Three Months Ended June 30
	2008		2007
Millions of dollars	United States	International	United States	International
Service cost	$–	$6	$–	$6
Interest cost	1	13	1	10
Expected return on plan assets	(2)	(12)	(1)	(9)
Amortization of unrecognized loss	1	2	2	2
Net periodic benefit cost	$–	$9	$2	$9

	Six Months Ended June 30
	2008		2007
Millions of dollars	United States	International	United States	International
Service cost	$–	$13	$–	$12
Interest cost	3	26	3	21
Expected return on plan assets	(4)	(23)	(3)	(18)
Settlements/curtailments	–	–	–	(1)
Amortization of unrecognized loss	2	3	3	4
Net periodic benefit cost	$1	$19	$3	$18

We currently expect to contribute approximately $28 million to our international pension plans in 2008.  During the six months ended June 30, 2008, we contributed $20 million to our international pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.

The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2008	2007	2008	2007
Service cost	$–	$–	$–	$–
Interest cost	2	2	3	4
Unrecognized actuarial loss	(2)	–	(3)	–
Net periodic benefit cost	$–	$2	$–	$4

Note 11.  Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 89 million shares of our common stock for approximately $3.0 billion at an average price of $34.28 per share.  These amounts include the repurchases of approximately 10 million shares of our common stock for approximately $360 million at an average price of $37.26 per share during the first six months of 2008.  As of June 30, 2008, approximately $2.0 billion remained available under this program.

Note 12.  New Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   We will adopt the provisions of FSP EITF 03-6-1 on January 1, 2009, which will require us to restate prior periods’ basic and diluted earnings per share to include outstanding unvested restricted common shares in the weighted average shares outstanding calculation.  We estimate that, had we calculated earnings per share under these new provisions during the six months ended June 30, 2008, basic and diluted earnings per share would have decreased by approximately $0.01 for both continuing operations and net income per share.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt the provisions of FSP APB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will restate our consolidated financial statements for prior periods.  We have not yet determined the impact of this FSP on our consolidated financial statements, which may be material, as it will depend on the timing and method of any redemptions by us or conversions by the noteholders.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect will have a material impact on our consolidated financial statements.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of products and services to the energy industry.  We serve the upstream oil and gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field.  Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies.  We report our results under two segments, Completion and Production and Drilling and Evaluation:
-
our Completion and Production segment delivers cementing, stimulation, intervention, and completion services.  The segment consists of production enhancement services, completion tools and services, and cementing services; and

-
our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation, and precise well-bore placement solutions that enable customers to model, measure, and optimize their well construction activities.  The segment consists of fluid services, drilling services, drill bits, wireline and perforating services, Landmark software and consulting services, and project management services.

The business operations of our segments are organized around four primary geographic regions:  North America, Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Continental Europe, Malaysia, Mexico, Brazil, and Singapore.   With more than 53,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first half of 2008, we produced revenue of $8.5 billion and operating income of $1.8 billion, reflecting an operating margin of 21%.  Revenue increased $1.4 billion or 19% over the first half of 2007, while operating income improved $115 million or 7% over the first half of 2007.  Consistent with our initiative to grow our non-North America operations, we experienced 25% revenue growth and 23% operating income growth outside of North America in the first six months of 2008 compared to the first six months of 2007.  Revenue from our Latin America region increased 30% to $1.1 billion, and operating income increased 39% to $235 million in the first six months of 2008 compared to the first six months of 2007.  Our Middle East/Asia and Europe/Africa/CIS regions also returned revenue growth in excess of 20% in the first six months of 2008 compared to the first six months of 2007.
Business outlook
The outlook for our business remains generally favorable barring significant demand declines due to high commodity prices.  During 2007, the North America region experienced challenging market conditions as a result of downward pressure on the pricing of our services, as well as reduced activity in Canada.  During the first six months of 2008, operating margins in the region continued to decline from prior period levels, primarily as a result of lower effective pricing for our United States fracturing services and cost inflation for fuel and other materials used in our operations.  However, we saw signs of prices stabilizing for fracturing services near the end of the second quarter, and we negotiated fuel surcharges with many of our customers.  We expect to see the positive impacts of these negotiations starting in the third quarter of 2008.  In addition, we believe pricing has now stabilized for product lines outside of fracturing, with the exception of some weakness in cementing.  Canada has also recovered from its seasonal decline in activity, and we expect stronger activity in this market in the second half of 2008.  Our customers announced increases to their capital programs for the remainder of 2008 and 2009.  This potential increased activity with tightening of supply capacity provides us with an improved outlook for our fracturing volumes and pricing.  We also see unconventional drilling activity, such as emerging shale plays, increasing in the second half of 2008, which could create additional demand for our services.

Outside of North America, our outlook also remains positive.  Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex.  The trend toward exploration and exploitation of more complex reservoirs bodes well for the mix of our product line offerings and degree of service intensity on a per rig basis.  Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly outside of North America, consistent with our initiative to grow our operations in that part of the world and balance our geographic portfolio.  As our customers award larger tranches of work, pricing competition in the international arena has intensified.  However, we expect this price competition to be offset partially with continued expansion of our margins driven by value created through the introduction of new technologies, consistency of execution, and fixed cost leverage.  In addition, we believe our Latin America region will continue to experience the highest growth rate of all our regions, driven by contract awards in Mexico and higher activity in Colombia, Brazil, and Venezuela.
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

-	maximizing our position to win meaningful international tenders, especially in deepwater fields, complex reservoirs, and high-pressure/high-temperature environments;
-	expanding our business with national oil companies, including preparing for a shift to more demand for our integrated project management services;
-	pursuing strategic acquisitions that enhance our technological position and our product and service portfolio in key geographic areas such as:
-
in June 2008, we entered into a definitive agreement with Shell Technology Ventures Fund 1 B.V. to acquire its remaining 49% equity interest in WellDynamics B.V. (WellDynamics). Upon completion of the transaction in July 2008, we now own 100% of WellDynamics;

-	in June 2008, we acquired all the intellectual property and assets of Protech Centerform. Protech Centerform is a provider of casing centralization service; and
-
in May 2008, we acquired all intellectual property, assets, and existing business of Knowledge Systems Inc. (KSI).  KSI is a leading provider of combined geopressure and geomechanical analysis software and services; and

-
directing our capital spending primarily toward non-North America operations for service equipment additions and infrastructure. During the second quarter of 2008, we increased our capital spending forecast to provide for equipment placements on coming offshore rigs and to meet the growing demand of our customers in the emerging shale plays in North America.  Capital spending for 2008 is expected to be approximately $1.9 billion to $2.0 billion.

Our operating performance is described in more detail in “Business Environment and Results of Operations.”
Foreign Corrupt Practices Act (FCPA) investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  See Note 8 to our condensed consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2008 with cash and equivalents of $1.9 billion compared to $1.8 billion at December 31, 2007.
Significant sources of cash
Cash flows from operating activities contributed $985 million to cash in the first six months of 2008.  Growth in revenue and operating income in the first half of 2008 compared to the first half of 2007 is attributable to higher customer demand and increased service intensity due to a trend toward exploration and exploitation of more complex reservoirs.
During the first six months of 2008, we sold approximately $388 million of marketable securities, consisting of auction-rate securities and variable-rate demand notes.
Further available sources of cash.  We have an unsecured $1.2 billion five-year revolving credit facility to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of June 30, 2008.
We entered into an unsecured, $2.5 billion, 364-day revolving credit facility in July 2008 in order to ensure we will have sufficient cash available to pay off 100% of our convertible notes.  When added to our pre-existing unsecured, five-year, revolving credit facility, this provides $3.7 billion of committed bank credit to support any commercial paper we subsequently issue.  We expect to refinance all or a portion of any commercial paper issued or any other borrowings under these credit facilities through the issuance of long-term senior notes.
Significant uses of cash
Capital expenditures were $837 million in the first six months of 2008, with increased focus toward building infrastructure and adding service equipment in support of our expanding operations outside of North America.  Capital expenditures were predominantly made in the drilling services, production enhancement, cementing, and wireline and perforating product service lines.
During the first six months of 2008, we repurchased approximately 10 million shares of our common stock under our share repurchase program at a cost of approximately $360 million at an average price of $37.26 per share.
We paid $158 million in dividends to our shareholders in the first six months of 2008.
Future uses of cash.  We have approximately $2.0 billion remaining available under our share repurchase authorization, which may be used for open market purchases or to settle the conversion premium over the face amount of our 3.125% convertible senior notes.
Capital spending for 2008 is expected to be approximately $1.9 billion to $2.0 billion.  The capital expenditures plan for 2008 is primarily directed toward our drilling services, production enhancement, cementing, and wireline and perforating product service lines.  We will continue to explore opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.  Further, as market conditions change, we will continue to evaluate the allocation of our cash between acquisitions and stock buybacks.
Our 3.125% convertible senior notes due July 2023 became redeemable at our option on July 15, 2008.  If we choose to redeem the notes prior to their maturity or if the holders choose to convert the notes, we must settle the principal amount of the notes, which totaled $1.2 billion at June 30, 2008, plus any applicable accrued interest in cash.  We have the option to settle any amounts due in excess of the principal, which has ranged between $1.6 billion to $2.0 billion since June 30, 2008, by delivering shares of our common stock, cash, or a combination of common stock and cash.

Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million per quarter for the remainder of 2008.
We are currently evaluating possible acquisitions that may result in additional borrowings and a significant use of cash.
While the timing is not necessarily under our control, any potential settlements entered into with the SEC or DOJ related to the Foreign Corrupt Practices Act investigations may lead to cash payments relating to the indemnity provided to KBR and for any matters deemed to relate to us directly.  See Notes 2 and 8 to our condensed consolidated financial statements for more information.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of June 30, 2008, including $1.0 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings.  The credit ratings for our long-term debt are A2 with Moody’s Investors Service and A with Standard & Poor’s.  The credit ratings on our short-term debt are P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir:  from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first six months of 2008, based upon the location of the services provided and products sold, 42% of our consolidated revenue was from the United States.  In the first six months of 2007, 45% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	June 30		December 31
Average Oil Prices (dollars per barrel)	2008	2007	2007
West Texas Intermediate	$123.42	$64.59	$71.91
United Kingdom Brent	120.90	68.63	72.21

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$11.14	$7.65	$6.97

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Land vs. Offshore	2008	2007	2008	2007
United States:
Land	1,799	1,679	1,755	1,665
Offshore	66	77	63	80
Total	1,865	1,756	1,818	1,745
Canada:
Land	168	136	337	333
Offshore	1	3	1	3
Total	169	139	338	336
International (excluding Canada):
Land	776	710	769	705
Offshore	308	292	296	287
Total	1,084	1,002	1,065	992
Worldwide total	3,118	2,897	3,221	3,073
Land total	2,743	2,525	2,861	2,703
Offshore total	375	372	360	370

	Three Months Ended		Six Months Ended
	June 30		June 30
Oil vs. Natural Gas	2008	2007	2008	2007
United States:
Oil	373	284	352	279
Natural Gas	1,492	1,472	1,466	1,466
Total	1,865	1,756	1,818	1,745
Canada:
Oil	81	65	147	130
Natural Gas	88	74	191	206
Total	169	139	338	336
International (excluding Canada):
Oil	842	781	822	772
Natural Gas	242	221	243	220
Total	1,084	1,002	1,065	992
Worldwide total	3,118	2,897	3,221	3,073
Oil total	1,296	1,130	1,321	1,181
Natural Gas total	1,822	1,767	1,900	1,892

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
WTI oil spot prices averaged $72 per barrel in 2007 and are expected to increase to an average of $127 per barrel in 2008, according to the Energy Information Administration (EIA).  From mid-December 2007 through June 2008, the WTI crude oil price increased $42 per barrel from an average of $90 per barrel to an average of $132 per barrel as a result of rising world oil consumption and low surplus production capacity.  We expect that oil prices will remain at levels sufficient to sustain, and likely grow, our customers’ current levels of spending due to a combination of the following factors:
-	continued growth in worldwide petroleum demand, barring any significant demand reduction due to higher commodity prices;
-	projected production growth in non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate world wide demand growth;
-	OPEC’s commitment to control production;
-	modest increases in OPEC’s current and forecasted production capacity; and
-	geopolitical tensions in major oil-exporting nations.
According to the International Energy Agency’s (IEA) July 2008 “Oil Market Report,” the outlook for world oil demand remains strong, with Asia, the Middle East, and Latin America accounting for nearly all of the expected demand growth in 2008.  Excess oil production capacity is expected to remain constrained with OPEC producers’ continuing reluctance to supply additional crude oil to the market.  This constraint, along with a strong refined product market, a weaker dollar, and geopolitical tensions, is expected to keep supplies tight.  Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices.  The IEA forecasts world petroleum demand growth in 2008 to increase 2% over 2007.
North America operations.  Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in North America.  During 2007, we experienced a significant decline in activity from 2006 levels in our North America operations, especially in Canada.  This decline caused us to move equipment and personnel from Canada to other areas in 2007.  Canada has now recovered from its decline, and all indications point to stronger than anticipated activity in the second half of 2008.  With continued strong natural gas fundamentals, our customers have reevaluated and appear to be increasing their North American capital programs for the remainder of 2008 and 2009.  In July 2008, the EIA noted that the Henry Hub spot price averaged $7.17 per thousand cubic feet (mcf) in 2007 and was projected to increase to an average of $11.86 per mcf in 2008.

 We experienced increased pricing pressure from our customers in the North American market in 2007 and in the first quarter of 2008, particularly in Canada and in our United States well stimulation operations.  However, more recently, pricing declines in the transactional market are easing in areas where activity is increasing and where job and basin complexity favors our differentiated fracturing technologies.  In addition, except for some weakness in cementing, we believe prices for all other product lines have stabilized.  We continue to experience cost inflation for fuel and materials, which is putting additional downward pressure on operating margins.  Recently, we have negotiated fuel surcharges with many of our customers, and we expect to see the impact of these negotiations starting in the third quarter of 2008.  We have also begun discussions regarding material cost recoveries with our customers.  We believe the improved outlook for all our businesses enhances our ability to modestly increase prices to help cover cost inflation.  We also see unconventional drilling activity, such as emerging shale plays, increasing in the second half of 2008, which could create additional demand for our services.
Focus on international growth.  Consistent with our strategy to grow our operations outside of North America, we expect to continue to invest capital and increase manufacturing capacity to bring new tools online to serve the high demand for our services.  As our customers award larger tranches of work, pricing competition in the international arena has intensified.  However, we expect this to be offset partially with continued expansion of our margins driven by introduction of new technologies, consistency of execution, and fixed cost leverage.  Following is a brief discussion of some of our current initiatives:
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

-	expanding our business with national oil companies, including preparing for a shift to more demand for our integrated project management services; and
-
part of our growth strategy includes acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations;

-
in June 2008, we entered into a definitive agreement with Shell Technology Ventures Fund 1 B.V. to acquire its 49% equity interest in WellDynamics.  Upon completion of the transaction in July 2008, we now own 100% of WellDynamics.  WellDynamics is the world’s leading provider of intelligent well completion technology;

-
in June 2008, we acquired all the intellectual property and assets of Protech Centerform in Houston, Ravenna, Italy, and Aberdeen, Scotland.  Protech Centerform is a provider of casing centralization service; and

-	in May 2008, we acquired all intellectual property, assets, and existing business of KSI, a leading provider of combined geopressure and geomechanical analysis software and services.

Recent contract wins positioning us to grow our international operations over the coming years include:
-	a contract to manage the drilling and completion of 58 onshore wells in the southern region of Mexico;
-	a contract to perform workover and sidetrack services in the United Kingdom;
-
a contract to provide completion equipment and services, tubing conveyed perforating services and SmartWell® completion technology for numerous oil and natural gas fields on the Norwegian continental shelf.  The contract also allows for the provision of other products and services;

-
a three-year contract to provide directional drilling, logging-while-drilling, cementing, wireline and perforating, coiled tubing, and stimulation services in support of the offshore portion of the Manifa mega-project in Saudi Arabia; and

-	a three-year contract to provide a range of completion equipment for onshore oil and gas wells in Abu Dhabi.

RESULTS OF OPERATIONS IN 2008 COMPARED TO 2007

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

	Three Months Ended
REVENUE:	June 30			Percentage
Millions of dollars	2008	2007	Increase	Change
Completion and Production	$2,437	$2,066	$371	18%
Drilling and Evaluation	2,050	1,669	381	23
Total revenue	$4,487	$3,735	$752	20%

By geographic region:
Completion and Production:
North America	$1,270	$1,160	$110	9%
Latin America	258	192	66	34
Europe/Africa/CIS	545	443	102	23
Middle East/Asia	364	271	93	34
Total	2,437	2,066	371	18
Drilling and Evaluation:
North America	720	586	134	23
Latin America	339	256	83	32
Europe/Africa/CIS	571	483	88	18
Middle East/Asia	420	344	76	22
Total	2,050	1,669	381	23
Total revenue by region:
North America	1,990	1,746	244	14
Latin America	597	448	149	33
Europe/Africa/CIS	1,116	926	190	21
Middle East/Asia	784	615	169	27

	Three Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2008	2007	(Decrease)	Change
Completion and Production	$561	$555	$6	1%
Drilling and Evaluation	480	348	132	38
Corporate and other	(92)	(10)	(82)	(820)
Total operating income	$949	$893	$56	6%

By geographic region:
Completion and Production:
North America	$312	$360	$(48)	(13)%
Latin America	61	50	11	22
Europe/Africa/CIS	107	77	30	39
Middle East/Asia	81	68	13	19
Total	561	555	6	1
Drilling and Evaluation:
North America	194	113	81	72
Latin America	67	45	22	49
Europe/Africa/CIS	110	104	6	6
Middle East/Asia	109	86	23	27
Total	480	348	132	38
Total operating income by region
(excluding Corporate and other):
North America	506	473	33	7
Latin America	128	95	33	35
Europe/Africa/CIS	217	181	36	20
Middle East/Asia	190	154	36	23
Note 1	–	All periods presented reflect the new segment structure effective in the third quarter of 2007.

The increase in consolidated revenue in the second quarter of 2008 compared to the second quarter of 2007 was attributable to higher worldwide activity, particularly in the United States, Europe, and Latin America.  International revenue was 58% of consolidated revenue in the second quarter of 2008 and 55% of consolidated revenue in the second quarter of 2007.
The increase in consolidated operating income was primarily due to improved demand from increased rig activity and improved pricing and asset utilization.  Operating income for the second quarter of 2008 included a combined $25 million gain related to the sale of two investments in the United States and was adversely impacted by a $30 million charge related to a drill bits patent dispute settlement.
Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increase compared to the second quarter of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 23% from increased completion tool sales and activity in West Africa and Norway and higher production enhancement activity throughout the region.  Production enhancement services also benefited in the second quarter of 2008 from the acquisition of PSL Energy Services Limited.  Middle East/Asia revenue grew 34% compared to the second quarter of 2007 from higher production enhancement activity, increased completion tool sales and service activity in the region, and increased demand for cementing products and services in the Middle East and Australia.  North America revenue grew 9% from improved demand for production enhancement services due to increased rig count in the United States and Canada and higher vessel utilization in the Gulf of Mexico.  The cementing revenue comparison was also favorable, benefiting from higher demand related to growing rig count and new customers in the United States.  Latin America revenue grew 34% as a result of higher customer demand, new contracts, and more favorable pricing for cementing products and services throughout the region.  Production enhancement activity increased throughout the region, and Mexico benefited from improved vessel utilization.  International revenue was 49% of total segment revenue in the second quarter of 2008 and 45% of total segment revenue in the second quarter of 2007.

Completion and Production segment operating income remained relatively flat compared to the second quarter of 2007, with improved international results offsetting declines in the United States.  Europe/Africa/CIS operating income grew 39%, benefiting from increased production enhancement activity, reduced costs, and increased sales and higher profit margins for completion tools in Africa.  Middle East/Asia operating income increased 19%, primarily due to increased performance and improved asset utilization within the production enhancement product service line and increased sales and service revenue for completion tools throughout the region.  North America operating income decreased 13% due to pricing declines and cost increases in the United States for production enhancement, partially offset by improved completion tools sales and services.  Latin America operating income increased 22%, with improved cementing and production enhancement performance throughout the region.
Drilling and Evaluation revenue increase for the second quarter of 2008 compared to the second quarter of 2007 was derived from all four regions in all product service lines.  Europe/Africa/CIS revenue increased 18% from increased drilling services activity throughout the region and higher customer demand and better pricing for wireline and perforating and fluid services in Africa.  Middle East/Asia revenue grew 22%, primarily due to increased drilling services activity in Asia and increased fluid and wireline and perforating services activity in the Middle East.  North America revenue increased 23% from higher activity across all segment product service lines primarily due to increased rig count.  Latin America revenue increased 32% as a result of increased demand and new contracts for drilling, wireline and perforating, and project management services.  International revenue was 67% of total segment revenue in both the second quarter of 2008 and in the second quarter of 2007.
The increase in segment operating income compared to the second quarter of 2007 was led by improved results across all product service lines in North America.  North America operating income increased 72%, benefiting from increased drilling activity from higher rig count.  North America results also reflect the $25 million gain related to the sale of two investments in the United States.  Europe/Africa/CIS operating income grew 6%, primarily from higher activity and beneficial pricing for fluids and wireline and perforating services in Africa.  Middle East/Asia operating income grew 27%, primarily due to increased fluid services results and drill bit sales in the Middle East, as well as improved wireline results and increased customer demand for drilling services in Asia.  Latin America operating income increased 49% with additional deployments of equipment resulting in increased wireline and perforating and drilling services activity.  Landmark software and consulting services also contributed to the improved results.
Corporate and other expenses were $92 million in the second quarter of 2008 compared to $10 million in the second quarter of 2007.  The second quarter of 2008 included a $30 million charge related to a drill bits patent dispute settlement and increased costs related to acquisition evaluation activity.  The second quarter of 2007 included a $49 million gain on the sale of our remaining interest in Dresser, Ltd.

NONOPERATING ITEMS
Interest income decreased $27 million in the second quarter of 2008 compared to the second quarter of 2007 due to lower interest rates.
Provision for income taxes on continuing operations in the second quarter of 2008 of $288 million resulted in an effective tax rate of 31% compared to an effective tax rate on continuing operations of 32% in the second quarter of 2007.
Income (loss) from discontinued operations, net of income tax in the second quarter of 2008 included a $117 million charge reflecting the impact of our most recent assumptions regarding the resolution of the FCPA investigations and Barracuda-Caratinga bolt arbitration matter related to the indemnities and guarantees provided to KBR during the separation process.  The second quarter of 2007 included a $933 million net gain on the separation of KBR, which included the estimated fair value of the indemnities provided to KBR, Inc.

RESULTS OF OPERATIONS IN 2008 COMPARED TO 2007

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

	Six Months Ended
REVENUE:	June 30			Percentage
Millions of dollars	2008	2007	Increase	Change
Completion and Production	$4,628	$3,910	$718	18%
Drilling and Evaluation	3,888	3,247	641	20
Total revenue	$8,516	$7,157	$1,359	19%

By geographic region:
Completion and Production:
North America	$2,439	$2,222	$217	10%
Latin America	501	358	143	40
Europe/Africa/CIS	978	820	158	19
Middle East/Asia	710	510	200	39
Total	4,628	3,910	718	18
Drilling and Evaluation:
North America	1,413	1,196	217	18
Latin America	605	494	111	22
Europe/Africa/CIS	1,096	889	207	23
Middle East/Asia	774	668	106	16
Total	3,888	3,247	641	20
Total revenue by region:
North America	3,852	3,418	434	13
Latin America	1,106	852	254	30
Europe/Africa/CIS	2,074	1,709	365	21
Middle East/Asia	1,484	1,178	306	26

	Six Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2008	2007	(Decrease)	Change
Completion and Production	$1,090	$1,032	$58	6%
Drilling and Evaluation	864	710	154	22
Corporate and other	(158)	(61)	(97)	(159)
Total operating income	$1,796	$1,681	$115	7%

By geographic region:
Completion and Production:
North America	$629	$682	$(53)	(8)%
Latin America	127	88	39	44
Europe/Africa/CIS	179	148	31	21
Middle East/Asia	155	114	41	36
Total	1,090	1,032	58	6
Drilling and Evaluation:
North America	368	280	88	31
Latin America	108	81	27	33
Europe/Africa/CIS	213	182	31	17
Middle East/Asia	175	167	8	5
Total	864	710	154	22
Total operating income by region
(excluding Corporate and other):
North America	997	962	35	4
Latin America	235	169	66	39
Europe/Africa/CIS	392	330	62	19
Middle East/Asia	330	281	49	17
Note 1	–	All periods presented reflect the new segment structure effective in the third quarter of 2007.

The increase in consolidated revenue in the first six months of 2008 compared to the first six months of 2007 spanned all four regions and was attributable to higher worldwide activity, particularly in the United States, Europe, and Latin America.  International revenue was 58% of consolidated revenue in the first six months of 2008 and 55% of consolidated revenue in the first six months of 2007.
The increase in consolidated operating income in the first six months of 2008 compared to the first six months of 2007 was primarily due to a 39% increase in Latin America and an 18% increase in the eastern hemisphere and stemmed from increased customer activity, new contracts, and improved pricing.  Operating income in the first six months of 2008 was impacted by a $35 million gain on the sale of a joint venture interest in the United States and a combined $25 million gain related to the sale of two investments in the United States.  Operating income in the first half of 2008 was adversely impacted by a $23 million impairment charge related to an oil and gas property in Bangladesh and a $30 million charge related to a drill bits patent dispute settlement.  Operating income in the first six months of 2007 was impacted by a $49 million gain on the sale of our remaining interest in Dresser, Ltd.

Following is a discussion of our results of operations by reportable segments.
Completion and Production increase in revenue compared to the first six months of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 19% primarily from increased production enhancement services activity, largely related to the acquisition of PSL Energy Services Limited.  Additionally, completion tools revenue benefited from increased sales and service in Africa.  Middle East/Asia revenue grew 39% from increased completion tools sales and deliveries and new contracts for production enhancement services in the region.  Increased demand for cementing products and services in the Middle East and Australia also contributed to the increase.  North America revenue grew 10% from improved demand for production enhancement services due to increased rig count in the United States and Canada.  The region also benefited from higher demand for cementing products and services in the United States, largely driven by increased capacity and rig count.  Latin America revenue grew 40% as a result of higher activity for all product service lines, particularly in Mexico.  Higher demand for production enhancement services and new cementing contracts with more favorable pricing were large contributors to the increase in revenue.  International revenue was 50% of total segment revenue in the first six months of 2008 and 46% in the first six months of 2007.
The increase in segment operating income in the first six months of 2008 compared to the first six months of 2007 spanned all regions except North America.  Europe/Africa/CIS operating income increased 21% from increased completion tools sales and services and production enhancement activity in Africa.  Middle East/Asia operating income increased 36% primarily due to increased sales and service revenue from completion tools and increased production enhancement activity in the region.  North America operating income decreased 8% due to pricing declines and cost increases in the United States for production enhancement, partially offset by improved completion tools sales and services and a $35 million gain on the sale of a joint venture interest in the United States.  Latin America operating income increased 44% with improved cementing and production enhancement performance primarily in Mexico and Brazil.
Drilling and Evaluation revenue increase compared to the first six months of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 23% from increased drilling services activity, higher customer demand, and better pricing for fluid and wireline and perforating services throughout the region.  Middle East/Asia revenue grew 16% primarily due to increased fluid services activity throughout the region and higher customer demand for drilling services in Asia.  North America revenue grew 18% from higher activity across all product service lines in the United States primarily due to increased rig count.  The region also benefited from higher activity for fluid services in Canada.  Latin America revenue grew 22% as a result of increased customer demand for drilling services, increased activity and new contracts for wireline and perforating services, and increased Landmark service sales.  International revenue was 67% of total segment revenue in the first six months of 2008 and in the first six months of 2007.
The increase in segment operating income in the first six months of 2008 compared to the first six months of 2007 was derived from all regions led by growth in Latin America and the United States.  Europe/Africa/CIS operating income increased 17% benefiting from increased drilling services activity and higher customer demand for wireline and perforating services in Europe and Africa.  Higher demand for Landmark software sales and consulting services in Europe also contributed to the increase.  Middle East/Asia operating income grew 5% primarily due to increased fluid services results in the region as well as higher demand for drilling services and improved wireline and perforating services in Asia.  Operating income was impacted by a $23 million impairment charge related to an oil and gas property in Bangladesh in the first quarter of 2008.  North America operating income increased 31% from increased activity for all product service lines in the United States.  This region’s results also reflect $25 million of gains related to the sale of two investments in the United States in the second quarter of 2008.  Latin America operating income increased 33% primarily due to increased activity in drilling services and wireline and perforating services.
Corporate and other expenses were $158 million in the first six months of 2008 compared to $61 million in the first six months of 2007.  The first six months of 2008 included a $30 million charge related to a drill bits patent dispute settlement, higher legal costs, and increased corporate development costs.  The first six months of 2007 were impacted by a $49 million gain on the sale of our remaining interest in Dresser, Ltd.

NONOPERATING ITEMS
Interest income decreased $45 million in the first six months of 2008 compared to the first six months of 2007 due to lower interest-rate driven income and divestment of our marketable securities.
Provision for income taxes from continuing operations of $526 million in the first six months of 2008 resulted in an effective tax rate of 30% compared to an effective tax rate of 33% in the first six months of 2007.  The lower effective tax rate in the first six months of 2008 was driven by growth in international operations, which generally are subject to lower income tax rates than our United States operations, by favorable settlements with foreign tax jurisdictions, and by the ability to recognize additional foreign tax credits that have been substantiated.
Minority interest in net income of subsidiaries increased $9 million compared to the first six months of 2007, primarily due to increased earnings from joint venture interests in Malaysia and Saudi Arabia.
Income (loss) from discontinued operations, net of income tax in the first six months of 2008 included a $117 million charge reflecting the impact of our most recent assumptions regarding the resolution of the FCPA investigations and Barracuda-Caratinga bolt arbitration matter related to the indemnities and guarantees provided to KBR during the separation process.  The first six months of 2007 included a $933 million net gain on the separation of KBR, which included the estimated fair value of the indemnities and guarantees provided to KBR and our 81% share of KBR’s $28 million in net income in the first quarter of 2007.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $68 million as of June 30, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 9 federal and state superfund sites for which we have established a liability.  As of June 30, 2008, those 9 sites accounted for approximately $10 million of our total $68 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   We will adopt the provisions of FSP EITF 03-6-1 on January 1, 2009, which will require us to restate prior periods’ basic and diluted earnings per share to include outstanding unvested restricted common shares in the weighted average shares outstanding calculation.  We estimate that, had we calculated earnings per share under these new provisions during the six months ended June 30, 2008, basic and diluted earnings per share would have decreased by approximately $0.01 for both continuing operations and net income per share.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt the provisions of FSP APB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will restate our consolidated financial statements for prior periods.  We have not yet determined the impact of this FSP on our consolidated financial statements, which may be material, as it will depend on the timing of any redemptions by us or conversions by the bondholders.
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect will have a material impact on our consolidated financial statements.
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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA.  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  The Serious Fraud Office in the United Kingdom is also conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and we understand KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current or former executive officers or employees, and at least one subcontractor of KBR.  We further understand that the DOJ has made requests for information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials.  In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996.  We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official.  In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are or were also investigating these matters.  Our representatives have met with the French magistrate and Nigerian officials.  In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
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
In 2006 and 2007, we or KBR suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when we and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $1.8 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has indicated that it believes documents concerning this immigration service provider may have been responsive to earlier subpoenas.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.

From time to time, we and KBR have engaged in discussions with the SEC and the DOJ regarding a settlement of these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, that the terms of any settlement would not have a material adverse effect on us.
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
As of June 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to us directly.  Therefore, we have not recorded any amounts as it relates to us directly, other than for the indemnities provided to KBR, in connection with these matters in our condensed consolidated financial statements.  We provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  As noted previously, our estimation of the value of the indemnity regarding FCPA matters is recorded as a liability in our condensed consolidated financial statements as of June 30, 2008 and December 31, 2007.  See Note 2 to our condensed consolidated financial statements for additional information.
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

In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with our full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense, and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense, and/or settlement of FCPA matters, we may terminate the indemnity.

 Barracuda-Caratinga Arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the value of the indemnity regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of June 30, 2008 and December 31, 2007.   See Note 2 to our condensed consolidated financial statements for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing during the week of March 31, 2008 and took evidence and arguments under advisement.

Impairment of Oil and Gas Properties
At June 30, 2008, we had interests in oil and gas properties totaling $103 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh in which we have a 25% nonoperating interest.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
A downward trend in estimates of production volumes or prices or an upward trend in costs could result in an impairment of our oil and gas properties, which in turn could have a material and adverse effect on our results of operations.

Long-Term, Fixed-Price Contracts
Much of the world’s oil and gas reserves are controlled by national or state-owned oil companies (NOCs).  Several of the NOCs are among our top 20 customers.  Increasingly, NOCs are turning to oilfield services companies like us to provide the services, technologies, and expertise needed to develop their reserves.  Reserve estimation is a subjective process that involves estimating location and volumes based on a variety of assumptions and variables that cannot be directly measured.  As such, the NOCs may provide us with inaccurate information in relation to their reserves that may result in cost overruns, delays, and project losses.  In addition, NOCs often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues.  These types of issues may also result in similar cost overruns, losses, and contract delays.  NOCs also often require integrated, long-term, fixed-price contracts that could require us to provide integrated project management services outside our normal discrete business to act as project managers as well as service providers.  Providing services on an integrated basis may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.  For example, we generally rely on third-party subcontractors and equipment providers to assist us with the completion of our contracts.  To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.  These delays and additional costs may be substantial, and we may be required to compensate the NOCs for these delays.  This may reduce the profit to be realized or result in a loss on a project.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2008.

			Total Number of
			Shares Purchased
			as Part of Publicly
	Total Number of	Average Price	Announced Plans
Period	Shares Purchased (a)	Paid per Share	or Programs (b)
April 1-30	183,758	$44.18	–
May 1-31	5,268	$43.72	–
June 1-30	99,252	$48.96	–
Total	288,278	$45.82	–

(a)
All of the shares purchased during the three-month period ended June 30, 2008 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 89 million shares of our common stock for approximately $3.0 billion at an average price of $34.28 per share.  These numbers include the repurchases of approximately 10 million shares of our common stock for approximately $360 million at an average price of $37.26 per share during the first six months of 2008.  As of June 30, 2008, approximately $2.0 billion remained available under this program.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 21, 2008, stockholders were asked to consider and act upon:
(1)	the election of Directors for the ensuing year;
(2)	a proposal to ratify the appointment of KPMG LLP as independent accountants to examine the financial statements and books and records of Halliburton for the year 2008;
(3)	a proposal to reapprove material terms of performance goals under the 1993 Stock and Incentive Plan;
(4)	a stockholder proposal regarding a human rights policy;
(5)	a stockholder proposal regarding political contributions; and
(6)	a stockholder proposal regarding human rights board committee.

The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.

(1)	Election of Directors:

Name of Nominee	Votes For	Votes Against	Votes Abstain

Alan M. Bennett	723,883,531	8,099,364	8,131,880
James R. Boyd	727,049,749	4,968,657	8,096,369
Milton Carroll	726,971,790	5,028,041	8,114,944
Kenneth T. Derr	726,773,660	5,253,459	8,087,656
S. Malcolm Gillis	711,592,896	20,100,365	8,421,514
James T. Hackett	692,943,782	38,797,361	8,373,631
David J. Lesar	723,651,335	8,320,804	8,142,636
J. Landis Martin	725,800,221	6,186,775	8,127,778
Jay A. Precourt	726,831,163	5,164,285	8,119,326
Debra L. Reed	725,561,111	6,220,476	8,333,188

(2)	Proposal for ratification of the selection of auditors:

Number of Votes For	726,736,322
Number of Votes Against	5,785,845
Number of Votes Abstain	7,592,609

(3)	Proposal to reapprove material terms of performance goals under 1993 Stock and Incentive Plan:

Number of Votes For	709,911,093
Number of Votes Against	20,902,191
Number of Votes Abstain	9,301,491

(4)	Stockholder proposal regarding a human rights policy:

Number of Votes For	153,831,231
Number of Votes Against	355,149,135
Number of Votes Abstain	100,675,513
Number of Broker Non-Votes	130,458,897

(5)	Stockholder proposal regarding political contributions:

Number of Votes For	164,436,764
Number of Votes Against	347,853,152
Number of Votes Abstain	97,365,963
Number of Broker Non-Votes	130,458,897

(6)	Stockholder proposal regarding a human rights board committee:

Number of Votes For	34,113,322
Number of Votes Against	494,629,405
Number of Votes Abstain	80,913,153
Number of Broker Non-Votes	130,458,896

Item 5.  Other Information

a)
On July 23, 2008, we entered into a Revolving Bridge Facility Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent.  The Credit Agreement is for the purpose of refinancing our 3.125% Convertible Senior Notes due July 15, 2023, backstopping commercial paper, and general corporate purposes and expires on July 22, 2009.  The Revolving Bridge Facility Credit Agreement is attached to this report as Exhibit 10.1.

Item 6.  Exhibits

* 10.1	Revolving Bridge Facility Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

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

Date:              July 25, 2008