Form 10-Q
period 2008-09-30
HALLIBURTON CO
filed 2008-10-21
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes               No      X

As of October 13, 2008, 893,754,815 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars and shares except per share data	2008	2007	2008	2007
Revenue:
Services	$3,608	$2,951	$9,864	$8,217
Product sales	1,245	977	3,505	2,868
Total revenue	4,853	3,928	13,369	11,085
Operating costs and expenses:
Cost of services	2,670	2,111	7,423	5,908
Cost of sales	1,055	845	2,940	2,423
General and administrative	78	63	221	214
Gain on sale of assets, net	(1)	(1)	(62)	(51)
Total operating costs and expenses	3,802	3,018	10,522	8,494
Operating income	1,051	910	2,847	2,591
Interest expense	(35)	(39)	(112)	(118)
Interest income	6	26	35	100
Other, net	(697)	(1)	(700)	(6)
Income from continuing operations before
income taxes and minority interest	325	896	2,070	2,567
Provision for income taxes	(343)	(152)	(869)	(695)
Minority interest in net income of subsidiaries	(3)	(18)	(16)	(22)
Income (loss) from continuing operations	(21)	726	1,185	1,850
Income (loss) from discontinued operations, net of income
tax (provision) benefit of $(1), $0, $(1), and $11	–	1	(115)	959
Net income (loss)	$(21)	$727	$1,070	$2,809
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.83	$1.36	$2.00
Income (loss) from discontinued operations, net	–	–	(0.13)	1.04
Net income (loss) per share	$(0.02)	$0.83	$1.23	$3.04
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.79	$1.30	$1.93
Income (loss) from discontinued operations, net	–	–	(0.12)	0.99
Net income (loss) per share	$(0.02)	$0.79	$1.18	$2.92

Cash dividends per share	$0.09	$0.09	$0.27	$0.255
Basic weighted average common shares outstanding	876	880	873	925
Diluted weighted average common shares outstanding	876	917	909	961
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Millions of dollars and shares except per share data	2008	2007
Assets
Current assets:
Cash and equivalents	$973	$1,847
Receivables (less allowance for bad debts of $51 and $49)	3,858	3,093
Inventories	1,824	1,459
Current deferred income taxes	245	376
Investments in marketable securities	–	388
Other current assets	467	410
Total current assets	7,367	7,573
Property, plant, and equipment, net of accumulated depreciation of $4,431 and $4,126	4,438	3,630
Goodwill	1,004	790
Noncurrent deferred income taxes	90	348
Other assets	947	794
Total assets	$13,846	$13,135
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$964	$768
Employee compensation and benefits	607	575
Deferred revenue	202	209
Current maturities of long-term debt	183	159
Income tax payable	52	209
Other current liabilities	523	491
Total current liabilities	2,531	2,411
Long-term debt	2,588	2,627
Employee compensation and benefits	406	403
Other liabilities	834	734
Total liabilities	6,359	6,175
Minority interest in consolidated subsidiaries	60	94
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,067
and 1,063 shares	2,666	2,657
Paid-in capital in excess of par value	1,121	1,741
Accumulated other comprehensive loss	(100)	(104)
Retained earnings	9,025	8,202
	12,712	12,496
Less 173 and 183 shares of treasury stock, at cost	5,285	5,630
Total shareholders’ equity	7,427	6,866
Total liabilities and shareholders’ equity	$13,846	$13,135
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$1,070	$2,809
Adjustments to reconcile net income to net cash from operations:
Loss on extinguishment of debt	693	–
Depreciation, depletion, and amortization	535	417
Provision (benefit) for deferred income taxes	268	(82)
(Income) loss from discontinued operations	115	(959)
Discontinued operations	(115)	–
Gain on sale of assets, net	(62)	(51)
Impairment of assets	23	–
Other changes:
Receivables	(628)	(318)
Inventories	(365)	(320)
Accounts payable	204	109
Other	(91)	128
Cash flows from discontinued operations	–	31
Total cash flows from operating activities	1,647	1,764
Cash flows from investing activities:
Capital expenditures	(1,305)	(1,064)
Acquisitions of assets, net of cash acquired	(408)	(447)
Sales (purchases) of short-term investments in marketable securities, net	388	(1,113)
Sales of property, plant, and equipment	127	124
Other investing activities	(31)	34
Cash flows from discontinued operations	–	(1,474)
Total cash flows from investing activities	(1,229)	(3,940)
Cash flows from financing activities:
Payments on long-term borrowings	(1,896)	(3)
Proceeds from long-term borrowings, net of offering costs	1,189	–
Payments to reacquire common stock	(504)	(1,303)
Payments of dividends to shareholders	(239)	(235)
Proceeds from exercises of stock options	118	92
Other financing activities	47	16
Cash flows from discontinued operations	–	(18)
Total cash flows from financing activities	(1,285)	(1,451)
Effect of exchange rate changes on cash	(7)	(17)
Decrease in cash and equivalents	(874)	(3,644)
Cash and equivalents at beginning of period, including $0 and $1,461 related to
discontinued operations	1,847	4,379
Cash and equivalents at end of period	$973	$735
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$117	$118
Income taxes from continuing operations	$738	$689
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2008, the results of our operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2008 may not be indicative of results for the full year.

Note 2.  KBR Separation
On April 5, 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging the 135.6 million shares of KBR common stock owned by us on that date for 85.3 million shares of our common stock.  In the second quarter of 2007, we recorded a gain on the disposition of KBR of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR as described below, which was included in “Income (loss) from discontinued operations, net of income tax” on the condensed consolidated statement of operations.  During the second quarter of 2008, adjustments of $117 million, net of tax, to our estimated liability for indemnities and guarantees were reflected as a loss in “Income (loss) from discontinued operations, net of income tax.”
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and our responsibility for liabilities unrelated to KBR’s business.  We provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:

-	fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by a consortium of engineering firms comprised of Technip SA of France, Snamprogetti Netherlands B.V., JGC Corporation of Japan, and Kellogg Brown & Root LLC (TSKJ) of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and
-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  See Note 8 for further discussion of these matters.

Additionally, we provide indemnities, performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders under project contract, credit agreements, letters of credit, and other KBR credit instruments.  These indemnities and guarantees will continue until they expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations there under; (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer; or (3) the expiration of the credit agreements.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with:  (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR project contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR project contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR is compensating us for these guarantees.  We have also provided a limited indemnity, with respect to FCPA and anti-trust governmental and third-party claims, to the lender parties under KBR’s revolving credit agreement expiring in December 2010.  KBR has agreed to indemnify us, other than for the FCPA and Barracuda-Caratinga bolts matter, if we are required to perform under any of the indemnities or guarantees related to KBR’s revolving credit agreement, letters of credit, surety bonds, or performance guarantees described above.
During the second quarter of 2007, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit. As noted previously, during the second quarter of 2008, we recorded $117 million, net of tax, in adjustments to our estimated liability for indemnities and guarantees as a loss from discontinued operations to reflect our most recent assumptions regarding the resolution of the FCPA investigations and Barracuda-Caratinga bolt matter.  These indemnities and guarantees are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $342 million at September 30, 2008.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.

Note 3.  Acquisitions and Dispositions
In July 2008, we acquired the remaining 49% equity interest in WellDynamics B.V. (WellDynamics) from Shell Technology Ventures Fund 1 B.V. (STV Fund) resulting in our 100% ownership of WellDynamics.  WellDynamics is a provider of intelligent well completion technology and its results of operations are included in our Completion and Production segment.
In March 2008, we completed the sale of a joint venture interest to our joint venture partner.  As a result of the transaction, we recorded a gain of $35 million during the first quarter of 2008.  We accounted for our interest in the joint venture using the cost method in our Completion and Production segment.
In July 2007, we acquired the entire share capital of PSL Energy Services Limited (PSLES), a leading eastern hemisphere provider of process, pipeline, and well intervention services.  PSLES has operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia Pacific.  We paid $333 million for PSLES, consisting of $329 million in cash and $4 million in debt assumed.  We recorded goodwill of $156 million and intangible assets of $61 million.  Beginning in August 2007, PSLES’s results of operations are included in our Completion and Production segment.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2008	2007	2008	2007
Revenue:
Completion and Production	$2,664	$2,187	$7,292	$6,097
Drilling and Evaluation	2,189	1,741	6,077	4,988
Total revenue	$4,853	$3,928	$13,369	$11,085

Operating income:
Completion and Production	$660	$596	$1,750	$1,628
Drilling and Evaluation	472	372	1,336	1,082
Total operations	1,132	968	3,086	2,710
Corporate and other	(81)	(58)	(239)	(119)
Total operating income	$1,051	$910	$2,847	$2,591

As of September 30, 2008, 34% of our gross trade receivables were from customers in the United States.  As of December 31, 2007, 35% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 5.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $96 million at September 30, 2008 and $71 million at December 31, 2007.  If the average cost method was used, total inventories would have been $30 million higher than reported at September 30, 2008 and $25 million higher than reported at December 31, 2007.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2008	2007
Finished products and parts	$1,302	$1,042
Raw materials and supplies	445	325
Work in process	77	92
Total	$1,824	$1,459

Finished products and parts are reported net of obsolescence reserves of $75 million at September 30, 2008 and $65 million at December 31, 2007.

Note 6.  Debt
Our 3.125% convertible senior notes due July 2023 became redeemable at our option on July 15, 2008.  On July 30, 2008, we gave notice of redemption on the convertible notes.  In lieu of redemption, the holders of the convertible notes could convert each $1,000 principal amount of convertible notes into 53.4069 shares of our common stock.  Substantially all of the holders timely elected to convert during the third quarter of 2008.  Upon conversion, we settled the principal amount of our convertible notes in cash and the premium on the notes with a combination of $693 million in cash and approximately $840 million, or 20 million shares, of our treasury stock.  The settlement of the principal amount was funded with the proceeds from the issuance of senior notes, as described below.  We recorded a non-tax deductible loss of $693 million in the third quarter of 2008, in “Other, net” on our condensed consolidated statement of operations, related to the portion of the premium settled in cash.
In September 2008, we issued $800 million aggregate principal amount of senior notes due 2038 bearing interest at a fixed rate of 6.7% and $400 million aggregate principal amount of senior notes due 2018 bearing interest at a fixed rate of 5.9%.  We may redeem some of the notes of each series from time to time or all of the notes of each series at any time at the redemption prices, plus accrued and unpaid interest.  The notes are general, senior unsecured indebtedness and rank equally with all of our existing and future senior unsecured indebtedness.
On September 25, 2008, we terminated the $2.5 billion, 364-day revolving credit facility established in July 2008 to provide short-term bridge financing to pay for the settlement of the convertible notes.
On October 10, 2008, we entered into an unsecured, six-month revolving credit facility, with current commitments of $400 million, to give us additional liquidity and for other general corporate purposes. We are able to draw on the facility once we have used all of our existing $1.2 billion, five-year revolving credit facility.

Note 7.  Comprehensive Income (Loss)
The components of comprehensive income (loss) included the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2008	2007	2008	2007
Net income (loss)	$(21)	$727	$1,070	$2,809

Cumulative translation adjustments	1	–	2	–
Realization of gains included in net income	–	–	–	(24)
Net cumulative translation adjustment	1	–	2	(24)

Realized defined benefit and other
postretirement plans adjustments, net	1	–	4	282
Net unrealized gains (losses) on
investments	(1)	–	(2)	1
Total comprehensive income (loss)	$(20)	$727	$1,074	$3,068

Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$(59)	$(61)
Defined benefit and other postretirement liability adjustments	(41)	(45)
Unrealized gains on investments and derivatives	–	2
Total accumulated other comprehensive loss	$(100)	$(104)

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
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and Kellogg Brown & Root Inc., both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees, and we understand KBR is making its employees, available to the SEC and the DOJ for interviews.  In addition, the SEC has issued subpoenas to certain of our and Kellogg Brown & Root Inc.’s current or former executive officers or employees, and to others including at least one subcontractor of Kellogg Brown & Root Inc.  We further understand that the DOJ has made requests for information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  The government has confirmed that it has evidence of such payments.
In June 2004, all relationships with A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root, Inc., and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In September 2008, Mr. Stanley pleaded guilty to conspiring to violate the FCPA, admitting that he participated in a scheme to bribe Nigerian government officials and that payments were made by agents of TSKJ to Nigerian officials in connection with the Bonny Island project.  He also pleaded guilty to conspiracy to commit mail and wire fraud in causing a Kellogg Brown & Root Inc. consultant to pay kickbacks to Stanley in connection with the Bonny Island and other liquefied natural gas projects of Kellogg Brown & Root Inc.  Under the plea agreement, Stanley will serve a maximum of 84 months' imprisonment (subject to reduction for future cooperation) and pay restitution of approximately $11 million.  In a related action, the SEC charged Stanley with violating the anti-bribery provisions of the FCPA and knowingly falsifying books and records to falsely reflect payments to these agents of TSKJ as legitimate business expenses and knowingly circumventing internal accounting controls.  Without admitting or denying the allegations in the complaint, Stanley has consented to the entry of a final judgment that permanently enjoins him from violating the anti-bribery, record-keeping, and internal control provisions of the Securities Exchange Act of 1934. Stanley also has agreed to cooperate with the SEC's and the DOJ's ongoing investigations.
The government has also advised Halliburton and KBR that it has evidence of payments to Nigerian officials by another agent in connection with a separate Kellogg Brown & Root Inc.-managed project in Nigeria called the Shell EA project and possibly evidence of payments in connection with other projects in Nigeria, potentially including energy services projects.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (the operations of which are now conducted by a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We have reviewed a number of documents related to Kellogg Brown & Root Inc.’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to Kellogg Brown & Root Inc. or Kellogg Brown & Root LLC.
In 2006 and 2007, we or KBR suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for Kellogg Brown & Root Inc. or Kellogg Brown & Root LLC outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when we and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $2 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has indicated that it believes documents concerning this immigration service provider may have been responsive to earlier subpoenas.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.
We and KBR have and are currently engaged in discussions with the SEC and the DOJ regarding a settlement of these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, the timing of any such settlement or that the terms of any settlement would not have a material adverse effect on us.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  Depending on the underlying assumptions used, calculations of the amount of gross pecuniary gain from the Bonny Island project could range from a loss to a gain in excess of $300 million.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  The government has expressed concern regarding the level of our cooperation.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of September 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to us directly.  Therefore, we have not recorded any amounts as it relates to us directly, other than for the indemnities provided to KBR, in connection with these matters in our condensed consolidated financial statements.  We provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  As noted previously, our estimation of the indemnity obligation regarding FCPA matters is recorded as a liability in our condensed consolidated financial statements as of September 30, 2008 and December 31, 2007.  See Note 2 for additional information.
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
Bidding practices investigation
In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information was uncovered suggesting that, possibly beginning as early as the mid-1980s, Mr. Stanley and other former Kellogg Brown & Root Inc. employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects.  Halliburton’s indemnity to KBR does not extend to liabilities for governmental fines or third party claims arising out of these activities.  In September 2008, the DOJ informed Halliburton and KBR that Mr. Stanley admitted to bid-rigging, claimed that others knew about it, and stated that the DOJ feels it has a viable wire fraud case based on bid-rigging.
As of September 30, 2008, we had not accrued any amounts related to this matter because we believe that a loss is not probable.  An estimate of possible loss or range of loss related to this matter cannot be made.
Barracuda-Caratinga arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of September 30, 2008 and December 31, 2007.  See Note 2 for additional information regarding the KBR indemnification.
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
In June 2003, the lead plaintiffs filed a motion for leave to file a second amended consolidated complaint, which was granted by the court.  In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint included claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and on September 29, 2008, the court informed the parties that the motion for class certification was denied and that a formal order and opinion would be issued by November 3, 2008.  After the order is issued, AMSF may seek permission to appeal.  The case is set for trial in July 2009.
As of September 30, 2008, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At September 30, 2008, we had not recorded any liability associated with these indemnifications.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $64 million as of September 30, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 8 federal and state superfund sites for which we have established a liability.  As of September 30, 2008, those 8 sites accounted for approximately $11 million of our total $64 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of September 30, 2008, including approximately $900 million that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 9.  Income Taxes
Our effective income tax rates were 106% and 42% for the three and nine months ended September 30, 2008 and 17% and 27% for the three and nine months ended September 30, 2007.  The increase in the effective tax rate from 2007 to 2008 was primarily related to our inability to recognize a benefit in the third quarter of 2008 for a $693 million loss on the settlement of our convertible debt, as United States tax law generally prohibits a company from recognizing a tax deduction for a repurchase premium paid to retire debt that is convertible into the stock of the issuing company.  In addition, the third quarter of 2007 included a $133 million favorable income tax impact from the ability to recognize foreign tax credits previously estimated not to be fully utilizable.
As of September 30, 2008, our unrecognized tax benefits decreased $70 million from our December 31, 2007 balance to $318 million.  The decrease was primarily related to our review of foreign tax documentation that indicated we would be unable to benefit certain United States foreign tax credits.

Note 10.  Income (Loss) per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  For the three months ended September 30, 2008, we have used the basic weighted average shares in the calculation as the effect of the common stock equivalents would be antidilutive based upon the net loss from continuing operations.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
Millions of shares	2008		2007	2008	2007
Basic weighted average common shares outstanding	876		880	873	925
Dilutive effect of:
Convertible senior notes premium	–	(a)	30	30	28
Stock options	–	(b)	6	4	6
Restricted stock	–	(c)	1	2	2
Diluted weighted average common shares outstanding	876		917	909	961
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	21 million shares for convertible senior notes.
(b)	4 million shares due to the third quarter 2008 loss from continuing operations and 2 million shares due to the option exercise price being greater than the average market value for stock options.
(c)	2 million shares for restricted stock.

Excluded from the computation of diluted income (loss) per share are options to purchase two million shares of common stock that were outstanding during the nine months ended September 30, 2008 and four million shares during both the three and nine months ended September 30, 2007.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR, Inc. common stock we owned.

Note 11.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2008 and September 30, 2007 were as follows:

	Three Months Ended September 30
	2008		2007
Millions of dollars	United States	International	United States	International
Service cost	$–	$7	$–	$6
Interest cost	2	13	2	11
Expected return on plan assets	(2)	(11)	(2)	(10)
Settlements/curtailments	–	(6)	1	–
Amortization of unrecognized loss	1	1	2	3
Net periodic benefit cost	$1	$4	$3	$10

	Nine Months Ended September 30
	2008		2007
Millions of dollars	United States	International	United States	International
Service cost	$–	$20	$–	$18
Interest cost	5	39	5	32
Expected return on plan assets	(6)	(34)	(5)	(28)
Settlements/curtailments	–	(6)	1	(1)
Amortization of unrecognized loss	3	4	5	7
Net periodic benefit cost	$2	$23	$6	$28

We currently expect to contribute approximately $30 million to our international pension plans in 2008.  During the nine months ended September 30, 2008, we contributed $27 million to our international pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.
The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2008	2007	2008	2007
Service cost	$–	$1	$–	$1
Interest cost	1	2	4	6
Amortization of unrecognized gain	(1)	–	(4)	–
Net periodic benefit cost	$–	$3	$–	$7

Note 12.  Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  The program may be used for open market share purchases.  From the inception of this program, we have repurchased approximately 92 million shares of our common stock for approximately $3.2 billion at an average price of $34.30 per share.  These amounts include the repurchases of approximately 13 million shares of our common stock for approximately $481 million at an average price of $36.61 per share during the first nine months of 2008.  As of September 30, 2008, approximately $1.8 billion remained available under this program.

Note 13.  New Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  We will adopt the provisions of FSP EITF 03-6-1 on January 1, 2009, which will require us to recast prior periods’ basic and diluted earnings per share to include outstanding unvested restricted common shares in the weighted average shares outstanding calculation.  We estimate that, had we calculated earnings per share under these new provisions during the nine months ended September 30, 2008, basic income per share would have decreased by approximately $0.01 for both continuing operations and net income per share and diluted income per share would have decreased by approximately $0.01 for net income per share.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt the provisions of FSP APB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will recast our consolidated financial statements for prior periods.
In applying this FSP, we estimate approximately $60 million of the carrying value of the convertible notes to be reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount will be accreted to interest expense over the five-year term of the notes.  Accordingly, approximately $13 million of additional non-cash (pre tax) interest expense, or $0.01 per (after tax) diluted share, will be recorded in 2006 and 2007 and approximately $7 million of additional non-cash (pre tax) interest expense, or $0.01 per (after tax) diluted share, will be recorded in 2008.  Furthermore, under this FSP, the $693 million loss to settle our convertible debt in the third quarter of 2008 will be reclassified to additional paid-in capital.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect will have a material impact on the disclosures in our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

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

The business operations of our segments are organized around four primary geographic regions:  North America, Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Continental Europe, Malaysia, Mexico, Brazil, and Singapore.  With more than 55,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first nine months of 2008, we produced revenue of $13.4 billion and operating income of $2.8 billion, reflecting an operating margin of 21%.  Revenue increased $2.3 billion or 21% over the first nine months of 2007, while operating income improved $256 million or 10% over the first nine months of 2007.  Consistent with our initiative to grow our non-North America operations, we experienced 25% revenue growth and 22% operating income growth outside of North America in the first nine months of 2008 compared to the first nine months of 2007.  Revenue from our Latin America region increased 34% to $1.8 billion, and operating income increased 47% to $369 million in the first nine months of 2008 compared to the first nine months of 2007.  Our Middle East/Asia and Europe/Africa/CIS regions also returned revenue growth in excess of 20% in the first nine months of 2008 compared to the first nine months of 2007.
Business outlook
The long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets and the likelihood of a global decrease in hydrocarbon demand.  We believe that any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.

During 2007, the North America region experienced challenging market conditions as a result of downward pressure on the pricing of our services, as well as reduced activity in Canada.  During the first six months of 2008, operating margins in the region continued to decline from prior period levels, primarily as a result of lower effective pricing for our United States fracturing services and cost inflation for fuel and other materials used in our operations.  However, as of the third quarter of 2008, prices have stabilized and margins have improved due to increased activity in the United States, recovery in Canada from its seasonal decline, and the positive impacts of fuel surcharges that we negotiated with many of our customers earlier in the year.  In addition, we continue to see revenue growth from our customers' development of more complex reservoirs that benefit from our differentiated technologies.  Recently, a drop in natural gas prices is creating some uncertainty on future activity levels and has caused some of our customers to adjust the level of their future capital expenditures.  However, we believe we may have opportunities to grow our market share in this environment, as our customers’ capital expenditure cuts appear to be directed primarily toward conventional and shallower drilling activity; preserving the focus on unconventional plays where we generally have a stronger position.  These more complex, unconventional developments, as noted above, represent the majority of our business.  Our strategy of deploying our equipment and services to our larger customers, who normally have longer-term drilling plans and are involved in the more complex developments, should mitigate the effect of short-term fluctuations in commodity prices.  In addition, access to capital, with the recent volatility in the credit market, may constrain the growth of industry capacity.  We believe that the inability of some service providers to raise capital could lead to a tightening of supply and this, along with the continued shift to more complex, service-intensive developments, may create the opportunity for us to compete effectively for additional market share.
Outside of North America, our international business has not yet experienced any significant impact from the weakening of commodity prices.  If a slowdown occurs, history indicates that the effects may be more muted compared to that of North America.  While macroeconomic uncertainties could cloud our view, we still believe that growth will continue in 2009.  It is likely we may experience delay or curtailing of some new projects, notably new heavy oil and potentially some gas-to-liquids projects.  We are monitoring the activities of our customers and are ready to react to any changes in customer spending.  In addition, as noted above, the trend toward exploration and exploitation of more complex reservoirs bodes well for the mix of our product line offerings and degree of service intensity on a per rig basis.  Therefore, we have been investing and will continue to invest in technology and appropriate levels of capital and infrastructure predominantly outside of North America, consistent with our initiative to grow our operations in that part of the world and balance our geographic portfolio.  As our customers award larger tranches of work, pricing competition in the international arena has intensified.  However, we are working to partially offset this price competition by value created through the introduction of new technologies, consistency of execution, and fixed cost leverage.  In addition, we believe our Latin America region should continue to experience the highest growth rate of all our regions, driven by contract awards in Mexico and higher activity in Brazil and Colombia.
In 2008, we are focusing on:
-	maintaining optimal utilization of our equipment and resources;
-	managing pricing, particularly in our North America operations;
-	hiring and training additional personnel to meet the need for our services;
-	continuing the globalization of our manufacturing and supply chain processes;
-	balancing our United States operations by capitalizing on the trend toward horizontal drilling;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we opened one international research and development center with global technology and training missions in 2007, one in the first quarter of 2008, and another in the third quarter of 2008;

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
-
in October 2008, we acquired the assets of Pinnacle Technologies, Inc. (Pinnacle), including the Pinnacle brand from CARBO Ceramics Inc.  Pinnacle is a provider of microseismic fracture mapping services and tiltmeter mapping services;

-
in July 2008, we acquired the remaining 49% equity interest in WellDynamics B.V. (WellDynamics) from Shell Technology Ventures Fund 1 B.V (STV Fund).  We now own 100% of WellDynamics, a provider of intelligent well completion technology;

-	in June 2008, we acquired all the intellectual property and assets of Protech Centerform. Protech Centerform is a provider of casing centralization service; and
-
in May 2008, we acquired all intellectual property, assets, and existing business of Knowledge Systems Inc. (KSI).  KSI is a leading provider of combined geopressure and geomechanical analysis software and services;

-
directing our capital spending primarily toward non-North America operations for service equipment additions and infrastructure.  During the third quarter of 2008, we lowered our capital spending forecast marginally due to the temporary cessation of manufacturing in our Houston-area plants because of the hurricane.  However, we continue to provide for equipment placements on offshore rigs and to meet the growing demand of our customers in the emerging shale plays in North America.  Capital spending for 2008 is expected to be approximately $1.8 billion to $1.9 billion.

Our operating performance is described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity and capital resources
In October 2008, the equity, credit, and commodity markets saw unprecedented volatility.  While this created certain additional risks for our business, we have invested our cash balances conservatively, reduced our leverage, and secured sufficient short-term credit capacity to help mitigate any negative impact on our operations.  During the third quarter of 2008, we issued an aggregate amount of $1.2 billion in senior notes and settled the principal and conversion premium on our 3.125% convertible senior notes.  For additional information, see “Liquidity and Capital Resources”, “Risk Factors”, Note 6 to our condensed consolidated financial statements, and “Business Environment and Results of Operations.”
Foreign Corrupt Practices Act (FCPA) investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  See Note 8 to our condensed consolidated financial statements and “Risk Factors” for further information.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2008 with cash and equivalents of $973 million compared to $1.8 billion at December 31, 2007.

Significant sources of cash
Cash flows from operating activities contributed $1.6 billion to cash in the first nine months of 2008.  Growth in revenue and operating income in the first nine months of 2008 compared to the first nine months of 2007 is attributable to higher customer demand and increased service intensity due to a trend toward exploration and exploitation of more complex reservoirs.
In September 2008, we issued senior notes due 2038 totaling $800 million and senior notes due 2018 totaling $400 million, which were used to pay the principal amount of our 3.125% convertible senior notes.
Early in 2008, we sold approximately $388 million of marketable securities, consisting of auction-rate securities and variable-rate demand notes.
Further available sources of cash.  We have an unsecured $1.2 billion five-year revolving credit facility to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of September 30, 2008.
On September 25, 2008 we terminated the $2.5 billion, 364-day revolving credit facility agreement, which we entered into in July 2008 to provide short-term financing to pay for the settlement of the convertible notes.  On October 10, 2008, we entered into an unsecured, six-month revolving credit facility, with current commitments of $400 million, in order to give us additional liquidity and for other general corporate purposes.
Significant uses of cash
Our 3.125% convertible senior notes due July 2023 became redeemable at our option on July 15, 2008.  On July 30, 2008, we gave notice of redemption on the convertible notes.  In lieu of redemption, the holders of the convertible notes could convert each $1,000 principal amount of convertible notes into 53.4069 shares of our common stock.  Substantially all of the holders timely elected to convert during the third quarter of 2008.  Upon conversion, we settled the principal amount of our convertible notes in cash and the premium on our notes with a combination of $693 million in cash and approximately $840 million, or 20 million shares, of our treasury stock.
Capital expenditures were $1.3 billion in the first nine months of 2008, with increased focus toward building infrastructure and adding service equipment in support of our expanding operations outside of North America.  Capital expenditures were predominantly made in the drilling services, production enhancement, cementing, and wireline and perforating product service lines.
During the first nine months of 2008, we repurchased approximately 13 million shares of our common stock under our share repurchase program at a cost of approximately $481 million at an average price of $36.61 per share.
We paid $239 million in dividends to our shareholders in the first nine months of 2008.
Future uses of cash.  We have approximately $1.8 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.  However, at the present time, we are not repurchasing additional shares in order to maintain our liquidity.
We will repay $150 million of medium term notes, which will mature in December 2008.
Capital spending for 2008 is expected to be approximately $1.8 billion to $1.9 billion.  The capital expenditures plan for 2008 is primarily directed toward our drilling services, production enhancement, cementing, and wireline and perforating product service lines.  We are currently exploring opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million in the fourth quarter of 2008.
While the timing is not necessarily under our control, any potential settlements entered into with the SEC or DOJ related to the Foreign Corrupt Practices Act investigations may lead to cash payments relating to the indemnity provided to KBR and for any matters deemed to relate to us directly.  See Notes 2 and 8 to our condensed consolidated financial statements for more information.

Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.3 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of September 30, 2008, including approximately $900 million that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market.  In recent years, we have reduced our leverage and improved our liquidity by focusing on debt reduction and improvement to our credit profile.  Our debt maturities extend over a long period of time.  We have no financial covenants or material adverse change provisions in our bank agreements, and we are working to continue to improve our short-term credit capacity.  For example, we recently entered into an additional revolving credit facility, as discussed above, providing us with a total of $1.6 billion of committed bank credit to support our operations.  These revolving credit facilities also support any commercial paper we may issue in the future.  Currently, there are no borrowings under these revolving credit facilities.
In addition, we conservatively manage our cash investments by investing principally in United States Treasury securities and repurchase agreements collateralized by United States Treasury securities.
Credit ratings.  Our conservatively-managed balance sheet is evidenced by the strong credit ratings assigned to us by the rating agencies.  Credit ratings for our long-term debt remain A2 with Moody’s Investors Service and A with Standard & Poor’s.  The credit ratings on our short-term debt remain P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir:  from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first nine months of 2008, based upon the location of the services provided and products sold, 43% of our consolidated revenue was from the United States.  In the first nine months of 2007, 45% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange control problems, economic recessions, and highly inflationary currencies.  We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to our consolidated results of operations.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2008	2007	2007
West Texas Intermediate	$117.88	$75.16	$71.91
United Kingdom Brent	114.83	74.62	72.21

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$9.09	$6.00	$6.97

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Land vs. Offshore	2008	2007	2008	2007
United States:
Land	1,910	1,716	1,807	1,682
Offshore	68	72	64	78
Total	1,978	1,788	1,871	1,760
Canada:
Land	431	346	369	337
Offshore	1	2	1	3
Total	432	348	370	340
International (excluding Canada):
Land	796	733	778	714
Offshore	299	287	297	287
Total	1,095	1,020	1,075	1,001
Worldwide total	3,505	3,156	3,316	3,101
Land total	3,137	2,795	2,954	2,733
Offshore total	368	361	362	368

	Three Months Ended		Nine Months Ended
	September 30		September 30
Oil vs. Natural Gas	2008	2007	2008	2007
United States:
Oil	398	298	367	285
Natural Gas	1,580	1,490	1,504	1,475
Total	1,978	1,788	1,871	1,760
Canada:
Oil	177	122	158	127
Natural Gas	255	226	212	213
Total	432	348	370	340
International (excluding Canada):
Oil	849	798	831	780
Natural Gas	246	222	244	221
Total	1,095	1,020	1,075	1,001
Worldwide total	3,505	3,156	3,316	3,101
Oil total	1,424	1,218	1,356	1,192
Natural Gas total	2,081	1,938	1,960	1,909

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Lower oil and natural gas prices usually translate into lower exploration and production budgets.  The opposite is true for higher oil and natural gas prices.

WTI oil spot prices averaged $72 per barrel in 2007 and are expected to average $112 per barrel in 2008, according to the Energy Information Administration (EIA).  However, the current slowdown in economic growth and the more recent financial markets crisis have contributed to a sharp decline from record crude oil prices in July of approximately $145 per barrel to approximately $74 per barrel as of October 20, 2008.  Despite the recent market volatility, decline in crude oil prices, and reduction in some of our customers’ capital spending, we believe that any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
According to the International Energy Agency’s (IEA) October 2008 “Oil Market Report,” the outlook for world oil demand is still positive, but has been lowered for both 2008 and 2009 from earlier 2008 estimates, with Asia, the Middle East, and Latin America accounting for nearly all of the expected demand growth in 2008.  The IEA forecasts world petroleum demand in 2008 to increase 1% over 2007.
North America operations.  Volatility in natural gas prices can impact our customers' drilling and production activities, particularly in North America.  During 2007, we experienced a significant decline in activity from 2006 levels in our North America operations, especially in Canada.  This decline caused us to move equipment and personnel from Canada to other areas in 2007.  Canada has now recovered from its decline, and we expect some increase in activity throughout the remainder of 2008 from 2007 levels.  Natural gas prices have fallen from the levels seen during early parts of the summer, but are above levels seen in 2006.  The announced reduction in some of our customers’ capital spending could result in a decline in rig counts below those previously anticipated.  However, we believe we may have opportunities to grow our market share in this environment as our customers’ capital expenditure cuts appear to be directed primarily toward conventional and shallower drilling activity; preserving the focus on unconventional plays where we generally have a stronger position.  The services we provide to our customers related to these more complex, unconventional developments represent the majority of our business.  Our strategy of deploying our equipment and services to our larger customers, who normally have longer-term drilling plans and are involved in the more complex developments, should mitigate the effect of short-term fluctuations in commodity prices.  In addition, access to capital, with the recent volatility in the credit market, may constrain growth of industry capacity.  We believe that the inability of some service providers to raise capital could lead to a tightening of supply and this, along with the continued shift to more complex, service-intensive developments, may create the opportunity for us to compete effectively for additional market share.  In early October 2008, the EIA noted that the Henry Hub spot price averaged $7.17 per thousand cubic feet (mcf) in 2007, is projected to average $9.67 per mcf in 2008, and then is expected to decrease to an average of $8.17 per mcf in 2009.
We experienced increased pricing pressure from our customers in the North American market in 2007 and in the first quarter of 2008, particularly in Canada and in our United States well stimulation operations.  However, more recently, prices and margins have stabilized.  In addition, we have seen a positive impact in the third quarter of 2008 from fuel surcharges we negotiated with many of our customers earlier in the year.  As noted above, we also continue to see a shift in our customers’ drilling plans to more unconventional drilling activity, such as emerging shale plays, that favors our differentiated technologies.
Focus on international growth.  Consistent with our strategy to grow our operations outside of North America, we expect to continue to invest capital and increase manufacturing capacity to bring new tools online to serve the need for our services.  While macroeconomic uncertainties could cloud our view, we still believe that growth will continue in 2009.  It is likely we may experience delay or curtailing of some new projects, notably new heavy oil and potentially some gas-to-liquids projects.  If a slowdown occurs, history indicates that the effects may be more muted compared to that of North America.  In spite of the recent fall in commodity prices, we remain committed to investing in technology and appropriate levels of capital and infrastructure to ensure we align ourselves with the industry’s long-term growth trajectory.

As our customers award larger tranches of work, pricing competition in the international arena has intensified.  However, we are working to partially offset this price competition by introduction of new technologies, consistency of execution, and fixed cost leverage.  Following is a brief discussion of some of our current initiatives:
-
in order to continue to supply our customers with leading-edge services and products, we have increased our technology spending and are making our research and development efforts more geographically diverse.  To that end, we opened a technology center in India in 2007 and in Singapore in the first quarter of 2008 and a research and development laboratory in Norway in the third quarter of 2008;

-
we have expanded our manufacturing capability and capacity to meet the need for our services and products and to support our growth.  In 2007 and 2008, we opened four new regional manufacturing facilities in Asia and Latin America.  These new centers will enable us to be more responsive to our international customers while, building regional supply networks that support local economies;

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

-
in October 2008, we acquired the assets of Pinnacle, including the Pinnacle brand from CARBO Ceramics Inc.  Pinnacle is a leading provider of microseismic fracture mapping services and tiltmeter mapping services;

-	in July 2008, we acquired the remaining 49% equity interest of WellDynamics from STV Fund. We now own 100% of WellDynamics, a provider of intelligent well completion technology;
-
in June 2008, we acquired all the intellectual property and assets of Protech Centerform in Houston, Ravenna, Italy, and Aberdeen, Scotland.  Protech Centerform is a provider of casing centralization service;

-	in May 2008, we acquired all intellectual property, assets, and existing business of KSI, a leading provider of combined geopressure and geomechanical analysis software and services; and
Recent contract wins positioning us to grow our international operations over the coming years include:
-	a contract to manage the drilling and completion of 58 onshore wells in the southern region of Mexico;
-	a contract to perform workover and sidetrack services in the United Kingdom;
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

-	a three-year contract to provide a range of completion equipment for onshore oil and gas wells in Abu Dhabi.

RESULTS OF OPERATIONS IN 2008 COMPARED TO 2007

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

	Three Months Ended
REVENUE:	September 30			Percentage
Millions of dollars	2008	2007	Increase	Change
Completion and Production	$2,664	$2,187	$477	22%
Drilling and Evaluation	2,189	1,741	448	26
Total revenue	$4,853	$3,928	$925	24%

By geographic region:
Completion and Production:
North America	$1,462	$1,227	$235	19%
Latin America	300	193	107	55
Europe/Africa/CIS	554	439	115	26
Middle East/Asia	348	328	20	6
Total	2,664	2,187	477	22
Drilling and Evaluation:
North America	784	620	164	26
Latin America	347	263	84	32
Europe/Africa/CIS	578	493	85	17
Middle East/Asia	480	365	115	32
Total	2,189	1,741	448	26
Total revenue by region:
North America	2,246	1,847	399	22
Latin America	647	456	191	42
Europe/Africa/CIS	1,132	932	200	21
Middle East/Asia	828	693	135	19

	Three Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2008	2007	(Decrease)	Change
Completion and Production	$660	$596	$64	11%
Drilling and Evaluation	472	372	100	27
Corporate and other	(81)	(58)	(23)	(40)
Total operating income	$1,051	$910	$141	15%

By geographic region:
Completion and Production:
North America	$398	$387	$11	3%
Latin America	73	34	39	115
Europe/Africa/CIS	106	92	14	15
Middle East/Asia	83	83	—	—
Total	660	596	64	11
Drilling and Evaluation:
North America	171	110	61	55
Latin America	61	48	13	27
Europe/Africa/CIS	99	115	(16)	(14)
Middle East/Asia	141	99	42	42
Total	472	372	100	27
Total operating income by region
(excluding Corporate and other):
North America	569	497	72	14
Latin America	134	82	52	63
Europe/Africa/CIS	205	207	(2)	(1)
Middle East/Asia	224	182	42	23

The increase in consolidated revenue in the third quarter of 2008 compared to the third quarter of 2007 was attributable to higher worldwide activity, particularly in the United States, Europe, and Latin America.  Approximately $74 million in revenue was lost during the third quarter of 2008 due to Gulf of Mexico hurricanes.  International revenue was 57% of consolidated revenue in the third quarter of 2008 and 56% of consolidated revenue in the third quarter of 2007.
The increase in consolidated operating income was primarily driven by a 63% increase in Latin America.  In addition, improved demand from increased rig activity and improved pricing and asset utilization in the United States, Canada, and the Middle East contributed to the increase.  The hurricanes in the Gulf of Mexico negatively impacted operating income by approximately $52 million in the third quarter of 2008.  Operating income in the third quarter of 2007 was impacted by $32 million in charges for environmental reserves.

Following is a discussion of our results of operations by reportable segments.
Completion and Production revenue increase of 22% compared to the third quarter of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 26% from increased cementing revenue in Europe and higher completion tool sales and activity in Africa.  In addition, production enhancement services continued to benefit from the acquisition of PSL Energy Services Limited in the third quarter of 2008.  Middle East/Asia revenue grew 6% compared to the third quarter of 2007 from higher production enhancement activity as a result of new contracts throughout the region.  North America revenue grew 19%, benefiting from higher asset utilization, increased resources, and stronger demand in Canada and the United States for production enhancement services and cementing products and services.  Partially offsetting the improvement in the United States was $34 million in lost revenue due to Gulf of Mexico hurricanes.  Latin America revenue grew 55% as a result of higher customer demand, new contracts, and more favorable pricing for cementing products and services throughout the region.  Completion tool sales increased throughout the region as well and Mexico continues to benefit from improved vessel utilization.  International revenue was 48% of total segment revenue in the third quarter of 2008 and 46% of total segment revenue in the third quarter of 2007.
Completion and Production segment operating income increase of 11% compared to the third quarter of 2007 was primarily driven by Latin America.  Latin America operating income increased 115% as a result of increased demand for completion tools in Brazil and higher vessel utilization in Mexico.  Europe/Africa/CIS operating income increased 15% with the most significant impact coming from higher customer demand and increased production enhancement activity in Europe.  Middle East/Asia operating income was flat with higher demand for and better mix of production enhancement products and services in the Middle East balancing out declines in sales of completion tools and cementing services in Asia Pacific.  North America operating income increased 3% compared to the third quarter of 2007, primarily due to more favorable pricing and product mix for production enhancement in Canada and higher demand for completion tools in the United States.  The increase in North America was partially offset by a $25 million negative impact from Gulf of Mexico hurricanes.
Drilling and Evaluation revenue increase of 26% compared to the third quarter of 2007 was derived from all four regions and all product service lines.  Europe/Africa/CIS revenue increased 17% due to higher customer demand for fluid services in Europe and wireline and perforating services in Africa.  Landmark software and consulting services also contributed to the improved results.  Middle East/Asia revenue grew 32%, benefiting from increased demand for new technologies and drilling services throughout the region.  In addition, growing rig count and higher demand for fluid services contributed to the increase.  North America revenue increased 26% compared to the third quarter of 2007 from higher activity across all product service lines primarily due to increased rig count.  Partially offsetting the improvement in North America was $40 million in lost revenue due to Gulf of Mexico hurricanes.  Latin America revenue grew 32% as a result of increased demand and more beneficial pricing for drilling, wireline and perforating, and project management services.  International revenue was 68% of total segment revenue in both the third quarter of 2008 and in the third quarter of 2007.
The increase in segment operating income compared to the third quarter of 2007 was predominantly led by North America and Middle East/Asia.  Europe/Africa/CIS operating income decreased 14% as a result of declines in activity for drilling services in Europe partially offset by increased software sales in Europe and higher demand for wireline and perforating services throughout the region.  Middle East/Asia operating income increased 42% over the third quarter of 2007, primarily due to higher drilling services activity and demand for new technologies throughout the region.  North America operating income increased 55% as a result of increased activity in all product service lines including higher demand for fluid services and increased drilling services activity in the United States.  Negatively impacting the region was a loss of $27 million due to Gulf of Mexico hurricanes in the third quarter of 2008.  North America results for the third quarter of 2007 included $24 million in charges for environmental reserves.

Latin America operating income increased 27% with higher drilling activity and increased demand for wireline and perforating services.  Landmark software and consulting services also contributed to the improved results.
Corporate and other expenses were $81 million in the third quarter of 2008 compared to $58 million in the third quarter of 2007.  The increase was primarily due to a $22 million acquisition-related charge for WellDynamics related to employee compensation awards.  The third quarter of 2007 included $8 million in charges for environmental reserves.

NONOPERATING ITEMS
Interest expense decreased $4 million in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the settlement of the 3.125% convertible senior notes.
Interest income decreased $20 million in the third quarter of 2008 compared to the third quarter of 2007 due to lower interest rates and lower investment balances.
Other, net in the third quarter of 2008 included the loss of $693 million for the portion of the premium paid in cash on the settlement of our convertible senior notes.
Provision for income taxes on continuing operations in the third quarter of 2008 of $343 million resulted in an effective tax rate of 106% compared to an effective tax rate on continuing operations of 17% in the third quarter of 2007.  The increase in the effective tax rate from 2007 to 2008 is primarily related to the non-tax deductibility of the $693 million loss on the portion of the premium on our convertible debt that we settled in cash.  In addition, the third quarter of 2007 included a $133 million favorable income tax impact from the ability to recognize foreign tax credits previously estimated not to be fully utilizable.
Minority interest in net income of subsidiaries decreased $15 million compared to the third quarter of 2007 primarily related to our joint ventures in Egypt and Saudi Arabia.

RESULTS OF OPERATIONS IN 2008 COMPARED TO 2007

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

	Nine Months Ended
REVENUE:	September 30			Percentage
Millions of dollars	2008	2007	Increase	Change
Completion and Production	$7,292	$6,097	$1,195	20%
Drilling and Evaluation	6,077	4,988	1,089	22
Total revenue	$13,369	$11,085	$2,284	21%

By geographic region:
Completion and Production:
North America	$3,901	$3,449	$452	13%
Latin America	801	551	250	45
Europe/Africa/CIS	1,532	1,259	273	22
Middle East/Asia	1,058	838	220	26
Total	7,292	6,097	1,195	20
Drilling and Evaluation:
North America	2,197	1,816	381	21
Latin America	952	757	195	26
Europe/Africa/CIS	1,674	1,382	292	21
Middle East/Asia	1,254	1,033	221	21
Total	6,077	4,988	1,089	22
Total revenue by region:
North America	6,098	5,265	833	16
Latin America	1,753	1,308	445	34
Europe/Africa/CIS	3,206	2,641	565	21
Middle East/Asia	2,312	1,871	441	24

	Nine Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2008	2007	(Decrease)	Change
Completion and Production	$1,750	$1,628	$122	7%
Drilling and Evaluation	1,336	1,082	254	23
Corporate and other	(239)	(119)	(120)	(101)
Total operating income	$2,847	$2,591	$256	10%

By geographic region:
Completion and Production:
North America	$1,027	$1,069	$(42)	(4)%
Latin America	200	122	78	64
Europe/Africa/CIS	285	240	45	19
Middle East/Asia	238	197	41	21
Total	1,750	1,628	122	7
Drilling and Evaluation:
North America	539	390	149	38
Latin America	169	129	40	31
Europe/Africa/CIS	312	297	15	5
Middle East/Asia	316	266	50	19
Total	1,336	1,082	254	23
Total operating income by region
(excluding Corporate and other):
North America	1,566	1,459	107	7
Latin America	369	251	118	47
Europe/Africa/CIS	597	537	60	11
Middle East/Asia	554	463	91	20

The increase in consolidated revenue in the first nine months of 2008 compared to the first nine months of 2007 spanned all four regions and was attributable to higher worldwide activity, particularly in the United States, Europe, and Latin America.  Approximately $74 million in revenue was lost during the first nine months of 2008 due to Gulf of Mexico hurricanes.  International revenue was 57% of consolidated revenue in the first nine months of 2008 and 55% of consolidated revenue in the first nine months of 2007.
The increase in consolidated operating income in the first nine months of 2008 compared to the first nine months of 2007 was primarily due to a 47% increase in Latin America and a 24% increase in the Middle East resulting from increased customer activity, new contracts, and improved pricing.  Operating income in the first nine months of 2008 was impacted by a $35 million gain on the sale of a joint venture interest in the United States and a combined $25 million gain related to the sale of two investments in the United States.  Operating income in the first nine months of 2008 was adversely impacted by $52 million due to Gulf of Mexico hurricanes, a $23 million impairment charge related to an oil and gas property in Bangladesh, and a $30 million charge related to a drill bits patent dispute settlement.  Operating income in the first nine months of 2007 was impacted by a $49 million gain on the sale of our remaining interest in Dresser, Ltd and by $44 million in charges for environmental reserves.

Following is a discussion of our results of operations by reportable segments.
Completion and Production increase in revenue compared to the first nine months of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 22% primarily from increased production enhancement services activity, largely related to the acquisition of PSL Energy Services Limited.  Additionally, completion tools revenue benefited from increased sales and service in Africa.  Middle East/Asia revenue grew 26% from increased completion tools sales and deliveries and new contracts for production enhancement services in the region.  Increased demand for cementing products and services in the Middle East and Australia also contributed to the increase.  North America revenue grew 13% from improved demand for production enhancement services due to increased rig count in the United States and Canada.  The region also benefited from higher demand for cementing products and services in the United States, largely driven by increased capacity and rig count.  Partially offsetting the improvement in the United States was $34 million in lost revenue due to Gulf of Mexico hurricanes.  Latin America revenue grew 45% as a result of higher activity for all product service lines, particularly in Mexico and Brazil.  Higher demand for production enhancement services, new cementing contracts with more favorable pricing, and improved completion tools sales were large contributors to the increase in revenue.  International revenue was 49% of total segment revenue in the first nine months of 2008 and 46% in the first nine months of 2007.
The increase in segment operating income in the first nine months of 2008 compared to the first nine months of 2007 spanned all regions except North America.  Europe/Africa/CIS operating income increased 19% from increased completion tools sales and services, higher production enhancement activity in Africa, and improved pricing in the North Sea.  Middle East/Asia operating income increased 21% primarily due to increased sales and service revenue from completion tools and increased production enhancement activity in the region.  North America operating income decreased 4% primarily due to a $25 million negative impact from Gulf of Mexico hurricanes and pricing declines and cost increases in the United States for production enhancement, partially offset by improved completion tools sales and services and a $35 million gain on the sale of a joint venture interest in the United States.  Latin America operating income increased 64% with improved cementing and production enhancement performance primarily in Mexico and Brazil.
Drilling and Evaluation revenue increase compared to the first nine months of 2007 was derived from all regions.  Europe/Africa/CIS revenue grew 21% from increased drilling services activity, higher customer demand, and better pricing for fluid and wireline and perforating services throughout the region.  Middle East/Asia revenue grew 21% primarily due to increased fluid services activity throughout the region and higher customer demand for drilling services in Asia.  North America revenue grew 21% from higher activity across all product service lines in the United States primarily due to increased rig count.  The region also benefited from higher activity for fluid services in Canada.  Partially offsetting the improvement in the United States was $40 million in lost revenue due to Gulf of Mexico hurricanes.  Latin America revenue grew 26% as a result of increased customer demand for drilling services, increased activity and new contracts for wireline and perforating services, and increased project management services.  International revenue was 67% of total segment revenue in both the first nine months of 2008 and in the first nine months of 2007.

The increase in segment operating income in the first nine months of 2008 compared to the first nine months of 2007 was derived from all regions led by growth in Latin America and the United States.  Europe/Africa/CIS operating income increased 5% benefiting from increased drilling services activity and higher customer demand for wireline and perforating services in Europe and Africa.  Higher demand for Landmark software sales and consulting services in Europe also contributed to the increase.  Middle East/Asia operating income grew 19% primarily due to increased fluid services results in the region as well as higher demand for drilling services and improved wireline and perforating services in Asia.  Operating income was impacted by a $23 million impairment charge related to an oil and gas property in Bangladesh in the first quarter of 2008.  North America operating income increased 38% primarily from increased activity in most of the product service lines including higher demand for fluid services and increased drilling activity.  Negatively impacting the region was a loss of $27 million due to Gulf of Mexico hurricanes.  This region’s results also reflect $25 million of gains related to the sale of two investments in the United States in the second quarter of 2008.  Latin America operating income increased 31% primarily due to increased activity in drilling services and wireline and perforating services.
Corporate and other expenses were $239 million in the first nine months of 2008 compared to $119 million in the first nine months of 2007.  The first nine months of 2008 included a $30 million charge related to a drill bits patent dispute settlement, a $22 million acquisition-related charge for WellDynamics related to employee incentive compensation awards, higher legal costs, and increased corporate development costs.  The first nine months of 2007 were impacted by a $49 million gain on the sale of our remaining interest in Dresser, Ltd.

NONOPERATING ITEMS
Interest expense decreased $6 million in the first nine months of 2008 compared to the first nine months of 2007 primarily due to the settlement of the 3.125% convertible senior notes.
Interest income decreased $65 million in the first nine months of 2008 compared to the first nine months of 2007 due to lower interest-rate driven income and divestment of our marketable securities.
Other, net in the first nine months of 2008 included the loss of $693 million for the portion of the premium paid in cash on the settlement of our convertible senior notes.
Provision for income taxes from continuing operations of $869 million in the first nine months of 2008 resulted in an effective tax rate of 42% compared to an effective tax rate of 27% in the first nine months of 2007.  The increase in the effective tax rate from 2007 to 2008 is primarily related to the non-tax deductibility of the $693 million loss on the portion of the premium on our convertible debt that we settled in cash.  The provision for income taxes in 2007 included a $133 million favorable income tax impact from the ability to recognize foreign tax credits previously estimated not to be fully utilizable.
Minority interest in net income of subsidiaries decreased $6 million compared to the first nine months of 2007, primarily related to our joint ventures in Egypt and Saudi Arabia.
Income (loss) from discontinued operations, net of income tax in the first nine months of 2008 included a $117 million charge reflecting the impact of our most recent assumptions regarding the resolution of the FCPA investigations and Barracuda-Caratinga bolt arbitration matter related to the indemnities and guarantees provided to KBR Inc. (KBR) during the separation process.  The first nine months of 2007 included a $933 million net gain on the separation of KBR, which included the estimated fair value of the indemnities and guarantees provided to KBR and our 81% share of KBR’s $28 million in net income in the first quarter of 2007.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $64 million as of September 30, 2008 and $72 million as of December 31, 2007.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 8 federal and state superfund sites for which we have established a liability.  As of September 30, 2008, those 8 sites accounted for approximately $11 million of our total $64 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  We will adopt the provisions of FSP EITF 03-6-1 on January 1, 2009, which will require us to recast prior periods’ basic and diluted earnings per share to include outstanding unvested restricted common shares in the weighted average shares outstanding calculation.  We estimate that, had we calculated earnings per share under these new provisions during the nine months ended September 30, 2008, basic income per share would have decreased by approximately $0.01 for both continuing operations and net income per share and diluted income per share would have decreased by approximately $0.01 for net income per share.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We will adopt the provisions of FSP APB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will recast our consolidated financial statements for prior periods.
In applying this FSP, we estimate approximately $60 million of the carrying value of the convertible notes to be reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount will be accreted to interest expense over the five-year term of the notes.  Accordingly, approximately $13 million of additional non-cash (pre tax) interest expense, or $0.01 per (after tax) diluted share, will be recorded in 2006 and 2007 and approximately $7 million of additional non-cash (pre tax) interest expense, or $0.01 per (after tax) diluted share, will be recorded in 2008.  Furthermore, under this FSP, the $693 million loss to settle our convertible debt in the third quarter of 2008 will be reclassified to additional paid-in capital.
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS No. 161 on January 1, 2009, which we do not expect will have a material impact on the disclosures in our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

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
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and Kellogg Brown & Root Inc., both voluntarily and pursuant to company subpoenas from the SEC and a grand jury, and we are making our employees and we understand KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued subpoenas to certain of our and Kellogg Brown & Root Inc.’s current or former executive officers or employees, and to others including at least one subcontractor of Kellogg Brown & Root Inc.  We further understand that the DOJ has made requests for information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  The government has confirmed that it has evidence of such payments.
In June 2004, all relationships with A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root Inc., and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In September 2008, Mr. Stanley pleaded guilty to conspiring to violate the FCPA, admitting that he participated in a scheme to bribe Nigerian government officials and that payments were made by agents of TSKJ to Nigerian officials in connection with the Bonny Island project.  He also pleaded guilty to conspiracy to commit mail and wire fraud in causing a Kellogg Brown & Root Inc. consultant to pay kickbacks to Stanley in connection with the Bonny Island and other liquefied natural gas projects of Kellogg Brown & Root Inc.  Under the plea agreement, Stanley will serve a maximum of 84 months' imprisonment (subject to reduction for future cooperation) and pay restitution of approximately $11 million.  In a related action, the SEC charged Stanley with violating the anti-bribery provisions of the FCPA and knowingly falsifying books and records to falsely reflect payments to these agents of TSKJ as legitimate business expenses and knowingly circumventing internal accounting controls.  Without admitting or denying the allegations in the complaint, Stanley has consented to the entry of a final judgment that permanently enjoins him from violating the anti-bribery, record-keeping and internal control provisions of the Securities Exchange Act of 1934.  Stanley also has agreed to cooperate with the SEC's and the DOJ's ongoing investigations.
The government has also advised Halliburton and KBR that it has evidence of payments to Nigerian officials by another agent in connection with a separate Kellogg Brown & Root Inc.-managed project in Nigeria called the Shell EA project and possibly evidence of payments in connection with other projects in Nigeria, potentially including energy services projects.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (the operations of which are now conducted by a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We have reviewed a number of documents related to Kellogg Brown & Root Inc.’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to Kellogg Brown & Root Inc. or Kellogg Brown & Root LLC.
In 2006 and 2007, we or KBR suspended the services of two agents in and outside of Nigeria, including the agent in connection with the Shell EA project and another agent who, until such suspension, had worked for Kellogg Brown & Root Inc. or Kellogg Brown & Root LLC outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when we and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
The SEC and DOJ are also investigating and have issued subpoenas concerning TSKJ's use of an immigration services provider, apparently managed by a Nigerian immigration official, to which approximately $2 million in payments in excess of costs of visas were allegedly made between approximately 1997 and the termination of the provider in December 2004.  We understand that TSKJ terminated the immigration services provider after a KBR employee discovered the issue.  We reported this matter to the United States government in 2007.  The SEC has indicated that it believes documents concerning this immigration service provider may have been responsive to earlier subpoenas.  The SEC has issued a subpoena requesting documents among other things concerning any payment of anything of value to Nigerian government officials.  In response to such subpoena, we have produced and continue to produce additional documents regarding KBR and Halliburton’s energy services business use of immigration and customs service providers, which may result in further inquiries.  Furthermore, as a result of these matters, we have expanded our own investigation to consider any matters raised by energy services activities in Nigeria.
We and KBR have and are currently engaged in discussions with the SEC and the DOJ regarding a settlement of these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, the timing of any such settlement or that the terms of any settlement would not have a material adverse effect on us.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  Depending on the underlying assumptions used, calculations of the amount of gross pecuniary gain from the Bonny Island project could range from a loss to a gain in excess of $300 million.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  The government has expressed concern regarding the level of our cooperation.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of September 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to us directly.  Therefore, we have not recorded any amounts as it relates to us directly, other than for the indemnities provided to KBR, in connection with these matters in our condensed consolidated financial statements.  We provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  As noted previously, our estimation of the indemnity obligation regarding FCPA matters is recorded as a liability in our condensed consolidated financial statements as of September 30, 2008 and December 31, 2007.  See Note 2 to our condensed consolidated financial statements for additional information.
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

Bidding Practices Investigation
In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information was uncovered suggesting that, possibly beginning as early as the mid-1980s, Mr. Stanley and other former Kellogg Brown & Root Inc. employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects.  Halliburton’s indemnity to KBR does not extend to liabilities for governmental fines or third party claims arising out of these activities.  In September 2008, the DOJ informed Halliburton and KBR that Mr. Stanley admitted to bid-rigging, claimed that others knew about it, and stated that the DOJ feels it has a viable wire fraud case based on bid-rigging.
As of September 30, 2008, we had not accrued any amounts related to this matter because we believe that a loss is not probable.  An estimate of possible loss or range of loss related to this matter cannot be made.

Barracuda-Caratinga Arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of September 30, 2008 and December 31, 2007.  See Note 2 to our condensed consolidated financial statements for additional information regarding the KBR indemnification.
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

Impairment of Oil and Gas Properties
At September 30, 2008, we had interests in oil and gas properties totaling $104 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh in which we have a 25% nonoperating interest.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
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

Possible Worldwide Recession and Effect on Exploration and Production Activity
The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession.  A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices.  Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month.  For example, crude oil prices declined from record levels in July 2008 of approximately $145 per barrel to approximately $74 per barrel as of October 20, 2008.  Forecasted average annual crude oil prices for 2008 and 2009 have declined by $15 and $21 per barrel, respectively, since previous projections.  Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2008.

			Total Number of
			Shares Purchased
			as Part of Publicly
	Total Number of	Average Price	Announced Plans
Period	Shares Purchased (a)	Paid per Share	or Programs (b)
July 1-31	9,916	$51.50	–
August 1-31	15,764	$45.53	–
September 1-30	3,513,486	$34.80	3,500,000
Total	3,539,166	$34.90	3,500,000

(a)
Of the 3,539,166 shares purchased during the three-month period ended September 30, 2008, 39,166 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization has been used for open market share purchases.  From the inception of this program, we have repurchased approximately 92 million shares of our common stock for approximately $3.2 billion at an average price of $34.30 per share.  These numbers include the repurchases of approximately 13 million shares of our common stock for approximately $481 million at an average price of $36.61 per share during the first nine months of 2008.  As of September 30, 2008, approximately $1.8 billion remained available under this program.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits

4.1	Fourth Supplemental Indenture, dated as of September 12, 2008, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to
JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed September 12, 2008,
File No. 1-3492).

4.2	Form of Global Note for Halliburton’s 5.90% Senior Notes due 2018 (included as part of
Exhibit 4.1).

4.3	Form of Global Note for Halliburton’s 6.70% Senior Notes due 2038 (included as part of
Exhibit 4.1).

10.1	Underwriting Agreement, dated September 9, 2008, among Halliburton and Citigroup
Global Markets Inc., Greenwich Capital Markets, Inc. and HSBC Securities (USA) Inc., as
representatives of the several underwriters identified therein (incorporated by reference to
Exhibit 1.1 to Halliburton’s Form 8-K filed September 12, 2008, File No. 1-3492).

10.2	Six Month Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and HSBC Bank (USA) N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed October 16, 2008, File No. 1-3492).

* 12.1	Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

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

Date:              October 21, 2008