Form 10-Q
period 2009-03-31
HALLIBURTON CO
filed 2009-04-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Yes     X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ______  No ______

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
Yes              No     X

As of April 17, 2009, 897,113,234 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2009	2008
Revenue:
Services	$2,950	$2,964
Product sales	957	1,065
Total revenue	3,907	4,029
Operating costs and expenses:
Cost of services	2,411	2,273
Cost of sales	828	873
General and administrative	52	72
Gain on sale of business assets, net	–	(36)
Total operating costs and expenses	3,291	3,182
Operating income	616	847
Interest expense	(53)	(42)
Interest income	2	20
Other, net	(5)	(1)
Income from continuing operations before income taxes
and noncontrolling interest	560	824
Provision for income taxes	(179)	(238)
Income from continuing operations	381	586
Income (loss) from discontinued operations, net of income tax
benefit (provision) of $0 and $(1)	(1)	1
Net income	$380	$587
Noncontrolling interest in net income of subsidiaries	(2)	(7)
Net income attributable to company	$378	$580
Amounts attributable to company shareholders:
Income from continuing operations	$379	$579
Income (loss) from discontinued operations, net	(1)	1
Net income attributable to company	$378	$580
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.42	$0.66
Income from discontinued operations, net	–	–
Net income per share	$0.42	$0.66
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.42	$0.63
Income from discontinued operations, net	–	–
Net income per share	$0.42	$0.63

Cash dividends per share	$0.09	$0.09
Basic weighted average common shares outstanding	897	879
Diluted weighted average common shares outstanding	899	914
  See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Millions of dollars and shares except per share data	2009	2008
Assets
Current assets:
Cash and equivalents	$2,967	$1,124
Receivables (less allowance for bad debts of $68 and $60)	3,395	3,795
Inventories	1,895	1,828
Current deferred income taxes	212	246
Other current assets	440	418
Total current assets	8,909	7,411
Property, plant, and equipment, net of accumulated depreciation of $4,783 and $4,566	5,157	4,782
Goodwill	1,076	1,072
Noncurrent deferred income taxes	130	157
Other assets	952	963
Total assets	$16,224	$14,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$874	$898
Accrued employee compensation and benefits	450	643
Department of Justice (DOJ) and Securities and Exchange Commission (SEC) settlement
and indemnity, current	190	373
Deferred revenue	237	231
Income tax payable	48	67
Current maturities of long-term debt	29	26
Other current liabilities	503	543
Total current liabilities	2,331	2,781
Long-term debt	4,578	2,586
Employee compensation and benefits	534	539
Other liabilities	686	735
Total liabilities	8,129	6,641
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued
1,067 shares	2,667	2,666
Paid-in capital in excess of par value	468	484
Accumulated other comprehensive loss	(224)	(215)
Retained earnings	10,340	10,041
Treasury stock, at cost – 170 and 172 shares	(5,177)	(5,251)
Company shareholders’ equity	8,074	7,725
Noncontrolling interest in consolidated subsidiaries	21	19
Total shareholders’ equity	8,095	7,744
Total liabilities and shareholders’ equity	$16,224	$14,385
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31
Millions of dollars	2009	2008
Cash flows from operating activities:
Net income attributable to company	$378	$580
Adjustments to reconcile net income attributable to company to net cash from operations:
Payments of DOJ and SEC settlement and indemnity	(274)	–
Depreciation, depletion, and amortization	215	164
Provision for deferred income taxes, continuing operations	52	174
Gain on sale of business assets, net	–	(36)
Impairment of assets	–	23
Other changes:
Receivables	372	(114)
Inventories	(65)	(197)
Accounts payable	(18)	137
Other	(279)	(206)
Total cash flows from operating activities	381	525
Cash flows from investing activities:
Capital expenditures	(518)	(392)
Sales of property, plant, and equipment	53	43
Sales of short-term investments in marketable securities, net	–	388
Other investing activities	–	(16)
Total cash flows from investing activities	(465)	23
Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs	1,976	–
Payments of dividends to shareholders	(81)	(80)
Proceeds from exercises of stock options	30	35
Payments to reacquire common stock	(3)	(368)
Other financing activities	15	8
Total cash flows from financing activities	1,937	(405)
Effect of exchange rate changes on cash	(10)	4
Increase in cash and equivalents	1,843	147
Cash and equivalents at beginning of period	1,124	1,847
Cash and equivalents at end of period	$2,967	$1,994
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$66	$46
Income taxes from continuing operations	$128	$95
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2008 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2009, the results of our operations for the three months ended March 31, 2009 and 2008, and our cash flows for the three months ended March 31, 2009 and 2008.  Such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 may not be indicative of results for the full year.
In the first quarter of 2009, we reclassified certain services between our operating segments to reestablish a new service offering and adopted the provisions of new accounting standards.  See Notes 3, 8, and 10 for further information.  All prior periods presented have been restated to reflect these changes.

Note 2.  KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock.  In addition, we recorded a liability reflecting the estimated fair value of the indemnities and guarantees provided to KBR as described below.  Since the separation, we have recorded adjustments to our liability for indemnities and guarantees to reflect changes to our estimation of our remaining obligation.  All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax.”
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

Additionally, we provide indemnities, performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders under project contracts, credit agreements, letters of credit, and other KBR credit instruments.  These indemnities and guarantees will continue until they expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations thereunder; (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer; or (3) the expiration of the credit agreements.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with:  (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR project contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR project contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR is compensating us for these guarantees.  We have also provided a limited indemnity, with respect to FCPA and anti-trust governmental and third-party claims, to the lender parties under KBR’s revolving credit agreement expiring in December 2010.  KBR has agreed to indemnify us, other than for the FCPA and Barracuda-Caratinga bolts matter, if we are required to perform under any of the indemnities or guarantees related to KBR’s revolving credit agreement, letters of credit, surety bonds, or performance guarantees described above.
In February 2009, the United States Department of Justice (DOJ) and Securities and Exchange Commission (SEC) FCPA investigations were resolved.  The total of fines and disgorgement was $579 million, of which KBR consented to pay $20 million.  As of March 31, 2009, we had paid $274 million, consisting of $97 million as a result of the DOJ settlement and the indemnity we provided to KBR upon separation and $177 million as a result of the SEC settlement.  Our KBR indemnities and guarantees are primarily included in “Department of Justice (DOJ) and Securities and Exchange Commission (SEC) settlement and indemnity, current” and “Other liabilities” on the condensed consolidated balance sheets and totaled $357 million at March 31, 2009 and $631 million at December 31, 2008.  Excluding the amounts necessary to resolve the DOJ and SEC investigations and under the indemnity we provided to KBR, our estimation of the remaining obligation for other indemnities and guarantees provided to KBR upon separation was $72 million at March 31, 2009.  See Note 7 for further discussion of the FCPA and Barracuda-Caratinga matters.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.

Note 3.  Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report:  the Completion and Production segment and the Drilling and Evaluation segment.  In the first quarter of 2009, we moved a portion of our completion tools and services from the Completion and Production segment to the Drilling and Evaluation segment to re-establish our testing and subsea services offering, which resulted in a change to our operating segments.  Testing and subsea services provide acquisition and analysis of dynamic reservoir information and reservoir optimization solutions to the oil and gas industry utilizing downhole test tools, data acquisition services using telemetry and electronic memory recording, fluid sampling, surface well testing, subsea safety systems, and reservoir engineering services.  All periods presented reflect reclassifications related to the change in operating segments.
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

	Three Months Ended March 31
Millions of dollars	2009	2008
Revenue:
Completion and Production	$2,028	$2,122
Drilling and Evaluation	1,879	1,907
Total revenue	$3,907	$4,029

Operating income:
Completion and Production	$363	$504
Drilling and Evaluation	304	409
Total operations	667	913
Corporate and other	(51)	(66)
Total operating income	$616	$847
Interest expense	(53)	(42)
Interest income	2	20
Other, net	(5)	(1)
Income from continuing operations before income taxes and
noncontrolling interest	$560	$824

Receivables
As of March 31, 2009, 27% of our gross trade receivables were from customers in the United States.  As of December 31, 2008, 34% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 4.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $88 million at March 31, 2009 and $92 million at December 31, 2008.  If the average cost method was used, total inventories would have been $34 million higher than reported at March 31, 2009 and $31 million higher than reported at December 31, 2008.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2009	2008
Finished products and parts	$1,301	$1,312
Raw materials and supplies	544	446
Work in process	50	70
Total	$1,895	$1,828

Finished products and parts are reported net of obsolescence reserves of $87 million at March 31, 2009 and $81 million at December 31, 2008.

Note 5.  Debt
Senior unsecured indebtedness
In the first quarter of 2009, we issued $1 billion aggregate principal amount of senior notes due September 2039 bearing interest at a fixed rate of 7.45% and $1 billion aggregate principal amount of senior notes due September 2019 bearing interest at a fixed rate of 6.15%.  We may redeem some of the notes of each series from time to time or all of the notes of each series at any time at the redemption prices, plus accrued and unpaid interest.  The notes are general, senior unsecured indebtedness and rank equally with all of our existing and future senior unsecured indebtedness.

Revolving credit facility
On March 27, 2009, we terminated the $400 million unsecured, six-month revolving credit facility established in October 2008 to provide additional liquidity and for other general corporate purposes.

Note 6.  Shareholders’ Equity
The following tables summarize our shareholders’ equity activity for the periods presented.

Millions of dollars	Total shareholders’ equity	Company shareholders’ equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2008	$7,744	$7,725	$19
Transactions with shareholders	61	61	–
Comprehensive income:
Net income	380	378	2
Other comprehensive loss	(9)	(9)	–
Total comprehensive income	371	369	2
Dividends paid on common stock	(81)	(81)	–
Balance at March 31, 2009	$8,095	$8,074	$21

Millions of dollars	Total shareholders’ equity	Company shareholders’ equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2007	$6,966	$6,873	$93
Share repurchases	(360)	(360)	–
Other transactions with shareholders	49	49	–
Comprehensive income:
Net income	587	580	7
Other comprehensive income	2	2	–
Total comprehensive income	589	582	7
Dividends paid on common stock	(80)	(80)	–
Balance at March 31, 2008	$7,164	$7,064	$100

Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
Millions of dollars	2009	2008
Defined benefit and other postretirement liability adjustments	$(156)	$(151)
Cumulative translation adjustments	(63)	(60)
Unrealized losses on investments	(5)	(4)
Total accumulated other comprehensive loss	$(224)	$(215)

Note 7.  Commitments and Contingencies
Foreign Corrupt Practices Act investigations
Background.  As a result of an ongoing FCPA investigation at the time of the KBR separation, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of the Bonny Island project.

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
DOJ and SEC investigations resolved.  In February 2009, the FCPA investigations by the DOJ and the SEC were resolved with respect to KBR and us.  The DOJ and SEC investigations resulted from allegations of improper payments to government officials in Nigeria in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.
The DOJ investigation was resolved with respect to us with a non-prosecution agreement in which the DOJ agreed not to bring FCPA or bid coordination-related charges against us with respect to the matters under investigation, and in which we agreed to continue to cooperate with the DOJ’s ongoing investigation and to refrain from and self-report certain FCPA violations.  The DOJ agreement does not provide a monitor for us.
As part of the resolution of the SEC investigation, we have retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we will adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by or agreed upon with the independent consultant. In 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, United Kingdom, and Switzerland regarding the Bonny Island project.
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
At this time, no claims by governmental authorities in foreign jurisdictions have been asserted against KBR.  Therefore, we are unable to estimate the maximum potential amount of future payments that could be required to be made under our indemnity to KBR related to these matters. See Note 2 for additional information.

Barracuda-Caratinga arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of March 31, 2009 and December 31, 2008.  See Note 2 for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing in March 2008 and took evidence and arguments under advisement.  We understand that the arbitration panel anticipates issuing a decision during the second quarter of 2009 regarding the issues presented at the evidentiary hearing in March 2008.
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

In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion and the order denying class certification is currently on appeal.  The case will remain stayed in the district court pending the outcome of the appeal. As of March 31, 2009, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At March 31, 2009, we had not recorded any liability associated with these indemnifications.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $51 million as of March 31, 2009 and $64 million as of December 31, 2008.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 8 federal and state superfund sites for which we have established a liability.  As of March 31, 2009, those 8 sites accounted for approximately $10 million of our total $51 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2009, including $657 million that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  According to the provisions of FSP EITF 03-6-1, we restated prior periods’ basic and diluted earnings per share to include such outstanding unvested restricted shares of our common stock in the basic weighted average shares outstanding calculation.  Upon adoption, both basic and diluted income per share for the first quarter of 2008 and full year 2008 decreased by $0.01 for continuing operations and net income attributable to company shareholders.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31
Millions of shares	2009	2008
Basic weighted average common shares outstanding	897	879
Dilutive effect of:
Convertible senior notes premium	–	31
Stock options	2	4
Diluted weighted average common shares outstanding	899	914

Excluded from the computation of diluted income per share are options to purchase nine million shares of common stock that were outstanding during the three months ended March 31, 2009 and options to purchase four million shares that were outstanding during the three months ended March 31, 2008.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 9.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2009 and March 31, 2008 were as follows:

	Three Months Ended March 31
	2009		2008
Millions of dollars	United States	International	United States	International
Service cost	$–	$6	$–	$7
Interest cost	2	10	2	13
Expected return on plan assets	(2)	(8)	(2)	(11)
Amortization of unrecognized loss	–	1	1	1
Net periodic benefit cost	$–	$9	$1	$10

During the three months ended March 31, 2009, we contributed $8 million to our international pension plans.  We currently expect to contribute an additional $74 million to our international pension plans in 2009, of which $65 million represents discretionary contributions to our United Kingdom pension plan.  We expect to make discretionary contributions of approximately $13 million to our United States pension plans in 2009.

Note 10.  New Accounting Standards
On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parent’s equity.  Noncontrolling interest has been presented as a separate component of shareholders’ equity for the current reporting period and prior comparative period in our condensed consolidated financial statements.
On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.
On January 1, 2009, we adopted FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon adopting the provisions of FSP APB 14-1, we retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods.

In applying this FSP, $63 million of the carrying value of our 3.125% convertible senior notes due July 2023 was reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount was accreted to interest expense over the five-year term of the notes.  Accordingly, $14 million of additional non-cash interest expense, or $0.01 per diluted share, was recorded in 2006 and 2007 and $7 million of additional non-cash interest expense was recorded in 2008, with $4 million recorded during the first quarter of 2008.  Furthermore, under this FSP, the $693 million loss to settle our convertible debt recorded in the third quarter of 2008 was reversed and recorded to additional paid-in capital.  This resulted in a decrease of $4 million to income from continuing operations and net income attributable to company in the first quarter of 2008, an increase of $686 million to income from continuing operations and net income attributable to company in 2008, and a net increase of $630 million to beginning retained earnings as of January 1, 2009. Diluted income per share for 2008 increased by $0.76 as a result of the adoption of FSP APB 14-1.   These notes were converted and settled during the third quarter of 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our condensed consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, we adopted without material impact on our condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective April 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in our June 30, 2009 financial statements.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of products and services to the energy industry.  We serve the upstream oil and gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field.  Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies.  We report our results under two segments, Completion and Production and Drilling and Evaluation:
-
our Completion and Production segment delivers cementing, stimulation, intervention, and completion services.  The segment consists of production enhancement services, completion tools and services, and cementing services; and

-
our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation, and precise wellbore placement solutions that enable customers to model, measure, and optimize their well construction activities.  The segment consists of fluid services, drilling services, drill bits, wireline and perforating services, testing and subsea, software and asset solutions, and integrated project management services.

The business operations of our segments are organized around four primary geographic regions:  North America, Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Continental Europe, Malaysia, Mexico, Brazil, and Singapore.  With approximately 54,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first quarter of 2009, we produced revenue of $3.9 billion and operating income of $616 million, reflecting an operating margin of 16%.  Revenue decreased $122 million or 3% from the first quarter of 2008, while operating income decreased $231 million or 27% from the first quarter of 2008.  These decreases were caused by a decline in our customers’ capital spending as a result of the global recession and its impact on commodity prices, which resulted in severe margin contraction compared to the first quarter of 2008.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business.  However, due to the financial crisis that developed in mid-2008, the ensuing negative impact on credit availability, and the current excess supply of oil and natural gas, the near- and mid-term outlook for our business and the industry remains uncertain.  Forecasting the depth and length of the current cycle is challenging as it is different from past cycles due to the overlay of the global credit crisis in combination with broad demand weakness.
In North America, the industry experienced an unprecedented decline in drilling activity during the first quarter of 2009.  United States rig counts have continued to fall and as of April 17, 2009 are approximately 50% below 2008 highs, with no certainty as to when the decline in activity will bottom out.  We have also seen pricing erosion and severe margin contraction in all of our service offerings in North America, and we believe that pricing for our services will remain under pressure until drilling activity stabilizes. As noted, when this stabilization may occur is uncertain, and we expect our customers to continue to adjust their spending plans until natural gas supply-demand fundamentals improve.
Outside of North America, rig count has declined approximately 10% from 2008 highs, and there is a risk of a further decline in activity.  This is in line with the behavior of past cycles, where international cycles tend to be shallower and longer in duration and follow North America cycles by one to two quarters.  Our business has started to see the deferral of several projects, and certain markets are already exhibiting particular weakness in activity due to the lack of access to external financing to fund development projects.  In addition, operators are focusing their efforts on removing service cost inflation on their projects by seeking to secure cost concessions from their supply chain.  Although international margin pressure was modest during the first quarter of 2009, we expect pressure to intensify in coming quarters.

In 2009, we will focus on:
-	minimizing discretionary spending;
-	lowering our costs from vendors by negotiating price reductions;
-	negotiating with our customers to trade an expansion of scope and a lengthening of duration with contract renegotiation milestones for price concessions;
-	reducing headcount in locations experiencing significant activity declines;
-	improving working capital, operating within our cash flow, and managing our balance sheet to maximize our financial flexibility;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells, especially in service intensive environments such as deepwater and shale plays;

-	continuing to deploy our packaged services strategy while creating an efficiency model for our customers in the development of their assets;
-
continuing the globalization of our manufacturing and supply chain processes, preserving work at our lower-cost manufacturing centers, and utilizing our international infrastructure to lower costs from our supply chain through delivery;

-	expanding our business with national oil companies; and
-	protecting our market share by enhancing our technological position and our product and service portfolio in key areas.
Our operating performance is described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity, and capital resources
So far in 2009, the equity, credit, and commodity markets continue to be volatile.  While this has created additional risks for our business, we believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near- and mid-term negative impact on our operations.  To provide additional liquidity and flexibility in the current environment, we issued $2 billion in senior notes during the first quarter of 2009.  For additional information, see “Liquidity and Capital Resources”, “Risk Factors”, “Business Environment and Results of Operations”, and Note 5 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2009 with cash and equivalents of $3 billion compared to $1.1 billion at December 31, 2008.
Significant sources of cash
Cash flows from operating activities contributed $381 million to cash in the first quarter of 2009.
In March 2009, we issued senior notes due 2039 totaling $1 billion and senior notes due 2019 totaling $1 billion.  We intend to use the net proceeds of this offering for general corporate purposes.
Further available sources of cash.  We have an unsecured $1.2 billion five-year revolving credit facility expiring in 2012 to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of March 31, 2009.
Future sources of cash.  We expect to receive payment of approximately $85 million in insurance recoveries for our asbestos-related insurance settlements during the second half of 2009.
Significant uses of cash
Capital expenditures were $518 million in the first quarter of 2009 and were predominantly made in the production enhancement, drilling services, cementing, and wireline and perforating product service lines.
We paid $274 million to the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) in the first quarter of 2009 related to the settlements with them and under the indemnity provided to KBR upon separation.
We paid $81 million in dividends to our shareholders in the first quarter of 2009.

Future uses of cash.  We have approximately $1.8 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
In 2009, we believe we will maintain our capital expenditures up to 2008 levels but will monitor our customers’ activity and make reductions as necessary.  The capital expenditures plan for 2009 is primarily directed toward our production enhancement, drilling services, wireline and perforating, and cementing product service lines and toward retiring old equipment to replace it with new equipment to improve our fleet reliability and efficiency.  We are currently exploring opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.
As a result of the resolution of the DOJ and SEC Foreign Corrupt Practices Act (FCPA) investigations, we will pay $285 million in equal installments over the next six quarters for the settlement with the DOJ and under the indemnity provided to KBR upon separation.  See Notes 2 and 7 to our condensed consolidated financial statements for more information.
We currently expect to contribute an additional $87 million to our pension plans in 2009.
Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million per quarter in 2009.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2009, including $657 million that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market.  Our recent $2 billion long-term debt offering provides sufficient liquidity and flexibility, given the current market environment.  Our debt maturities extend over a long period of time.  We currently have a total of $1.2 billion of committed bank credit under revolving credit facilities to support our operations and any commercial paper we may issue in the future.  We have no financial covenants or material adverse change provisions in our bank agreements.  Currently, there are no borrowings under the revolving credit facility.
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
Customer receivables.  In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customer’s cash flow from operations and their access to the credit markets.  For example, we have seen an increased delay in receiving payment on our receivables from one of our significant national oil company customers in Latin America due to the economic recession and decrease in commodity prices.  If our customers delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first quarter of 2009, based upon the location of the services provided and products sold, 40% of our consolidated revenue was from the United States.  In the first quarter of 2008, 42% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
Some of the more significant barometers of current and future spending levels of oil and natural gas companies are oil and natural gas prices, the world economy, the availability of credit, and global stability, which together drive worldwide drilling activity.  Our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the following tables.
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2009	2008	2008
West Texas Intermediate	$42.91	$97.94	$99.57
United Kingdom Brent	44.43	96.94	96.85

Average United States Natural Gas Prices (dollars per
thousand cubic feet, or mcf)
Henry Hub	$4.71	$8.92	$9.13

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2009	2008	2008
United States:
Land	1,270	1,711	1,812
Offshore	56	59	65
Total	1,326	1,770	1,877
Canada:
Land	327	506	378
Offshore	1	1	1
Total	328	507	379
International (excluding Canada):
Land	743	763	784
Offshore	282	284	295
Total	1,025	1,047	1,079
Worldwide total	2,679	3,324	3,335
Land total	2,340	2,980	2,974
Offshore total	339	344	361

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Natural Gas	2009	2008	2008
United States:
Oil	281	332	384
Natural gas	1,045	1,438	1,493
Total	1,326	1,770	1,877
Canada:
Oil	125	213	160
Natural gas	203	294	219
Total	328	507	379
International (excluding Canada):
Oil	807	803	825
Natural gas	218	244	254
Total	1,025	1,047	1,079
Worldwide total	2,679	3,324	3,335
Oil total	1,213	1,348	1,369
Natural gas total	1,466	1,976	1,966

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Lower oil and natural gas prices usually translate into lower exploration and production budgets.  The opposite is true for higher oil and natural gas prices.

WTI oil spot prices have fallen from an average of $100 per barrel in 2008 to an average of $48 per barrel in the month of March 2009.  As of April 21, 2009 the WTI oil spot price was $46.65 per barrel.  According to the International Energy Agency’s (IEA) April 2009 “Oil Market Report,” the pace of global demand contraction is approaching rates last seen in the 1980s.  Amid weaker than expected global economic indicators, the IEA revised its world petroleum demand forecast for 2009 downward from 1% less than 2008 demand levels to approximately 3% less than 2008 demand levels.  WTI and United Kingdom Brent crude oil prices exceeded $50 per barrel in late March for the first time in four months, but the IEA warned that pervasively weak supply-demand fundamentals could limit a sustained recovery from materializing until 2010.  Despite the decline in oil and gas prices and reduction in our customers’ capital spending, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
North America operations.  Volatility in natural gas prices can impact our customers' drilling and production activities, particularly in North America.  In the first quarter of 2009, we experienced an unprecedented decline in drilling activity as the United States rig count, as of April 17, 2009, dropped approximately 50% from 2008 highs.  Correlating with this decline, the Henry Hub spot price decreased from an average of $9.13 per mcf in 2008 to $4.08 per mcf in March 2009.  As of April 21, 2009, the Henry Hub spot price had fallen to $3.54 per mcf.  We have also seen pricing erosion and severe margin contraction in all of our service offerings in North America, and we anticipate that pricing for our services will remain under pressure until drilling activity stabilizes.  When this stabilization may occur is uncertain, and we expect our customers to continue to adjust their spending plans until natural gas supply-demand fundamentals improve.
Focus on international operations.  Consistent with our long-term strategy to grow our operations outside of North America, we expect to continue to invest capital related to our international operations.  However, rig count has declined approximately 10% from 2008 highs and there is a risk of a further decline in activity.  This is in line with the behavior of past cycles, where international cycles tend to be shallower and longer in duration and follow North America cycles by one to two quarters.  Our business has started to see the deferral of several projects, and certain markets are already exhibiting particular weakness in activity due to the lack of access to external financing to fund development projects.  In addition, operators are focusing their efforts on removing service cost inflation on their projects by seeking to secure cost concessions from their supply chain.  Although international margin pressure was modest in the first quarter of 2009, we expect pressure to intensify in coming quarters.
Following is a brief discussion of some of our recent and current initiatives:
-	minimizing discretionary spending;
-	lowering our costs from vendors by negotiating price reductions;
-	negotiating with our customers to trade an expansion of scope and a lengthening of duration with contract renegotiation milestones for price concessions;
-	reducing headcount in locations experiencing significant activity declines;
-	improving working capital, operating within our cash flow, and managing our balance sheet to maximize our financial flexibility;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells, especially in  service intensive environments such as deepwater and shale plays;

-	continuing to deploy our packaged services strategy while creating an efficiency model for our customers in the development of their assets;
-
continuing the globalization of our manufacturing and supply chain processes, preserving work at our lower-cost manufacturing centers, and utilizing our international infrastructure to lower costs from our supply chain through delivery;

-	expanding our business with national oil companies; and
-	protecting our market share by enhancing our technological position and our product and service portfolio in key areas.
Recent contract wins positioning us to grow our international operations over the long term include:
-	a four-year contract to provide directional-drilling, measurement-while-drilling, and logging-while-drilling, along with drilling fluids and cementing services in Russia; and
-	a multi-year contract scheduled to commence in 2010 to provide completion products and services and drilling and completion fluids in the deepwater, offshore fields of Angola.

RESULTS OF OPERATIONS IN 2009 COMPARED TO 2008

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

	Three Months Ended
REVENUE:	March 31		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$2,028	$2,122	$(94)	(4)%
Drilling and Evaluation	1,879	1,907	(28)	(1)
Total revenue	$3,907	$4,029	$(122)	(3)%

By geographic region:
Completion and Production:
North America	$1,071	$1,164	$(93)	(8)%
Latin America	232	217	15	7
Europe/Africa/CIS	426	413	13	3
Middle East/Asia	299	328	(29)	(9)
Total	2,028	2,122	(94)	(4)
Drilling and Evaluation:
North America	612	698	(86)	(12)
Latin America	324	292	32	11
Europe/Africa/CIS	542	545	(3)	(1)
Middle East/Asia	401	372	29	8
Total	1,879	1,907	(28)	(1)
Total revenue by region:
North America	1,683	1,862	(179)	(10)
Latin America	556	509	47	9
Europe/Africa/CIS	968	958	10	1
Middle East/Asia	700	700	–	–

	Three Months Ended
OPERATING INCOME:	March 31		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$363	$504	$(141)	(28)%
Drilling and Evaluation	304	409	(105)	(26)
Corporate and other	(51)	(66)	15	23
Total operating income	$616	$847	$(231)	(27)%

By geographic region:
Completion and Production:
North America	$166	$321	$(155)	(48)%
Latin America	54	53	1	2
Europe/Africa/CIS	77	64	13	20
Middle East/Asia	66	66	–	–
Total	363	504	(141)	(28)
Drilling and Evaluation:
North America	64	170	(106)	(62)
Latin America	54	54	–	–
Europe/Africa/CIS	91	111	(20)	(18)
Middle East/Asia	95	74	21	28
Total	304	409	(105)	(26)
Total operating income by region
(excluding Corporate and other):
North America	230	491	(261)	(53)
Latin America	108	107	1	1
Europe/Africa/CIS	168	175	(7)	(4)
Middle East/Asia	161	140	21	15

Note - All periods presented reflect the movement of certain operations from the Completion and Production segment to the
Drilling and Evaluation segment.

The 3% decline in consolidated revenue in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to pricing declines and lower demand for our products and services in North America due to a significant reduction in rig count.  Despite an approximate 30% reduction in average rig count in North America during the first quarter of 2009 compared to the first quarter of 2008, we experienced only a 10% decline in North America revenue from the first quarter of 2008.  International revenue was 60% of consolidated revenue in the first quarter of 2009 and 58% of consolidated revenue in the first quarter of 2008.
The decrease in consolidated operating income compared to the first quarter of 2008 primarily stemmed from a 53% decrease in North America due to a decline in rig count and severe margin contraction and a $28 million charge associated with employee separation costs partially offset by savings from cost reductions.  Operating income in the first quarter of 2008 was positively impacted by a $35 million gain on the sale of a joint venture interest in the United States partially offset by a $23 million impairment charge related to an oil and gas property in Bangladesh.
Following is a discussion of our results of operations by reportable segment.

Completion and Production decrease in revenue compared to the first quarter of 2008 was a result of pricing declines in North America and lower demand for our products and services in North America and Middle East/Asia.  North America revenue fell 8% on a drop in demand for production enhancement services, cementing services, and intelligent completion systems in the United States land market.  In addition, Canada experienced declines in demand for completion tools sales and cementing services.  Latin America revenue increased 7% driven by increased activity from cementing and production enhancement services in Mexico, Brazil, and Colombia. Europe/Africa/CIS revenue grew 3% on increased activity from cementing services in Africa and production enhancement services in Europe.  Middle East/Asia revenue decreased 9% largely due to a decrease in demand for all products and services except production enhancement services in the Middle East.  International revenue was 51% of total segment revenue in the first quarter of 2009 and 49% of total segment revenue in the first quarter of 2008.
The Completion and Production segment operating income decrease compared to the first quarter of 2008 was led by the North America region, where operating income fell 48% largely due to significant reductions in rig count resulting in lower demand for our products and services and pricing declines.  North America benefited from a $35 million gain on the sale of a joint venture interest in the first quarter of 2008.  Latin America operating income increased 2% due to higher demand and lower costs for completion tools and services in Brazil and Mexico.  Europe/Africa/CIS operating income improved 20% from increased demand for cementing services combined with lower associated costs in Africa and production enhancement services in Europe.  Middle East/Asia operating income was flat despite improved activity in production enhancement services and intelligent completion system sales in Asia Pacific.
Drilling and Evaluation revenue was essentially flat compared to the first quarter of 2008 despite increased demand for our products and services in Latin America and Middle East/Asia.  North America revenue fell 12% on pricing declines and a reduction in rig count.  Latin America revenue grew 11% primarily due to increased project management services and software sales activity in Mexico and Colombia and higher demand as a result of new contracts for drilling services throughout the region.  Europe/Africa/CIS revenue remained essentially flat primarily due to increased activity in testing and subsea and wireline and perforating services in Africa offset by pricing declines and decreased demand for drilling services and direct sales in Europe.  Middle East/Asia revenue grew 8% from increased drilling services activity in Asia Pacific and higher demand and new contracts for fluid services throughout the region.  International revenue was 71% of total segment revenue in the first quarter of 2009 and 68% of total segment revenue in the first quarter of 2008.
The decrease in segment operating income compared to the first quarter of 2008 was primarily derived from pricing declines and rig count reductions in North America and Europe.  North America operating income decreased 62% from pricing declines and rig count reductions.  Latin America operating income was flat with higher demand for well construction technologies offset by higher costs in wireline and perforating services and declines in testing and subsea services.  The Europe/Africa/CIS region operating income fell 18% on lower direct sales and decreased demand for drilling services in Europe and Russia.  Middle East/Asia operating income increased 28% over the first quarter of 2008 partially related to higher drilling activity in Asia.  The first quarter of 2008 was negatively impacted by the impairment charge related to an oil and gas property in Bangladesh.
Corporate and other expenses were $51 million in the first quarter of 2009 compared to $66 million in the first quarter of 2008.  The 23% reduction was primarily related to lower legal costs in the first quarter of 2009.

NONOPERATING ITEMS
Interest expense increased $11 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the issuance of $2 billion in senior notes during the first quarter of 2009.
Interest income decreased $18 million in the first quarter of 2009 compared to the first quarter of 2008 due to a general decline in market interest rates and lower investment balances for most of the first quarter of 2009.

Provision for income taxes on continuing operations in the first quarter of 2009 of $179 million resulted in an effective tax rate of 32% compared to an effective tax rate on continuing operations of 29% in the first quarter of 2008.  The lower effective tax rate in the first quarter of 2008 was driven primarily by favorable settlements with foreign tax jurisdictions and the ability to recognize additional foreign tax credits that had been substantiated.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $51 million as of March 31, 2009 and $64 million as of December 31, 2008.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 8 federal and state superfund sites for which we have established a liability.  As of March 31, 2009, those 8 sites accounted for approximately $10 million of our total $51 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

On January 1, 2009, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   This statement requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parent’s equity.  Noncontrolling interest has been presented as a separate component of shareholders’ equity for the current reporting period and prior comparative period in our condensed consolidated financial statements.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.
On January 1, 2009, we adopted FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon adopting the provisions of FSP APB 14-1, we retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods.
In applying this FSP, $63 million of the carrying value of our 3.125% convertible senior notes due July 2023 was reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount was accreted to interest expense over the five-year term of the notes.  Accordingly, $14 million of additional non-cash interest expense, or $0.01 per diluted share, was recorded in 2006 and 2007 and $7 million of additional non-cash interest expense was recorded in 2008, with $4 million recorded during the first quarter of 2008.  Furthermore, under this FSP, the $693 million loss to settle our convertible debt recorded in the third quarter of 2008 was reversed and recorded to additional paid-in capital.  This resulted in a decrease of $4 million to income from continuing operations and net income attributable to company in the first quarter of 2008, an increase of $686 million to income from continuing operations and net income attributable to company in 2008, and a net increase of $630 million to beginning retained earnings as of January 1, 2009. Diluted income per share for 2008 increased by $0.76 as a result of the adoption of FSP APB 14-1.  These notes were converted and settled during the third quarter of 2008.
On January 1, 2009, we adopted FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  According to the provisions of FSP EITF 03-6-1, we restated prior periods’ basic and diluted earnings per share to include such outstanding unvested restricted shares of our common stock in the basic weighted average shares outstanding calculation.  Upon adoption, both basic and diluted income per share for the first quarter of 2008 and full year 2008 decreased by $0.01 for continuing operations and net income attributable to company shareholders.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our condensed consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, we adopted without material impact on our condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective April 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in our June 30, 2009 financial statements.
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
The risk factors discussed below update the risk factors previously disclosed in our 2008 annual report on Form 10-K.

RISK FACTORS

Foreign Corrupt Practices Act Investigations
Background.  As a result of an ongoing FCPA investigation at the time of the KBR separation, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of the Bonny Island project.
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

DOJ and SEC investigations resolved.  In February 2009, the FCPA investigations by the DOJ and the SEC were resolved with respect to KBR and us. The DOJ and SEC investigations resulted from allegations of improper payments to government officials in Nigeria in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.
The DOJ investigation was resolved with respect to us with a non-prosecution agreement in which the DOJ agreed not to bring FCPA or bid coordination-related charges against us with respect to the matters under investigation, and in which we agreed to continue to cooperate with the DOJ’s ongoing investigation and to refrain from and self-report certain FCPA violations.  The DOJ agreement does not provide a monitor for us.
As part of the resolution of the SEC investigation, we have retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we will adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by or agreed upon with the independent consultant. In 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, United Kingdom, and Switzerland regarding the Bonny Island project.
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
At this time, no claims by governmental authorities in foreign jurisdictions have been asserted against KBR.  Therefore, we are unable to estimate the maximum potential amount of future payments that could be required to be made under our indemnity to KBR related to these matters.  See Note 2 to the condensed consolidated financial statements for additional information.

Barracuda-Caratinga Arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of March 31, 2009 and December 31, 2008.  See Note 2 to the condensed consolidated financial statements for additional information regarding the KBR indemnification.

At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  A key issue in the arbitration is which party is responsible for the designation of the material to be used for the bolts.  We understand that KBR believes that an instruction to use the particular bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending and pursuing recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing in March 2008 and took evidence and arguments under advisement.  We understand that the arbitration panel anticipates issuing a decision during the second quarter of 2009 regarding the issues presented at the evidentiary hearing in March 2008.

Worldwide recession and effect on exploration and production activity
The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets have led to a worldwide economic recession that could continue for an extended period of time.  The slowdown in economic activity caused by the recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.  This reduction in demand could continue through 2009 and beyond.  Crude oil prices declined from record levels in July 2008 of approximately $145 per barrel to levels as low as $30 per barrel toward the end of 2008.  As of April 21, 2009, crude oil prices were $46.65 per barrel.  Natural gas spot prices peaked at $13.72 per mcf in 2008 and then fell to an average of $6.02 per mcf toward the end of 2008.  As of April 21, 2009, natural gas spot prices had fallen even further to $3.54 per mcf. Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.  Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

Customer receivables
In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customer’s cash flow from operations and their access to the credit markets.  For example, we have seen an increased delay in receiving payment on our receivables from one of our significant national oil company customers in Latin America due to the economic recession and decrease in commodity prices.  If our customers delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates, and commodity prices.  We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures.  The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency rates.  Our use of derivative instruments entails the following types of market risk:
-	volatility of the currency rates;
-	counterparty credit risk;
-	time horizon of the derivative instruments; and
-	the type of derivative instruments used.
We do not use derivative instruments for trading purposes.  We do not consider any of these risk management activities to be material.

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Forward-Looking Information and Risk Factors,” and in Notes 2 and 7 to the condensed consolidated financial statements.

Item 1(a).  Risk Factors
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Forward-Looking Information and Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2009.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs
January 1-31	101,832	$18.76	–
February 1-28	11,568	$17.98	–
March 1-31	48,930	$16.36	–
Total	162,330	$17.98	–

(a) All of the 162,330 shares purchased during the three-month period ended March 31, 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits

4.1
Fifth Supplemental Indenture, dated as of March 13, 2009, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 13, 2009, File No. 1-3492).

4.2	Form of Global Note for Halliburton’s 6.15% Senior Notes due 2019 (included as part of Exhibit 4.1).

4.3	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.1).

10.1
Underwriting Agreement, dated March 10, 2009, among Halliburton and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Greenwich Capital Markets, Inc., as representatives of the several underwriters identified therein (incorporated by reference to Exhibit 1.1 to Halliburton’s Form 8-K filed March 13, 2009, File No. 1-3492).

* 10.2	Resignation, General Release and Settlement Agreement (C. Christopher Gaut).

* 12.1	Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

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

Date:  April 24, 2009