Form 10-Q/A
period 2009-06-30
HALLIBURTON CO
filed 2009-07-30
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer Non-accelerated filer	[X] [ ]	Accelerated filer Smaller reporting company	[ ] [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes              No     X

As of July 17, 2009, 901,714,840 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on July 24, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):  (i) the unaudited Condensed Consolidated Statements of Operations, (ii) the unaudited Condensed Consolidated Balance Sheets, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.  No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits

10.1	Halliburton Company Stock and Incentive Plan, as amended and restated effective
February 11, 2009 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 6, 2009, File No. 1-3492).

10.2	Halliburton Company Employee Stock Purchase Plan, as amended and restated effective
February 11, 2009 (incorporated by reference to Appendix C of Halliburton’s proxy statement filed April 6, 2009, File No. 1-3492).

10.3	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 99.2 of Halliburton’s Form S-8 filed May 21, 2009, Registration No. 333-159394).

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 of
Halliburton’s Form S-8 filed May 21, 2009, Registration No. 333-159394).

10.5	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.4 of
Halliburton’s Form S-8 filed May 21, 2009, Registration No. 333-159394).

10.6	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.5 of Halliburton’s Form S-8 filed May 21, 2009, Registration No. 333-
159394).

* 12.1	Computation of Ratio of Earnings to Fixed Charges

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on July 24, 2009
**	Furnished with our Form 10-Q as filed on July 24, 2009
***	Furnished with this Form 10-Q/A

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

Date:  July 30, 2009