Form 10-Q
period 2009-09-30
HALLIBURTON CO
filed 2009-10-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 001-03492

HALLIBURTON COMPANY

(a Delaware corporation)
75-2677995

3000 North Sam Houston Parkway East
Houston, Texas  77032
(Address of Principal Executive Offices)

Telephone Number – Area Code (281) 871-2699

1401 McKinney, Suite 2400, Houston, Texas 77010
(Former Address, if Changed Since Last Report)

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

Large accelerated filer[X] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of October 16, 2009, 901,928,366 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars and shares except per share data	2009	2008	2009	2008
Revenue:
Services	$2,645	$3,608	$8,137	$9,864
Product sales	943	1,245	2,852	3,505
Total revenue	3,588	4,853	10,989	13,369
Operating costs and expenses:
Cost of services	2,270	2,670	6,845	7,423
Cost of sales	796	1,055	2,431	2,940
General and administrative	49	78	149	221
Gain on sale of assets, net	(1)	(1)	(2)	(62)
Total operating costs and expenses	3,114	3,802	9,423	10,522
Operating income	474	1,051	1,566	2,847
Interest expense	(80)	(35)	(215)	(119)
Interest income	3	6	8	35
Other, net	(4)	(4)	(23)	(7)
Income from continuing operations before income taxes
and noncontrolling interest	393	1,018	1,336	2,756
Provision for income taxes	(124)	(343)	(420)	(869)
Income from continuing operations	269	675	916	1,887
Loss from discontinued operations, net of income
tax benefit (provision) of $2, $(1), $3, and $(1)	(3)	−	(5)	(115)
Net income	$266	$675	$911	$1,772
Noncontrolling interest in net income of subsidiaries	(4)	(3)	(9)	(16)
Net income attributable to company	$262	$672	$902	$1,756
Amounts attributable to company shareholders:
Income from continuing operations	$265	$672	$907	$1,871
Loss from discontinued operations, net	(3)	−	(5)	(115)
Net income attributable to company	$262	$672	$902	$1,756
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.29	$0.76	$1.01	$2.13
Loss from discontinued operations, net	−	−	(0.01)	(0.13)
Net income per share	$0.29	$0.76	$1.00	$2.00
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.29	$0.74	$1.01	$2.05
Loss from discontinued operations, net	−	−	(0.01)	(0.13)
Net income per share	$0.29	$0.74	$1.00	$1.92

Cash dividends per share	$0.09	$0.09	$0.27	$0.27
Basic weighted average common shares outstanding	902	882	899	879
Diluted weighted average common shares outstanding	904	908	901	913
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Millions of dollars and shares except per share data	2009	2008
Assets
Current assets:
Cash and equivalents	$1,675	$1,124
Receivables (less allowance for bad debts of $89 and $60)	3,098	3,795
Inventories	1,716	1,828
Investments in marketable securities	1,515	–
Current deferred income taxes	198	246
Other current assets	497	418
Total current assets	8,699	7,411
Property, plant, and equipment, net of accumulated depreciation of $5,067 and $4,566	5,564	4,782
Goodwill	1,093	1,072
Other assets	981	1,120
Total assets	$16,337	$14,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$800	$898
Accrued employee compensation and benefits	487	643
Deferred revenue	194	231
Department of Justice (DOJ) and Securities and Exchange Commission (SEC) settlement
and indemnity, current	190	373
Current maturities of long-term debt	–	26
Other current liabilities	513	610
Total current liabilities	2,184	2,781
Long-term debt	4,573	2,586
Employee compensation and benefits	466	539
Other liabilities	538	735
Total liabilities	7,761	6,641
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,067 shares	2,667	2,666
Paid-in capital in excess of par value	397	484
Accumulated other comprehensive loss	(202)	(215)
Retained earnings	10,702	10,041
Treasury stock, at cost – 165 and 172 shares	(5,015)	(5,251)
Company shareholders’ equity	8,549	7,725
Noncontrolling interest in consolidated subsidiaries	27	19
Total shareholders’ equity	8,576	7,744
Total liabilities and shareholders’ equity	$16,337	$14,385
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
Millions of dollars	2009	2008
Cash flows from operating activities:
Net income	$911	$1,772
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	677	535
Payments of DOJ and SEC settlement and indemnity	(369)	–
Provision for deferred income taxes, continuing operations	164	268
Other changes:
Receivables	737	(628)
Inventories	114	(365)
Accounts payable	(111)	204
Other	(493)	(139)
Total cash flows from operating activities	1,630	1,647
Cash flows from investing activities:
Sales (purchases) of investments in marketable securities	(1,518)	388
Capital expenditures	(1,390)	(1,305)
Acquisitions of assets, net of cash acquired	(37)	(408)
Other investing activities	93	96
Total cash flows from investing activities	(2,852)	(1,229)
Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs	1,975	1,189
Payments of dividends to shareholders	(243)	(239)
Payments on long-term borrowings	(30)	(1,896)
Payments to reacquire common stock	(12)	(504)
Other financing activities	100	165
Total cash flows from financing activities	1,790	(1,285)
Effect of exchange rate changes on cash	(17)	(7)
Increase (decrease) in cash and equivalents	551	(874)
Cash and equivalents at beginning of period	1,124	1,847
Cash and equivalents at end of period	$1,675	$973
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$226	$117
Income taxes from continuing operations	$437	$738
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2009, the results of our operations for the three and nine months ended September 30, 2009 and 2008, and our cash flows for the nine months ended September 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 may not be indicative of results for the full year.
We have evaluated subsequent events through October 23, 2009, the date of issuance of the condensed consolidated financial statements.
In the first quarter of 2009, we reclassified certain services between our operating segments to re-establish a new service offering.  In addition, during the first nine months of 2009, we adopted the provisions of new accounting standards.  See Notes 3 and 11 for further information.  All prior periods presented have been restated to reflect these changes.

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
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement and a tax sharing agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and our responsibility for liabilities unrelated to KBR’s business.  We provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
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
In February 2009, the United States Department of Justice (DOJ) and Securities and Exchange Commission (SEC) FCPA investigations were resolved.  The total of fines and disgorgement was $579 million, of which KBR consented to pay $20 million.  As of September 30, 2009, we had paid $369 million, consisting of $192 million as a result of the DOJ settlement and the indemnity we provided to KBR upon separation and $177 million as a result of the SEC settlement.  Our KBR indemnities and guarantees are primarily included in “Department of Justice (DOJ) and Securities and Exchange Commission (SEC) settlement and indemnity, current” and “Other liabilities” on the condensed consolidated balance sheets and totaled $262 million at September 30, 2009 and $631 million at December 31, 2008.  Excluding the remaining amounts necessary to resolve the DOJ and SEC investigations and under the indemnity we provided to KBR, our estimation of the remaining obligation for other indemnities and guarantees provided to KBR upon separation was $72 million at September 30, 2009.  See Note 7 for further discussion of the FCPA and Barracuda-Caratinga matters.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2009	2008	2009	2008
Revenue:
Completion and Production	$1,821	$2,579	$5,601	$7,058
Drilling and Evaluation	1,767	2,274	5,388	6,311
Total revenue	$3,588	$4,853	$10,989	$13,369

Operating income:
Completion and Production	$240	$633	$846	$1,674
Drilling and Evaluation	283	499	871	1,412
Total operations	523	1,132	1,717	3,086
Corporate and other	(49)	(81)	(151)	(239)
Total operating income	$474	$1,051	$1,566	$2,847
Interest expense	(80)	(35)	(215)	(119)
Interest income	3	6	8	35
Other, net	(4)	(4)	(23)	(7)
Income from continuing operations before
income taxes and noncontrolling interest	$393	$1,018	$1,336	$2,756

Receivables
As of September 30, 2009, 23% of our gross trade receivables were from customers in the United States.  As of December 31, 2008, 34% of our gross trade receivables were from customers in the United States.

Note 4.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $72 million at September 30, 2009 and $92 million at December 31, 2008.  If the average cost method was used, total inventories would have been $33 million higher than reported at September 30, 2009 and $31 million higher than reported at December 31, 2008.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2009	2008
Finished products and parts	$1,137	$1,312
Raw materials and supplies	550	446
Work in process	29	70
Total	$1,716	$1,828

Finished products and parts are reported net of obsolescence reserves of $100 million at September 30, 2009 and $81 million at December 31, 2008.

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

Note 6.  Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2008	$7,744	$7,725	$19
Transactions with shareholders	151	152	(1)
Comprehensive income:
Net income	911	902	9
Other comprehensive income	13	13	–
Total comprehensive income	924	915	9
Dividends paid on common stock	(243)	(243)	–
Balance at September 30, 2009	$8,576	$8,549	$27

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2007	$6,966	$6,873	$93
Share repurchases	(481)	(481)	–
Other transactions with shareholders	(534)	(485)	(49)
Comprehensive income:
Net income	1,772	1,756	16
Other comprehensive income	3	3	–
Total comprehensive income	1,775	1,759	16
Dividends paid on common stock	(239)	(239)	–
Balance at September 30, 2008	$7,487	$7,427	$60

The following table summarizes comprehensive income for the quarterly periods presented.

	Three Months Ended
	September 30
Millions of dollars	2009	2008
Net income	$266	$675
Other comprehensive loss	(4)	(1)
Total comprehensive income	262	674
Comprehensive income attributable to noncontrolling interest	4	3
Comprehensive income attributable to company	$258	$671

Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2009	2008
Defined benefit and other postretirement liability adjustments	$(138)	$(151)
Cumulative translation adjustments	(64)	(60)
Unrealized losses on investments	–	(4)
Total accumulated other comprehensive loss	$(202)	$(215)

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
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR), each of which had an approximate 25% beneficial interest in the venture.  Part of KBR’s ownership in TSKJ was held through M.W. Kellogg Limited (MWKL), a United Kingdom joint venture and subcontractor on the Bonny Island project, in which KBR beneficially owns a 55% interest.  TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy).
DOJ and SEC investigations resolved.  In February 2009, the FCPA investigations by the DOJ and the SEC were resolved with respect to KBR and us.  The DOJ and SEC investigations resulted from allegations of improper payments to government officials in Nigeria in connection with the construction and subsequent expansion by TSKJ of the Bonny Island project.
The DOJ investigation was resolved with respect to us with a non-prosecution agreement in which the DOJ agreed not to bring FCPA or bid coordination-related charges against us with respect to the matters under investigation, and in which we agreed to continue to cooperate with the DOJ’s ongoing investigation and to refrain from and self-report certain FCPA violations.  The DOJ agreement did not provide a monitor for us.
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s immediate recommendations and will implement the remaining long-term recommendations over the next year.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures and to recommend any additional improvements.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, the United Kingdom, and Switzerland regarding the Bonny Island project.  In the United Kingdom, the Serious Fraud Office (SFO) is considering civil claims or criminal prosecution under various United Kingdom laws and appears to be focused on the actions of MWKL, among others.  Violations of these laws could result in fines, restitution and confiscation of revenues, among other penalties, some of which could be subject to our indemnification obligations under the master separation agreement. Our indemnity for penalties under the master separation agreement with respect to MWKL is limited to 55% of such penalties, which is KBR’s beneficial ownership interest in MWKL.  Whether the SFO pursues civil or criminal claims, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed would depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.

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
Our indemnity of KBR and its majority-owned subsidiaries continues with respect to other investigations within the scope of our indemnity. Our indemnification obligation to KBR does not include losses resulting from third-party claims against KBR, including claims for special, indirect, derivative or consequential damages, nor does our indemnification apply to damage to KBR’s business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of KBR or KBR’s current or former subsidiaries.
At this time, other than the claims being considered by the SFO, no claims by governmental authorities in foreign jurisdictions have been asserted against the indemnified parties.  Therefore, we are unable to estimate the maximum potential amount of future payments that could be required to be made under our indemnity to KBR and its majority-owned subsidiaries related to these matters. See Note 2 for additional information.
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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending this matter and has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties and the arbitration panel are now in discussion regarding the future course of the arbitration proceedings with respect to the issues of liability and damages.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of September 30, 2009 and December 31, 2008.  See Note 2 for additional information regarding the KBR indemnification.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion and the order denying class certification is currently on appeal.  The case will remain stayed in the district court pending the outcome of the appeal.  As of September 30, 2009, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas naming as defendants various current and retired Halliburton directors and officers and current KBR directors.  These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty to the detriment of Halliburton and its shareholders by failing to properly exercise oversight responsibilities and establish adequate internal controls.  The petitions contain various allegations of resulting wrongdoing, including violations of the FCPA and claimed KBR offenses under United States government contracts.  As of September 30, 2009, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  At September 30, 2009, we had not recorded any liability associated with these indemnifications.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $54 million as of September 30, 2009 and $64 million as of December 31, 2008.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability.  As of September 30, 2009, those 10 sites accounted for approximately $14 million of our total $54 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Letters of credit
In the normal course of business, we have agreements with financial institutions under which approximately $2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2009, including $394 million of surety bonds related to Venezuela.  In addition, $554 million of the total $2 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of shares	2009	2008	2009	2008
Basic weighted average common shares outstanding	902	882	899	879
Dilutive effect of:
Convertible senior notes premium	–	22	–	30
Stock options	2	4	2	4
Diluted weighted average common shares outstanding	904	908	901	913

Excluded from the computation of diluted income per share are options to purchase six million and eight million shares of common stock that were outstanding during the three and nine months ended September 30, 2009 and two million shares during both the three and nine months ended September 30, 2008.  These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 9.  Fair Value of Financial Instruments
During the second quarter of 2009, we purchased $1.5 billion in United States Treasury securities with maturities that extend through September 2010.  These securities are accounted for as available-for-sale and recorded at fair value in “Investments in marketable securities” on the condensed consolidated balance sheet at September 30, 2009.
The fair value of $426 million and $412 million of our long-term debt at September 30, 2009 and December 31, 2008 was calculated based on the fair value of other actively-traded, Halliburton debt.  The carrying amount of cash and equivalents, receivables, short-term notes payable, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair market value due to the short maturities of these instruments.  The following table presents the fair values of our other financial assets and liabilities and the basis for determining their fair values:

			Quoted prices
			in active	Significant
			markets for	observable inputs
	Carrying		identical assets	for similar assets or
Millions of dollars	Value	Fair value	or liabilities	liabilities
September 30, 2009
Marketable securities	$1,515	$1,515	$1,515	$–
Long-term debt	4,573	5,304	4,878	426
December 31, 2008
Long-term debt	$2,612	$2,826	$2,414	$412

Note 10.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2009 and September 30, 2008 were as follows:

	Three Months Ended September 30
	2009		2008
Millions of dollars	United States	International	United States	International
Service cost	$–	$6	$–	$7
Interest cost	1	10	2	13
Expected return on plan assets	(1)	(8)	(2)	(11)
Settlements/curtailments	–	–	–	(6)
Recognized actuarial loss	–	1	1	1
Net periodic benefit cost	$–	$9	$1	$4

	Nine Months Ended September 30
	2009		2008
Millions of dollars	United States	International	United States	International
Service cost	$–	$19	$–	$20
Interest cost	4	31	5	39
Expected return on plan assets	(5)	(25)	(6)	(34)
Settlements/curtailments	1	1	–	(6)
Recognized actuarial loss	1	3	3	4
Net periodic benefit cost	$1	$29	$2	$23

During the nine months ended September 30, 2009, we contributed $77 million to our international pension plans, including a discretionary contribution of $66 million to our United Kingdom pension plans in the third quarter of 2009.  We currently expect to contribute an additional $14 million to our international pension plans in 2009.  We made discretionary contributions of approximately $13 million to our United States pension plans during the first nine months ended 2009 and do not expect to make further contributions to these plans in 2009.

Effective June 30, 2009, we amended our United Kingdom pension plan to cease benefit accruals related to service thereafter, resulting in a $32 million decrease in the projected benefit obligation and a $24 million decrease, net of tax, in accumulated other comprehensive loss.

Note 11.  New Accounting Standards
Accounting standards recently adopted
On June 30, 2009, in our condensed consolidated financial statements, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.
On June 30, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.
On January 1, 2009, we adopted the provisions of a new accounting standard, which establishes new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parent’s equity.  Noncontrolling interest has been presented as a separate component of shareholders’ equity for the current reporting period and prior comparative period in our condensed consolidated financial statements.
On January 1, 2009, we adopted an update to existing accounting standards for business combinations.  The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  In April 2009, the Financial Accounting Standards Board (FASB) issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009.
On January 1, 2009, we adopted an update to accounting standards related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The update clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon adopting the update, we retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods.

In applying this update, $63 million of the carrying value of our 3.125% convertible senior notes due July 2023 was reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount was accreted to interest expense over the five-year term of the notes.  Accordingly, $14 million of additional non-cash interest expense, or $0.01 per diluted share, was recorded in 2006 and 2007 and $7 million of additional non-cash interest expense was recorded in 2008, all during the first six months of the year. Furthermore, under the provisions of this update, the $693 million loss to settle our convertible debt recorded in the third quarter of 2008 was reversed and recorded to additional paid-in capital.  This resulted in an increase of $686 million to income from continuing operations and net income attributable to company in the first nine months of 2008 and full year 2008 and a net increase of $630 million to beginning retained earnings as of January 1, 2009. Diluted income per share for the first nine months of 2008 and full year 2008 increased by $0.76 as a result of the adoption.  These notes were converted and settled during the third quarter of 2008.
On January 1, 2009, we adopted an update to accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities.  This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  According to the provisions of this update, we restated prior periods’ basic and diluted earnings per share to include such outstanding unvested restricted shares of our common stock in the basic weighted average shares outstanding calculation.  Upon adoption, both basic and diluted income per share for the first nine months of 2008 and full year 2008 decreased by $0.01 for continuing operations and net income attributable to company shareholders.
In September 2006, the FASB issued a new accounting standard for fair value measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  The standard applies to other accounting standards that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued an update to the new standard for fair value measurements that provides guidance on the application of the new standard to other standards that address fair value measurements for purposes of lease classification or measurement.  This update removes certain leasing transactions from the scope of the new accounting standard for fair value measurements.  Further, an additional update was issued which deferred the effective date of the new standard for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued an update to the original standard related to determining the fair value of a financial asset when the market for that asset is not active, which clarifies the application of the fair value measurement standard in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our condensed consolidated financial statements the provisions of the fair value measurement standard related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, we adopted without material impact on our condensed consolidated financial statements the provisions of the fair value measurement standard related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the original standard.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this update does not include assets and liabilities measured under level 1 inputs.  We adopted this update on June 30, 2009 prospectively to all fair value measurements as appropriate without material impact on our condensed consolidated financial statements.

Accounting standards not yet adopted
In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We have not yet determined the impact on our condensed consolidated financial statements.
In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.  The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.  This standard clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009.  We will adopt the standard on January 1, 2010 and have not yet determined the impact on our condensed consolidated financial statements.
In December 2008, the FASB issued an update to accounting standards related to an employer’s disclosures about postretirement benefit plan assets.  This update amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this update is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The update is effective for fiscal years ending after December 15, 2009.  We will adopt the new disclosure requirements in the 2009 annual reporting period.

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

The business operations of our segments are organized around four primary geographic regions:  North America, Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Continental Europe, Malaysia, Mexico, Brazil, and Singapore.  With approximately 51,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first nine months of 2009, we produced revenue of $11 billion and operating income of $1.6 billion, reflecting an operating margin of 14%.  Revenue decreased $2.4 billion or 18% from the first nine months of 2008, while operating income decreased $1.3 billion or 45% from the first nine months of 2008.  These decreases were caused by a decline in our customers’ capital spending as a result of the global recession and its impact on commodity prices, which resulted in severe margin contraction.
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
In North America, the industry experienced an unprecedented decline in drilling activity during the first nine months of 2009.  As of October 16, United States rig counts were approximately 49% below 2008 highs.  Weak domestic gas demand coupled with the productivity of new shale resources has led to natural gas storage reaching record levels.  We believe that a significant improvement in the natural gas market in the next few quarters is unlikely without the resurgence of broad economic demand and supportive winter withdrawal and supply patterns.  Although we have recently seen signs of prices stabilizing for some of our service offerings, we continued to see pricing pressures during the third quarter of 2009.  We anticipate that pricing for our services will remain under pressure until gas-directed drilling activity stabilizes.

Outside of North America, rig count has declined approximately 11% from 2008 highs.  Although we are seeing some of our customers’ projects move forward and this year have won a number of contract awards, we believe there is still a risk of a further decline in international activity in the coming quarters.  We believe operators will not materially increase their spending levels despite some recent stabilization in commodity prices without compelling evidence of a recovery in hydrocarbon demand.  As a result, they continue to reduce capital expenditures by deferring projects and exerting pricing pressure on oil service providers.  We continue to believe that margins could be under pressure throughout 2010 based on our knowledge of lower pricing in recent competitive tendering activity for work that will begin later in 2009 and into next year.
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
Financial markets, liquidity, and capital resources
In 2009, the global financial markets continue to be volatile.  While this has created additional risks for our business, we believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near- and mid-term negative impact on our operations.  To provide additional liquidity and flexibility in the current environment, we issued $2 billion in senior notes during the first quarter of 2009 and invested $1.5 billion in United States Treasury securities during the second quarter of 2009.  For additional information, see “Liquidity and Capital Resources,” “Risk Factors,” “Business Environment and Results of Operations,” and Notes 5 and 9 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2009 with cash and equivalents of $1.7 billion compared to $1.1 billion at December 31, 2008.
Significant sources of cash
Cash flows from operating activities contributed $1.6 billion to cash in the first nine months of 2009.
In March 2009, we issued senior notes due 2039 totaling $1 billion and senior notes due 2019 totaling $1 billion.
We received payments of $90 million for our asbestos-related insurance settlements in the third quarter of 2009.
Further available sources of cash.  We have an unsecured $1.2 billion, five-year revolving credit facility to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of September 30, 2009.  In addition, we have $1.5 billion in United States Treasury securities that will be maturing at various dates through September 2010.

Significant uses of cash
Capital expenditures were $1.4 billion in the first nine months of 2009 and were predominantly made in the drilling services, production enhancement, wireline and perforating, and cementing product service lines.
We purchased $1.5 billion in United States Treasury securities with varying maturity dates during the second quarter of 2009.
We paid $369 million to the Department of Justice (DOJ) and Securities and Exchange Commission (SEC) in the first nine months of 2009 related to the settlements with them and under the indemnity provided to KBR, Inc. (KBR) upon separation.
We paid $243 million in dividends to our shareholders in the first nine months of 2009.
We contributed an additional $66 million to an international pension plan in July 2009.
Future uses of cash.  We have approximately $1.8 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
Capital spending for 2009 is expected to be approximately $1.8 billion.  The capital expenditures plan for 2009 is primarily directed toward our drilling services, production enhancement, wireline and perforating, and cementing product service lines and toward retiring old equipment to replace it with new equipment to improve our fleet reliability and efficiency.  We are currently exploring opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.
As a result of the resolution of the DOJ and SEC Foreign Corrupt Practices Act (FCPA) investigations, we will pay a total of $190 million in equal installments over the next four quarters for the settlement with the DOJ and under the indemnity provided to KBR upon separation.  See Notes 2 and 7 to our condensed consolidated financial statements for more information.
Subject to Board of Directors approval, we expect to pay quarterly dividends of approximately $80 million through 2009.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with financial institutions under which approximately $2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2009, including $394 million of surety bonds related to Venezuela.  In addition, $554 million of the total $2 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market.  Our $1.7 billion of cash and equivalents and $1.5 billion in investments in marketable securities as of September 30, 2009 provide sufficient liquidity and flexibility, given the current market environment.  Our debt maturities extend over a long period of time.  We currently have a total of $1.2 billion of committed bank credit under our revolving credit facility to support our operations and any commercial paper we may issue in the future.  We have no financial covenants or material adverse change provisions in our bank agreements.  Currently, there are no borrowings under the revolving credit facility.
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
Customer receivables.  In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customer’s cash flow from operations and their access to the credit markets.  For example, we have seen a delay in receiving payment on our receivables from one of our primary customers in Venezuela.  If our customers delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first nine months of 2009, based upon the location of the services provided and products sold, 36% of our consolidated revenue was from the United States.  In the first nine months of 2008, 43% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2009	2008	2008
West Texas Intermediate	$68.20	$117.88	$99.57
United Kingdom Brent	68.20	114.83	96.85

Average United States Gas Prices (dollars per thousand cubic feet, or mcf)
Henry Hub	$3.26	$9.29	$9.13

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Land vs. Offshore	2009	2008	2009	2008
United States:
Land	940	1,910	1,032	1,807
Offshore	34	68	46	64
Total	974	1,978	1,078	1,871
Canada:
Land	186	431	201	369
Offshore	1	1	1	1
Total	187	432	202	370
International (excluding Canada):
Land	699	796	718	778
Offshore	270	299	275	297
Total	969	1,095	993	1,075
Worldwide total	2,130	3,505	2,273	3,316
Land total	1,825	3,137	1,951	2,954
Offshore total	305	368	322	362

	Three Months Ended		Nine Months Ended
	September 30		September 30
Oil vs. Natural Gas	2009	2008	2009	2008
United States:
Oil	279	398	253	367
Natural Gas	695	1,580	825	1,504
Total	974	1,978	1,078	1,871
Canada:
Oil	105	177	90	158
Natural Gas	82	255	112	212
Total	187	432	202	370
International (excluding Canada):
Oil	756	849	774	831
Natural Gas	213	246	219	244
Total	969	1,095	993	1,075
Worldwide total	2,130	3,505	2,273	3,316
Oil total	1,140	1,424	1,117	1,356
Natural Gas total	990	2,081	1,156	1,960

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Lower oil and natural gas prices usually translate into lower exploration and production budgets.  The opposite is true for higher oil and natural gas prices.

WTI oil spot prices fell from a high of approximately $145 per barrel in July 2008 to a low of approximately $30 per barrel in December 2008.  Since then prices have begun to rebound.  As noted above, during the three months ended September 30, 2009, spot prices averaged $68.20 per barrel.  As of October 21, 2009 the WTI oil spot price was $81.04 per barrel.  According to the International Energy Agency’s (IEA) October 2009 “Oil Market Report,” the economic contraction has weakened, contributing to expectations of commodity price stabilization during the remainder of 2009.  The IEA has forecasted world petroleum demand to increase slightly during the last quarter of 2009 and expects 2010 demand to increase 2% over 2009 levels.  Although 2010 world petroleum demand is expected to be higher than 2009, demand next year will be less than 2008 levels. Despite the overall decline in oil and natural gas prices from 2008 levels and reduction in our customers’ capital spending, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
North America operations.  Volatility in natural gas prices can impact our customers' drilling and production activities, particularly in North America.  In the first nine months of 2009, we experienced an unprecedented decline in drilling activity as the United States rig count, as of October 16, 2009, dropped approximately 49% from 2008 highs.  Correlating with this decline, the Henry Hub spot price decreased from an average of $9.13 per mcf in 2008 to $3.06 per mcf in September 2009.  As of October 21, 2009, the Henry Hub spot price was $4.94 per mcf.  Weak domestic gas demand coupled with the productivity of new shale resources has led to natural gas storage reaching record levels.  We believe that a significant improvement in the natural gas market in the next few quarters is unlikely without the resurgence of broad economic demand and supportive winter withdrawal and supply patterns.  Although we have recently seen signs of prices stabilizing for some of our service offerings, we continued to see pricing pressures during the third quarter of 2009.  We anticipate that pricing for our services will remain under pressure until gas-directed drilling activity stabilizes.
International operations.  Consistent with our long-term strategy to grow our operations outside of North America, we expect to continue to invest capital related to our international operations.  However, as of September 30, 2009, rig count had declined approximately 11% from 2008 highs.  Although we are seeing some of our customers’ projects move forward and this year have won a number of contract awards, we believe there is still a risk of a further decline in international activity in the coming quarters.  We believe operators will not materially increase their spending levels despite some recent stabilization in commodity prices without compelling evidence of a recovery in hydrocarbon demand.  As a result, they continue to reduce capital expenditures by deferring projects and exerting pricing pressure on oil service providers.  We continue to believe that margins could be under pressure throughout 2010 based on our knowledge of lower pricing in recent competitive tendering activity for work that will begin later in 2009 and into next year.
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

-	expanding our business with national oil companies; and
-	minimizing discretionary spending.

Recent contract wins positioning us to grow our operations over the long term include:
-	a two-year, $229 million contract with multiple extension options, to provide drilling fluids and associated services in Norway;
-
a three-year contract renewal for continued access to a broad suite of software technology and petro-technical consulting services for the development, deployment, and ongoing global support of exploration and production technology and workflows;

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

-	a five-year, $190 million contract to provide drilling fluid, completion fluid, and drilling waste management services for Petrobras in the offshore markets of Brazil;
-	a five-year, $100 million contract to provide directional-drilling and logging-while-drilling services in the Middle East;
-	a contract award in Algeria to provide integrated project management services for a number of delineation wells initially with the potential to expand to 120 wells for full field development;
-	a four-year contract to provide directional-drilling, measurement-while-drilling, and logging-while-drilling, along with drilling fluids and cementing services in Russia; and
-	a multi-year contract scheduled to commence in 2010 to provide completion products and services and drilling and completion fluids in the deepwater, offshore fields of Angola.

RESULTS OF OPERATIONS IN 2009 COMPARED TO 2008

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

	Three Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$1,821	$2,579	$(758)	(29)%
Drilling and Evaluation	1,767	2,274	(507)	(22)
Total revenue	$3,588	$4,853	$(1,265)	(26)%

By geographic region:
Completion and Production:
North America	$807	$1,456	$(649)	(45)%
Latin America	223	271	(48)	(18)
Europe/Africa/CIS	483	519	(36)	(7)
Middle East/Asia	308	333	(25)	(8)
Total	1,821	2,579	(758)	(29)
Drilling and Evaluation:
North America	478	790	(312)	(39)
Latin America	319	376	(57)	(15)
Europe/Africa/CIS	529	613	(84)	(14)
Middle East/Asia	441	495	(54)	(11)
Total	1,767	2,274	(507)	(22)
Total revenue by region:
North America	1,285	2,246	(961)	(43)
Latin America	542	647	(105)	(16)
Europe/Africa/CIS	1,012	1,132	(120)	(11)
Middle East/Asia	749	828	(79)	(10)

	Three Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$240	$633	$(393)	(62)%
Drilling and Evaluation	283	499	(216)	(43)
Corporate and other	(49)	(81)	32	40
Total operating income	$474	$1,051	$(577)	(55)%

By geographic region:
Completion and Production:
North America	$9	$404	$(395)	(98)%
Latin America	45	59	(14)	(24)
Europe/Africa/CIS	107	93	14	15
Middle East/Asia	79	77	2	3
Total	240	633	(393)	(62)
Drilling and Evaluation:
North America	28	165	(137)	(83)
Latin America	52	75	(23)	(31)
Europe/Africa/CIS	94	112	(18)	(16)
Middle East/Asia	109	147	(38)	(26)
Total	283	499	(216)	(43)
Total operating income by region
(excluding Corporate and other):
North America	37	569	(532)	(93)
Latin America	97	134	(37)	(28)
Europe/Africa/CIS	201	205	(4)	(2)
Middle East/Asia	188	224	(36)	(16)
Note	–	All periods presented reflect the movement of certain operations from the Completion and Production segment to the Drilling and Evaluation segment during the first quarter of 2009.

The 26% decline in consolidated revenue in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to pricing declines and lower demand for our products and services in North America as the result of a significant reduction in rig count.  Despite an approximate 52% reduction in average rig count in North America from the third quarter of 2008, we only experienced a 43% decline in North America revenue from the third quarter of 2008.  International revenue was 67% of consolidated revenue in the third quarter of 2009 and 57% of consolidated revenue in the third quarter of 2008.
The decrease in consolidated operating income compared to the third quarter of 2008 primarily stemmed from a decline in North America due to a reduction in rig count and severe margin contraction and a $28 million charge associated with employee separation costs partially offset by savings from cost reductions.  Operating income in the third quarter of 2008 was negatively impacted by hurricanes in the Gulf of Mexico by approximately $52 million.

Following is a discussion of our results of operations by reportable segment.
Completion and Production decrease in revenue compared to the third quarter of 2008 was a result of pricing declines and lower demand for our products and services in North America.  North America revenue fell 45% primarily on a drop in demand for production enhancement services and cementing services in the United States.  In addition, Canada experienced declines in demand for production enhancement services.  Latin America revenue decreased 18% with increased demand for production enhancement services and cementing services in Mexico outweighed by declines in completion tools and services in Brazil and all product service lines in Venezuela.  Europe/Africa/CIS revenue decreased 7% on a decline in demand for completion tools and services in Africa and production enhancement services in both the North Sea and Russia partially offset by higher demand for intelligent well completions products and services in Europe.  Middle East/Asia revenue fell 8% largely due to a decrease in demand for production enhancement and cementing services in Oman and lower activity for production enhancement services in India.  International revenue was 58% of total segment revenue in the third quarter of 2009 and 47% of total segment revenue in the third quarter of 2008.
The Completion and Production segment operating income decrease compared to the third quarter of 2008 was primarily due to the North America region, where operating income fell largely due to pricing declines and significant reductions in rig count resulting in lower demand for our products and services.  Latin America operating income decreased 24% due to lower demand for completion tools and services in Brazil.  Europe/Africa/CIS operating income increased 15% due to higher demand for intelligent well completions products and services.  Middle East/Asia operating income increased 3% due to higher demand for completion tools and services and increased activity for cementing services in Asia.
Drilling and Evaluation revenue decrease compared to the third quarter of 2008 was a result of pricing declines in North America and lower demand for our products and services globally.  North America revenue fell 39% on pricing declines and a reduction in rig count.  Latin America revenue declined 15% primarily due to lower activity for all product service lines in Venezuela and Argentina.  Europe/Africa/CIS revenue decreased 14% due to lower drilling activity in the North Sea, Russia, and Nigeria.  Middle East/Asia revenue decreased 11% as increased demand for our products and services in Southeast Asia were outweighed by decreased drilling activity in Saudi Arabia, Australia, and China.  International revenue was 76% of total segment revenue in the third quarter of 2009 and 69% of total segment revenue in the third quarter of 2008.
The decrease in segment operating income compared to the third quarter of 2008 was primarily driven by pricing declines and rig count reductions across all regions but most notably in North America where operating income fell 83%.  Latin America operating income decreased 31% as higher drilling activity in Mexico was offset by lower activity for drilling fluid services and software and asset solutions in Venezuela and declining demand for wireline and perforating services in Mexico, Argentina, and Colombia.  The Europe/Africa/CIS region operating income fell 16% on drilling activity declines and reduced demand in Africa.  Middle East/Asia operating income decreased 26% over the third quarter of 2008 primarily due to decreased drilling activity in Saudi Arabia, Australia, and China.
Corporate and other expenses were $49 million in the third quarter of 2009 compared to $81 million in the third quarter of 2008.  The third quarter of 2008 results included a WellDynamics acquisition-related charge of $22 million.

NONOPERATING ITEMS
Interest expense increased $45 million in the third quarter of 2009 compared to the third quarter of 2008 primarily related to the issuance of the $2 billion in senior notes during the first quarter of 2009 and the redemption of our convertible senior notes early in the third quarter of 2008.
Provision for income taxes on continuing operations of $124 million in the third quarter of 2009 resulted in an effective tax rate of 32% compared to an effective tax rate on continuing operations of 34% in the third quarter of 2008.  The lower effective tax rate in the third quarter of 2009 was driven primarily by the decline in United States operating results, which are generally subject to higher income tax rates than most of our international operations.

RESULTS OF OPERATIONS IN 2009 COMPARED TO 2008

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

	Nine Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$5,601	$7,058	$(1,457)	(21)%
Drilling and Evaluation	5,388	6,311	(923)	(15)
Total revenue	$10,989	$13,369	$(2,380)	(18)%

By geographic region:
Completion and Production:
North America	$2,673	$3,885	$(1,212)	(31)%
Latin America	682	720	(38)	(5)
Europe/Africa/CIS	1,348	1,441	(93)	(6)
Middle East/Asia	898	1,012	(114)	(11)
Total	5,601	7,058	(1,457)	(21)
Drilling and Evaluation:
North America	1,554	2,213	(659)	(30)
Latin America	960	1,033	(73)	(7)
Europe/Africa/CIS	1,603	1,765	(162)	(9)
Middle East/Asia	1,271	1,300	(29)	(2)
Total	5,388	6,311	(923)	(15)
Total revenue by region:
North America	4,227	6,098	(1,871)	(31)
Latin America	1,642	1,753	(111)	(6)
Europe/Africa/CIS	2,951	3,206	(255)	(8)
Middle East/Asia	2,169	2,312	(143)	(6)

	Nine Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2009	2008	(Decrease)	Change
Completion and Production	$846	$1,674	$(828)	(49)%
Drilling and Evaluation	871	1,412	(541)	(38)
Corporate and other	(151)	(239)	88	37
Total operating income	$1,566	$2,847	$(1,281)	(45)%

By geographic region:
Completion and Production:
North America	$227	$1,042	$(815)	(78)%
Latin America	152	163	(11)	(7)
Europe/Africa/CIS	253	250	3	1
Middle East/Asia	214	219	(5)	(2)
Total	846	1,674	(828)	(49)
Drilling and Evaluation:
North America	120	524	(404)	(77)
Latin America	159	206	(47)	(23)
Europe/Africa/CIS	271	347	(76)	(22)
Middle East/Asia	321	335	(14)	(4)
Total	871	1,412	(541)	(38)
Total operating income by region
(excluding Corporate and other):
North America	347	1,566	(1,219)	(78)
Latin America	311	369	(58)	(16)
Europe/Africa/CIS	524	597	(73)	(12)
Middle East/Asia	535	554	(19)	(3)
Note	–	All periods presented reflect the movement of certain operations from the Completion and Production segment to the Drilling and Evaluation segment during the first quarter of 2009.

The 18% decline in consolidated revenue in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to pricing declines and lower demand for our products and services in North America due to a significant reduction in rig count.  Despite an approximate 43% reduction in average rig count in North America during the first nine months of 2009 compared to the first nine months of 2008, we experienced only a 31% decline in North America revenue from the first nine months of 2008.  International revenue was 64% of consolidated revenue in the first nine months of 2009 and 57% of consolidated revenue in the first nine months of 2008.
The decrease in consolidated operating income compared to the first nine months of 2008 primarily stemmed from a 78% decrease in North America due to a decline in rig count and severe margin contraction and a $73 million charge associated with employee separation costs.  Operating income in the first nine months of 2008 was favorably impacted by a $35 million gain on the sale of a joint venture interest in the United States and a combined $25 million gain related to the sale of two investments in the United States.  Operating income in the first nine months of 2008 was adversely impacted by hurricanes in the Gulf of Mexico by approximately $52 million,  a $23 million impairment charge related to an oil and gas property in Bangladesh and a $30 million charge related to a drill bits patent dispute settlement.

Following is a discussion of our results of operations by reportable segment.
Completion and Production decrease in revenue compared to the first nine months of 2008 was primarily a result of pricing declines in North America and lower demand for our products and services in North America and Middle East/Asia.  North America revenue fell 31% primarily due to pricing declines and a drop in demand for production enhancement services and cementing services.  Latin America revenue decreased 5% as increased activity for all product service lines in Mexico and Colombia was outweighed by lower activity across all product service lines in Venezuela and Argentina.  Europe/Africa/CIS revenue decreased 6% on lower demand for completion tools and services in Africa.  In addition, production enhancement services in Europe were negatively impacted by job delays in the North Sea.  Middle East/Asia revenue fell 11% as increased demand for production enhancement services and intelligent well completion products and services in Asia was outweighed by a decrease in demand for all products and services in the Middle East.  International revenue was 55% of total segment revenue in the first nine months of 2009 and 48% of total segment revenue in the first nine months of 2008.
The Completion and Production segment operating income decrease compared to the first nine months of 2008 was primarily due to the North America region, where operating income fell 78% largely due to pricing declines and significant reductions in rig count resulting in lower demand for our products and services.  North America was negatively impacted by approximately $25 million due to Gulf of Mexico hurricanes and benefited from a $35 million gain on the sale of a joint venture interest in the first nine months of 2008.  Latin America operating income decreased 7% driven by lower activity across all product service lines in Venezuela and Argentina.  Europe/Africa/CIS operating income increased 1% as improved cost management and higher demand for cementing services across the region outweighed job delays and lower demand for completion tools and services in Africa and production enhancement services in the North Sea and Angola.   Middle East/Asia operating income decreased 2% as job delays and lower demand in Saudi Arabia offset higher demand for completion tools and services throughout the region and improved activity for cementing and production enhancement services in Asia.
Drilling and Evaluation revenue decrease compared to the first nine months of 2008 was primarily a result of pricing declines and decreased demand for our products and services stemming from a reduction in rig count in North America, where revenue fell 30%.  Latin America revenue fell 7% mainly due to decreased demand for drilling fluid services, software sales and consulting services, and wireline and perforating services in Venezuela and Argentina.  Europe/Africa/CIS revenue decreased 9% as a result of decreased demand for drilling fluids services in Nigeria and Angola and drilling services in Europe.  Pricing pressure also had a significant impact on revenue in Europe.  Middle East/Asia revenue decreased 2% as increased demand for drilling fluid services, testing and subsea services, and drilling services in Asia Pacific were outweighed by activity declines in drilling services in the Middle East and declines in software sales and consulting services and wireline and perforating services in Asia Pacific.  International revenue was 74% of total segment revenue in the first nine months of 2009 and 68% of total segment revenue in the first nine months of 2008.
The decrease in segment operating income compared to the first nine months of 2008 was primarily related to a 77% decrease in North America due to pricing declines and rig count reductions.  This region’s results also were negatively impacted by approximately $27 million due to Gulf of Mexico hurricanes and benefited from $25 million of gains related to the sale of two investments in the United States in the first nine months of 2008.  Latin America operating income fell 23% primarily due to higher costs and lower demand across all product service lines except drilling services and drill bits.  The Europe/Africa/CIS region operating income fell 22% on pricing pressures and decreased demand primarily for drilling services and software sales and consulting services in Europe and testing and subsea services in Africa.  Middle East/Asia operating income decreased 4% over the first nine months of 2008 mainly due to an increase in software sales and consulting services in the Middle East and an increase in testing and subsea services in Asia Pacific being offset by declines in drilling services in Saudi Arabia and Oman and wireline and perforating services throughout Asia Pacific. This region was negatively impacted by the impairment charge related to an oil and gas property in Bangladesh in the first nine months of 2008.

Corporate and other expenses were $151 million in the first nine months of 2009 compared to $239 million in the first nine months of 2008.  The 37% reduction was primarily related to a $30 million charge related to a drill bits patent dispute settlement in the first nine months of 2008.  Lower legal and corporate planning and development expenses also contributed to the decrease.

NONOPERATING ITEMS
Interest expense increased $96 million in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the issuance of $2 billion in senior notes during the first quarter of 2009 and the redemption of our convertible senior notes early in the third quarter of 2008.
Interest income decreased $27 million in the first nine months of 2009 compared to the first nine months of 2008 due to a general decline in market interest rates and lower investment balances for a portion of the first nine months of 2009.
Other, net in the first nine months of 2009 included a $25 million loss on foreign exchange.
Provision for income taxes on continuing operations of $420 million in the first nine months of 2009 resulted in an effective tax rate of 31% compared to an effective tax rate on continuing operations of 32% in the first nine months of 2008.
Loss from discontinued operations, net of income tax in the first nine months of 2008 included a $117 million charge related to adjustments to the indemnities and guarantees provided to KBR upon separation.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $54 million as of September 30, 2009 and $64 million as of December 31, 2008.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability.  As of September 30, 2009, those 10 sites accounted for approximately $14 million of our total $54 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

Accounting standards recently adopted
On June 30, 2009, in our condensed consolidated financial statements, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.
On June 30, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.
On January 1, 2009, we adopted the provisions of a new accounting standard, which establishes new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parent’s equity.  Noncontrolling interest has been presented as a separate component of shareholders’ equity for the current reporting period and prior comparative period in our condensed consolidated financial statements.
On January 1, 2009, we adopted an update to existing accounting standards for business combinations.  The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  In April 2009, the Financial Accounting Standards Board (FASB) issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009.
On January 1, 2009, we adopted an update to accounting standards related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The update clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon adopting the update, we retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods.

In applying this update, $63 million of the carrying value of our 3.125% convertible senior notes due July 2023 was reclassified to equity as of the July 2003 issuance date.  This amount represents the equity component of the proceeds from the notes, calculated assuming a 4.3% non-convertible borrowing rate.  The discount was accreted to interest expense over the five-year term of the notes.  Accordingly, $14 million of additional non-cash interest expense, or $0.01 per diluted share, was recorded in 2006 and 2007 and $7 million of additional non-cash interest expense was recorded in 2008, all during the first six months of the year. Furthermore, under the provisions of this update, the $693 million loss to settle our convertible debt recorded in the third quarter of 2008 was reversed and recorded to additional paid-in capital.  This resulted in an increase of $686 million to income from continuing operations and net income attributable to company in the first nine months of 2008 and full year 2008 and a net increase of $630 million to beginning retained earnings as of January 1, 2009. Diluted income per share for the first nine months of 2008 and full year 2008 increased by $0.76 as a result of the adoption.  These notes were converted and settled during the third quarter of 2008.
On January 1, 2009, we adopted an update to accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities.  This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  According to the provisions of this update, we restated prior periods’ basic and diluted earnings per share to include such outstanding unvested restricted shares of our common stock in the basic weighted average shares outstanding calculation.  Upon adoption, both basic and diluted income per share for the first nine months of 2008 and full year 2008 decreased by $0.01 for continuing operations and net income attributable to company shareholders.
In September 2006, the FASB issued a new accounting standard for fair value measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  The standard applies to other accounting standards that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued an update to the new standard for fair value measurements that provides guidance on the application of the new standard to other standards that address fair value measurements for purposes of lease classification or measurement.  This update removes certain leasing transactions from the scope of the new accounting standard for fair value measurements.  Further, an additional update was issued which deferred the effective date of the new standard for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued an update to the original standard related to determining the fair value of a financial asset when the market for that asset is not active, which clarifies the application of the fair value measurement standard in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  On January 1, 2008, we adopted without material impact on our condensed consolidated financial statements the provisions of the fair value measurement standard related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, we adopted without material impact on our condensed consolidated financial statements the provisions of the fair value measurement standard related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the original standard.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this update does not include assets and liabilities measured under level 1 inputs.  We adopted this update on June 30, 2009 prospectively to all fair value measurements as appropriate without material impact on our condensed consolidated financial statements.

Accounting standards not yet adopted
In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We have not yet determined the impact on our condensed consolidated financial statements.
In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.   The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.   This standard clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009.  We will adopt the standard on January 1, 2010 and have not yet determined the impact on our condensed consolidated financial statements.
In December 2008, the FASB issued an update to accounting standards related to an employer’s disclosures about postretirement benefit plan assets.   This update amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this update is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The update is effective for fiscal years ending after December 15, 2009.  We will adopt the new disclosure requirements in the 2009 annual reporting period.

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

RISK FACTORS

While it is not possible to identify all risk factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and could otherwise have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The risk factors discussed below update the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Worldwide recession and effect on exploration and production activity
The worldwide recession has reduced the levels of economic activity and the expansion of industrial business operations worldwide.  This recession could continue for an extended period of time.  The slowdown in economic activity has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.  This reduction in demand could continue through 2009 and beyond.  Crude oil prices declined from record levels in July 2008 of approximately $145 per barrel to levels as low as $30 per barrel toward the end of 2008.  As of October 21, 2009, crude oil prices were $81.04 per barrel.  Natural gas spot prices peaked at $13.72 per mcf in 2008 and then fell to an average of $6.02 per mcf toward the end of 2008.  As of October 21, 2009, natural gas spot prices were $4.94 per mcf.  Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.  Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

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

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR), each of which had an approximate 25% beneficial interest in the venture.  Part of KBR’s ownership in TSKJ was held through M.W. Kellogg Limited (MWKL), a United Kingdom joint venture and subcontractor on the Bonny Island project, in which KBR beneficially owns a 55% interest.  TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy).
DOJ and SEC investigations resolved.  In February 2009, the FCPA investigations by the DOJ and the SEC were resolved with respect to KBR and us.  The DOJ and SEC investigations resulted from allegations of improper payments to government officials in Nigeria in connection with the construction and subsequent expansion by TSKJ of the Bonny Island project.
The DOJ investigation was resolved with respect to us with a non-prosecution agreement in which the DOJ agreed not to bring FCPA or bid coordination-related charges against us with respect to the matters under investigation, and in which we agreed to continue to cooperate with the DOJ’s ongoing investigation and to refrain from and self-report certain FCPA violations.  The DOJ agreement did not provide a monitor for us.
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s immediate recommendations and will implement the remaining long-term recommendations over the next year.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures and to recommend any additional improvements.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, the United Kingdom, and Switzerland regarding the Bonny Island project.  In the United Kingdom, the Serious Fraud Office (SFO) is considering civil claims or criminal prosecution under various United Kingdom laws and appears to be focused on the actions of MWKL, among others.  Violations of these laws could result in fines, restitution and confiscation of revenues, among other penalties, some of which could be subject to our indemnification obligations under the master separation agreement. Our indemnity for penalties under the master separation agreement with respect to MWKL is limited to 55% of such penalties, which is KBR’s beneficial ownership interest in MWKL.  Whether the SFO pursues civil or criminal claims, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed would depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.
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
Our indemnity of KBR and its majority-owned subsidiaries continues with respect to other investigations within the scope of our indemnity. Our indemnification obligation to KBR does not include losses resulting from third-party claims against KBR, including claims for special, indirect, derivative or consequential damages, nor does our indemnification apply to damage to KBR’s business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of KBR or KBR’s current or former subsidiaries.

At this time, other than the claims being considered by the SFO, no claims by governmental authorities in foreign jurisdictions have been asserted against the indemnified parties.  Therefore, we are unable to estimate the maximum potential amount of future payments that could be required to be made under our indemnity to KBR and its majority-owned subsidiaries related to these matters.  See Note 2 to our condensed consolidated financial statements for additional information.

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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  We understand KBR is vigorously defending this matter and has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties and the arbitration panel are now in discussion regarding the future course of the arbitration proceedings with respect to the issues of liability and damages.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of September 30, 2009 and December 31, 2008.  See Note 2 to our condensed consolidated financial statements for additional information regarding the KBR indemnification.

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

However, we continue to see a delay in receiving payment on our receivables from our primary customer in Venezuela.  If our customer further delays in paying or fails to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
As of September 30, 2009, our total net investment in Venezuela was approximately $250 million.  In addition to this amount, we also have $394 million of surety bond guarantees outstanding relating to our Venezuelan operations.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2009.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs
July 1-31	7,593	$20.80	–
August 1-31	60,161	$22.28	–
September 1-30	15,437	$25.96	–
Total	83,191	$22.83	–

(a) All of the 83,191 shares purchased during the three-month period ended September 30, 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits

10.1	First Amendment to Halliburton Company Supplemental Executive Retirement Plan, as
amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed September 21, 2009, File No. 1-3492).

10.2	Amendment No. 1 to Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to
Halliburton’s Form 8-K filed September 21, 2009, File No. 1-3492).

10.3	Halliburton Annual Performance Pay Plan, as amended and restated effective January 1,
2010 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 8-K filed September
21, 2009, File No. 1-3492).

* 10.4	Form of Nonstatutory Stock Option Agreement.

* 10.5	Form of Restricted Stock Agreement.

* 10.6	Form of Restricted Stock Unit Agreement.

* 12.1	Computation of Ratio of Earnings to Fixed Charges

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

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

Date:  October 23, 2009