Form 10-Q
period 2010-06-30
HALLIBURTON CO
filed 2010-07-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

As of July 16, 2010, 907,455,032 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars and shares except per share data	2010	2009	2010	2009
Revenue:
Services	$3,371	$2,542	$6,216	$5,492
Product sales	1,016	952	1,932	1,909
Total revenue	4,387	3,494	8,148	7,401
Operating costs and expenses:
Cost of services	2,716	2,163	5,184	4,574
Cost of sales	862	807	1,648	1,635
General and administrative	47	48	105	100
Total operating costs and expenses	3,625	3,018	6,937	6,309
Operating income	762	476	1,211	1,092
Interest expense, net of interest income of $3, $3, $6, and $5	(76)	(79)	(152)	(130)
Other, net	(9)	(14)	(49)	(19)
Income from continuing operations before income taxes	677	383	1,010	943
Provision for income taxes	(200)	(117)	(321)	(296)
Income from continuing operations	477	266	689	647
Income (loss) from discontinued operations, net of income
tax (provision) benefit of $(3), $1, $(0), and $1	6	(1)	1	(2)
Net income	$483	$265	$690	$645
Noncontrolling interest in net income of subsidiaries	(3)	(3)	(4)	(5)
Net income attributable to company	$480	$262	$686	$640
Amounts attributable to company shareholders:
Income from continuing operations	$474	$263	$685	$642
Income (loss) from discontinued operations, net	6	(1)	1	(2)
Net income attributable to company	$480	$262	$686	$640
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.52	$0.29	$0.76	$0.71
Income (loss) from discontinued operations, net	0.01	−	−	−
Net income per share	$0.53	$0.29	$0.76	$0.71
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.52	$0.29	$0.75	$0.71
Income (loss) from discontinued operations, net	0.01	−	0.01	−
Net income per share	$0.53	$0.29	$0.76	$0.71

Cash dividends per share	$0.09	$0.09	$0.18	$0.18
Basic weighted average common shares outstanding	906	898	906	898
Diluted weighted average common shares outstanding	909	900	908	899
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
Millions of dollars and shares except per share data	2010	2009
Assets
Current assets:
Cash and equivalents	$1,160	$2,082
Receivables (less allowance for bad debts of $87 and $90)	3,453	2,964
Inventories	1,767	1,598
Investments in marketable securities	1,935	1,312
Current deferred income taxes	274	210
Other current assets	614	472
Total current assets	9,203	8,638
Property, plant, and equipment, net of accumulated depreciation of $5,607 and $5,230	6,175	5,759
Goodwill	1,132	1,100
Other assets	1,030	1,041
Total assets	$17,540	$16,538
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,069	$787
Current maturities of long-term debt	750	750
Accrued employee compensation and benefits	583	514
Deferred revenue	257	215
Department of Justice (DOJ) settlement and indemnity	48	142
Other current liabilities	608	481
Total current liabilities	3,315	2,889
Long-term debt	3,824	3,824
Employee compensation and benefits	430	462
Other liabilities	587	606
Total liabilities	8,156	7,781
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued
1,068 shares and 1,067 shares	2,670	2,669
Paid-in capital in excess of par value	357	411
Accumulated other comprehensive loss	(209)	(213)
Retained earnings	11,386	10,863
Treasury stock, at cost – 161 and 165 shares	(4,851)	(5,002)
Company shareholders’ equity	9,353	8,728
Noncontrolling interest in consolidated subsidiaries	31	29
Total shareholders’ equity	9,384	8,757
Total liabilities and shareholders’ equity	$17,540	$16,538
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30
Millions of dollars	2010	2009
Cash flows from operating activities:
Net income	$690	$645
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	533	439
Payments of DOJ and Securities and Exchange Commission (SEC)
settlement and indemnity	(94)	(322)
Provision for deferred income taxes, continuing operations	(28)	153
Other changes:
Receivables	(547)	639
Accounts payable	296	(150)
Inventories	(162)	(2)
Other	120	(384)
Total cash flows from operating activities	808	1,018
Cash flows from investing activities:
Purchases of investments in marketable securities	(1,182)	(1,518)
Sales of investments in marketable securities	550	−
Capital expenditures	(855)	(950)
Acquisitions of business assets, net of cash acquired	(190)	(14)
Other investing activities	82	62
Total cash flows from investing activities	(1,595)	(2,420)
Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs	−	1,975
Payments of dividends to shareholders	(163)	(162)
Other financing activities	45	47
Total cash flows from financing activities	(118)	1,860
Effect of exchange rate changes on cash	(17)	(14)
Increase (decrease) in cash and equivalents	(922)	444
Cash and equivalents at beginning of period	2,082	1,124
Cash and equivalents at end of period	$1,160	$1,568
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$155	$91
Income taxes	$361	$344
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2010, the results of our operations for the three and six months ended June 30, 2010 and 2009, and our cash flows for the six months ended June 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.  In addition, certain reclassifications of prior period balances have been made to conform to 2010 classifications.  The results of operations for the three and six months ended June 30, 2010 may not be indicative of results for the full year.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2010	2009	2010	2009
Revenue:
Completion and Production	$2,393	$1,752	$4,357	$3,780
Drilling and Evaluation	1,994	1,742	3,791	3,621
Total revenue	$4,387	$3,494	$8,148	$7,401

Operating income:
Completion and Production	$497	$243	$735	$606
Drilling and Evaluation	318	284	588	588
Total operations	815	527	1,323	1,194
Corporate and other	(53)	(51)	(112)	(102)
Total operating income	$762	$476	$1,211	$1,092
Interest expense, net	(76)	(79)	(152)	(130)
Other, net	(9)	(14)	(49)	(19)
Income from continuing operations before
income taxes	$677	$383	$1,010	$943

Receivables
As of June 30, 2010, 33% of our gross trade receivables were from customers in the United States.  As of December 31, 2009, 26% of our gross trade receivables were from customers in the United States.

Note 3.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $81 million at June 30, 2010 and $68 million at December 31, 2009.  If the average cost method had been used, total inventories would have been $33 million higher than reported at June 30, 2010 and December 31, 2009.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2010	2009
Finished products and parts	$1,215	$1,090
Raw materials and supplies	493	480
Work in process	59	28
Total	$1,767	$1,598

Finished products and parts are reported net of obsolescence reserves of $92 million at June 30, 2010 and $94 million at December 31, 2009.

Note 4.  Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2009	$8,757	$8,728	$29
Transactions with shareholders	96	98	(2)
Comprehensive income:
Net income	690	686	4
Other comprehensive income	4	4	–
Total comprehensive income	694	690	4
Payments of dividends to shareholders	(163)	(163)	–
Balance at June 30, 2010	$9,384	$9,353	$31

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2008	$7,744	$7,725	$19
Transactions with shareholders	80	81	(1)
Comprehensive income:
Net income	645	640	5
Other comprehensive income	17	17	–
Total comprehensive income	662	657	5
Payments of dividends to shareholders	(162)	(162)	–
Balance at June 30, 2009	$8,324	$8,301	$23

The following table summarizes comprehensive income for the quarterly periods presented.

	Three Months Ended
	June 30
Millions of dollars	2010	2009
Net income	$483	$265
Other comprehensive income (loss)	(3)	26
Total comprehensive income	$480	$291
Comprehensive income attributable to noncontrolling interest	3	3
Comprehensive income attributable to company	477	288

Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
Millions of dollars	2010	2009
Defined benefit and other postretirement liability adjustments	$(143)	$(149)
Cumulative translation adjustments	(67)	(65)
Unrealized gains on investments	1	1
Total accumulated other comprehensive loss	$(209)	$(213)

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
In February 2009, the United States Department of Justice (DOJ) and Securities and Exchange Commission (SEC) FCPA investigations were resolved.  The total of fines and disgorgement was $579 million, of which KBR consented to pay $20 million.  As of June 30, 2010, we had paid $511 million, consisting of $334 million as a result of the DOJ settlement and the indemnity we provided to KBR upon separation and $177 million as a result of the SEC settlement.  Our KBR indemnities and guarantees are primarily included in “Department of Justice (DOJ) settlement and indemnity” and “Other liabilities” on the condensed consolidated balance sheets and totaled $120 million at June 30, 2010 and $214 million at December 31, 2009.  Excluding the remaining amount necessary to resolve the DOJ investigation and under the indemnity we provided to KBR, our estimation of the remaining obligation for other indemnities and guarantees provided to KBR upon separation was $72 million at June 30, 2010.  See Note 6 for further discussion of the FCPA and Barracuda-Caratinga matters.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.

Note 6.  Commitments and Contingencies
The Gulf of Mexico/Macondo Well incident
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. Crude oil flowing from the well site has spread across thousands of square miles of the Gulf of Mexico and has reached the United States Gulf Coast.  Efforts to contain the flow of hydrocarbons from the well are being led by the United States government and by BP p.l.c., BP Exploration, and their affiliates (collectively, BP).  In addition, there were eleven fatalities and a number of injuries as a result of the Macondo Well incident.  The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies, and Congressional committees.
We performed a variety of services on the Macondo well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.  We had completed the cementing of the final production casing string in accordance with BP Exploration’s requirements approximately 20 hours prior to the Macondo Well incident.  We believe that we performed all such work in accordance with BP Exploration’s specifications for its well construction plan and BP Exploration’s instructions.
Investigations.  The United States Department of Homeland Security and Department of the Interior have begun a joint investigation into the cause of the Macondo Well incident.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOE) (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo Well incident.  In addition, another investigation has been commenced by the Chemical Safety Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo Well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo Well incident and have participated and will continue to participate in various hearings relating to the incident held by, among others, various committees and subcommittees of the House of Representatives and the Senate of the United States.
On May 28, 2010, the United States Department of the Interior issued an order imposing a six month suspension on all offshore deepwater drilling projects.  A preliminary injunction was issued blocking enforcement of the deepwater drilling suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.
On June 1, 2010, the United States Attorney General announced that the DOJ was launching civil and criminal investigations into the Macondo Well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo Well incident.  The DOJ announced that it is reviewing, among other traditional criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.
Furthermore, in June 2010, we received a letter from the DOJ requesting thirty days advance notice of any event that may involve substantial transfers of cash or other corporate assets outside of the ordinary course of business.  In our reply to the June 2010 DOJ letter, we conveyed our interest in briefing the DOJ on the services we provided on the Deepwater Horizon but indicated that we could not bind ourselves to requests that have no demonstrated basis in law or fact.
We intend to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo Well incident.

Litigation.  Currently, we have been named along with other unaffiliated defendants in more than 270 class-action complaints involving pollution damage claims and in 15 suits involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo Well incident.  The pollution damage complaints generally allege, among other things, negligence and gross negligence, property damages, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.  We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo Well incident.  Additional lawsuits may be filed against us.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo Well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP’s other contractors performing work on the well have agreed in their contracts with BP to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.  We believe that the indemnification obligations contained in our contract are valid and binding against BP Exploration.  BP Exploration contractually assumed responsibility for costs and expenses relating to this event, including claims for gross negligence.  Given the potential amounts involved, however, BP Exploration and other indemnifying parties may seek to avoid their indemnification obligations.  In particular, while we do not believe there is any justification to do so, BP Exploration, in response to our request for indemnification, has generally reserved all of its rights and stated that it is premature to conclude that it is obligated to indemnify us.  In doing so, BP Exploration has asserted that the facts are not sufficiently developed to determine who is responsible, and have cited a variety of possible legal theories based upon the contract and facts still to be developed.  In addition, the financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy.  We consider the likelihood of a BP bankruptcy to be remote.
In addition to the contractual indemnity, we have a general liability insurance program of $600 million.  Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage.  To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo Well incident.  Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers.  Finally, although we consider it remote, if we were to be subject to governmental fines or penalties, it is possible we might not be indemnified or insured.
As of June 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.
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
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s immediate recommendations and will implement the remaining long-term recommendations by the third quarter of 2010.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In the third quarter of 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures and to recommend any additional improvements.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, the United Kingdom, and Switzerland regarding the Bonny Island project.  In the United Kingdom, the Serious Fraud Office (SFO) is considering civil claims or criminal prosecution under various United Kingdom laws and appears to be focused on the actions of MWKL, among others.  Violations of these laws could result in fines, restitution and confiscation of revenues, among other penalties, some of which could be subject to our indemnification obligations under the master separation agreement.  Our indemnity for penalties under the master separation agreement with respect to MWKL is limited to 55% of such penalties, which is KBR’s beneficial ownership interest in MWKL.  MWKL is cooperating with the SFO’s investigation.  Whether the SFO pursues civil or criminal claims, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed would depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.  MWKL has informed the SFO that it intends to self-report corporate liability for corruption-related offenses arising out of the Bonny Island project.  MWKL has received confirmation that it has been admitted into the plea negotiation process under the Guidelines on Plea Discussions in Cases of Complex or Serious Fraud, which have been issued by the Attorney General for England and Wales.
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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties presented evidence and witnesses to the panel in May 2010, and the final hearing is scheduled for August 2010.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of June 30, 2010 and December 31, 2009.  See Note 5 for additional information regarding the KBR indemnification.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion.  Both parties filed briefs, and the Fifth Circuit heard oral argument in December of 2009.  The Fifth Circuit affirmed the district court’s order denying class certification.  On May 13, 2010, AMSF filed a writ of certiorari in the United States Supreme Court.  The brief in opposition to the petition for writ of certiorari is due on August 18, 2010.  As of June 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas naming as defendants various current and retired Halliburton directors and officers and current KBR directors.  These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty to the detriment of Halliburton and its shareholders by failing to properly exercise oversight responsibilities and establish adequate internal controls.  The District Court consolidated the two cases and the plaintiffs filed a consolidated petition against current and former Halliburton directors and officers only containing various allegations of wrongdoing including violations of the FCPA, claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks.  Our Board of Directors has designated a special committee of independent directors to oversee the investigation of the allegations made in the lawsuits and make recommendations to the Board on actions that should be taken. As of June 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $48 million as of June 30, 2010 and $53 million as of December 31, 2009.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability.  As of June 30, 2010, those nine sites accounted for approximately $10 million of our total $48 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2010, including $198 million of surety bonds related to Venezuela.  In addition, $213 million of the total $1.5 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of shares	2010	2009	2010	2009
Basic weighted average common shares outstanding	906	898	906	898
Dilutive effect of stock options	3	2	2	1
Diluted weighted average common shares outstanding	909	900	908	899

Excluded from the computation of diluted income per share are options to purchase six million shares of common stock that were outstanding during both the three and six months ended June 30, 2010 and eight million and nine million shares that were outstanding during the three and six months ended June 30, 2009.  These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value of Financial Instruments
At June 30, 2010, we held $1.9 billion of United States Treasury securities with maturities that extend through June 2011.  These securities are accounted for as available-for-sale and recorded at fair value in “Investments in marketable securities.”
The carrying amount of cash and equivalents, receivables, short-term notes payable, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair market value due to the short maturities of these instruments.  We have no financial instruments measured at fair value using unobservable inputs.  The following table presents the fair values of our other financial assets and liabilities and the basis for determining their fair values:

			Quoted prices
			in active	Significant
			markets for	observable inputs
	Carrying		identical assets	for similar assets or
Millions of dollars	Value	Fair value	or liabilities	liabilities
June 30, 2010
Marketable securities	$1,935	$1,935	$1,935	$–
Long-term debt	4,574	5,102	4,157	945	(a)
December 31, 2009
Marketable securities	$1,312	$1,312	$1,312	$–
Long-term debt	4,574	5,301	4,874	427	(a)
(a)           Calculated based on the fair value of other actively-traded Halliburton debt.

Note 9.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2010 and June 30, 2009 were as follows:

	Three Months Ended June 30
	2010		2009
Millions of dollars	United States	International	United States	International
Service cost	$–	$5	$–	$7
Interest cost	2	13	1	11
Expected return on plan assets	(1)	(11)	(2)	(9)
Settlements/curtailments	–	–	1	1
Recognized actuarial loss	–	1	1	1
Net periodic benefit cost	$1	$8	$1	$11

	Six Months Ended June 30
	2010		2009
Millions of dollars	United States	International	United States	International
Service cost	$–	$10	$–	$13
Interest cost	3	25	3	21
Expected return on plan assets	(3)	(22)	(4)	(17)
Settlements/curtailments	–	–	1	1
Recognized actuarial loss	1	2	1	2
Net periodic benefit cost	$1	$15	$1	$20

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

The business operations of our segments are organized around four primary geographic regions:  North America (includes Canada and the United States), Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Malaysia, Mexico, Brazil, and Singapore.  With approximately 54,000 employees, we operate in approximately 70 countries around the world and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first half of 2010, we produced revenue of $8.1 billion and operating income of $1.2 billion, reflecting an operating margin of 15%.  Revenue increased $747 million or 10% from the first half of 2009, while operating income increased $119 million or 11% from the first half of 2009.  Overall, these increases were due to our customers’ higher capital spending throughout 2010, led by increased drilling activity and pricing improvements in North America.
Gulf of Mexico/Macondo Well incident
On April 22, 2010, the semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico after an explosion and fire onboard the rig that began on April 20, 2010.  We performed a variety of services on the well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees, and we have been named in many class action complaints involving pollution damage claims and other lawsuits related to wrongful death and other personal injuries claims.  On May 28, 2010, the United States Department of the Interior issued an order imposing a six month suspension on all offshore deepwater drilling projects.  A preliminary injunction has been issued blocking enforcement of the suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.  We are adjusting the allocation of our Gulf of Mexico existing assets and/or anticipated capital expenditures and redeploying employees throughout the remainder of 2010.  As a result of the Macondo Well incident and the deepwater drilling suspension in the Gulf of Mexico, despite our mitigation efforts, we estimate that the suspension will negatively impact our earnings by $0.05 to $0.08 for each quarter for the remainder of the year.  Longer term, we do not know the extent of the impact on revenue or earnings as they are dependent among other things on our customers’ actions and the potential movement of deepwater rigs to other markets.  For additional information, see “Business Environment and Result of Operations,” Note 6 to the condensed consolidated financial statements, Item 1, “Legal Proceedings,” and Item 1(a), “Risk Factors.”

Business outlook
We continue to believe in the strength of the long-term fundamentals of our business.  Although we have seen improvements in our business during the first half of 2010, due to the concerns about the global recovery, the general lack of credit availability, the current excess supply of oil and natural gas, and the Gulf of Mexico/Macondo Well incident, the near-term growth for our business may be at a more moderate pace.
In North America, the industry experienced an unprecedented decline in drilling activity and rig count during 2009.  These declines, coupled with natural gas storage levels reaching record levels, resulted in severe margin contraction in 2009.  Beginning in the fourth quarter of 2009 and continuing through the first half of 2010, we saw a rebound in rig count and drilling activity with the trend toward more service-intensive work, especially in liquids-rich shale plays, resulting in absorption of much of the industry’s excess oilfield equipment capacity.  Due to this absorption of excess capacity and our equipment utilization surpassing peak levels experienced in the third quarter of 2008, we were able to achieve price and margin increases over the prior year for most of our services.  However, new production resulting from this increased activity, coupled with existing natural gas storage volumes, could weaken natural gas prices and negatively impact drilling activity and slow down our ability to further increase prices in coming quarters.  In addition, the recent suspension of deepwater drilling in the Gulf of Mexico is expected to further impact our earnings.
Outside of North America, operating income declined in 2009 from 2008 levels due to a drop in rig count and the impact of pricing concessions that were renegotiated or given in the contract retendering process.  In the second quarter of 2010, we experienced moderate improvement in revenue due to a seasonal recovery from inclement weather experienced in Russia, China, Australia, and Indonesia.  We also saw improvement in Latin America due to increased activity for directional drilling.  Despite improved activity levels in the second quarter, we have continued concerns around the pace of global recovery, which may cause our customers to revise their capital spending budget for the remainder of the year.  Further, many regulatory agencies are revisiting regulatory requirements for deepwater drilling, which may delay certain projects.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity, and capital resources
Since mid-2008, the global financial markets have been volatile.  While this has created additional risks for our business, we believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations.  For additional information, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2010 with cash and equivalents of $1.2 billion compared to $2.1 billion at December 31, 2009.
Significant sources of cash
Cash flows from operating activities contributed $808 million to cash in the first six months of 2010.
During the first six months of 2010, we sold approximately $550 million of United States Treasury securities.
Further available sources of cash.  We have an unsecured $1.2 billion revolving credit facility expiring in 2012 to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the facility as of June 30, 2010.  In addition, we have $1.9 billion in United States Treasury securities that will be maturing at various dates through June 2011.

Significant uses of cash
Capital expenditures were $855 million in the first six months of 2010 and were predominantly made in the production enhancement, drilling services, wireline and perforating, and cementing product service lines.
During this period, we purchased approximately $1.2 billion in United States Treasury securities, with varying maturity dates of less than one year.
We paid $190 million to acquire various companies during the first six months of 2010 that will enhance or augment our current portfolio of products and services.
We paid $163 million in dividends to our shareholders in the first six months of 2010.
We paid $94 million to the United States Department of Justice (DOJ) in the first six months of 2010 related to the settlement with them and under the indemnity provided to KBR, Inc. (KBR) upon separation.
Future uses of cash.  Capital spending for 2010 is expected to be approximately $2.0 billion.  The capital expenditures plan for 2010 is primarily directed toward our production enhancement, drilling services, wireline and perforating, and cementing product service lines and toward retiring old equipment to replace it with new equipment to improve our fleet reliability and efficiency.
In April 2010, we entered into a definitive merger agreement to acquire Boots & Coots, Inc. in a stock and cash transaction valued at approximately $250 million.  Upon closing, which we expect will occur later this summer, we will combine our existing hydraulic workover and pipeline and coiled tubing services in our Completion and Production segment with Boots and Coots’ well intervention and pressure control capabilities.  Under the merger agreement, Boots & Coots stockholders will receive $3.00 per share for each share of Boots & Coots common stock they hold, comprised of $1.73 in cash, which we will pay out of available cash and equivalents, and $1.27 in Halliburton common stock, subject to election, proration features, and an exchange ratio based on Halliburton’s five-day average share price prior to closing as further described in the merger agreement.  The completion of the transaction will be subject to approval by Boots & Coots’ stockholders, regulatory approvals, and other customary closing conditions.
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
As a result of the resolution of the DOJ and Securities and Exchange Commission (SEC) Foreign Corrupt Practices Act (FCPA) investigations, we will make the final payment of $48 million during the third quarter of 2010 for the settlement with the DOJ and under the indemnity provided to KBR upon separation.  See Notes 5 and 6 to our condensed consolidated financial statements for more information.
Other factors affecting liquidity
Guarantee arrangements.  In the normal course of business, we have agreements with financial institutions under which approximately $1.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2010, including $198 million of surety bonds related to Venezuela.  In addition, $213 million of the total $1.5 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market.  We believe our $1.2 billion of cash and equivalents and $1.9 billion in investments in marketable securities as of June 30, 2010 provide sufficient liquidity and flexibility, given the current market environment.  Our debt maturities extend over a long period of time.  We currently have a total of $1.2 billion of committed bank credit under our revolving credit facility to support our operations and any commercial paper we may issue in the future.  We have no financial covenants or material adverse change provisions in our bank agreements.  Currently, there are no borrowings under the revolving credit facility.  Although a portion of earnings from our foreign subsidiaries is reinvested overseas indefinitely, we do not consider this to have a significant impact on our liquidity.

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
Customer receivables.  In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets.  For example, we have seen a delay in receiving payment on our receivables from one of our primary customers in Venezuela.  If our customers delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first six months of 2010, based upon the location of the services provided and products sold, 44% of our consolidated revenue was from the United States.  In the first six months of 2009, 37% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
Activity levels within our business segments are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies.  Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.  See Item 1(a), “Risk Factors,” for further information.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	June 30		December 31
Average Oil Prices (dollars per barrel)	2010	2009	2009
West Texas Intermediate	$77.79	$59.44	$61.65
United Kingdom Brent	78.51	58.70	61.49

Average United States Gas Prices (dollars per thousand
cubic feet, or mcf)
Henry Hub	$4.45	$3.83	$4.06

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Land vs. Offshore	2010	2009	2010	2009
United States:
Land	1,467	886	1,384	1,078
Offshore (incl. Gulf of Mexico)	41	50	43	53
Total	1,508	936	1,427	1,131
Canada:
Land	164	90	315	209
Offshore	2	1	3	1
Total	166	91	318	210
International (excluding Canada):
Land	782	711	775	727
Offshore	306	271	300	277
Total	1,088	982	1,075	1,004
Worldwide total	2,762	2,009	2,820	2,345
Land total	2,413	1,687	2,474	2,014
Offshore total	349	322	346	331

	Three Months Ended		Six Months Ended
	June 30		June 30
Oil vs. Natural Gas	2010	2009	2010	2009
United States (incl. Gulf of Mexico):
Oil	544	201	501	242
Natural Gas	964	735	926	889
Total	1,508	936	1,427	1,131
Canada:
Oil	92	40	174	82
Natural Gas	74	51	144	128
Total	166	91	318	210
International (excluding Canada):
Oil	829	757	820	783
Natural Gas	259	225	255	221
Total	1,088	982	1,075	1,004
Worldwide total	2,762	2,009	2,820	2,345
Oil total	1,465	998	1,495	1,107
Natural Gas total	1,297	1,011	1,325	1,238

	Three Months Ended		Six Months Ended
	June 30		June 30
Drilling Type	2010	2009	2010	2009
United States (incl. Gulf of Mexico):
Horizontal	781	389	725	440
Vertical	495	373	477	474
Directional	232	174	225	217
Total	1,508	936	1,427	1,131

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Lower oil and natural gas prices usually translate into lower exploration and production budgets.  The opposite is true for higher oil and natural gas prices.
During the latter portion of 2008 and throughout much of 2009, there was an unprecedented decline in oil and natural prices and demand for our services due to the worldwide recession.  Since then, prices have rebounded.  According to the International Energy Agency’s (IEA) July 2010 “Oil Market Report,” 2010 world petroleum demand is forecasted to increase 2% over 2009 levels.  Despite the reduction in demand from peak levels in 2008 due to the worldwide recession, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
North America operations
        Volatility in natural gas prices can impact our customers' drilling and production activities, particularly in North America.  In 2009, the region experienced an unprecedented decline in rig count and drilling activity due to the decline in natural gas prices.  Beginning in the fourth quarter of 2009 and continuing through the second quarter of 2010, drilling activity has improved especially in service-intensive, liquids-rich, shale plays.  As of June 30, 2010, rig counts had increased approximately 32% from the end of 2009.  Current horizontal rigs represent over 50% of total rigs in the United States and are about 33% higher than the levels at the peak rig count of third quarter 2008.  These trends have led to increased demand and increased pricing for most of our products and services in our United States land operations.  In the second quarter of 2010, North America revenue increased 24% and operating income increased over 90% from the prior quarter driven by the increase in overall activity and completions intensity.  Going forward, we expect that the overall rig count will continue to grow, but at a slower rate.  We also expect further pricing opportunities from our already high utilization rate; however, growing cost pressure will serve to somewhat slow down the rate of improvement in our margins.
Gulf of Mexico/Macondo well incident.  The semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  We performed a variety of services on the well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.  The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants and governmental agencies.  On May 28, 2010, the United States Department of the Interior issued an order imposing a six month suspension on all offshore deepwater drilling projects.  A preliminary injunction has been issued blocking enforcement of the suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.
We are assessing our plans in light of the Macondo Well incident relating to the Deepwater Horizon and the prospective regulatory response, including any new temporary or permanent Bureau of Ocean Energy Management, Regulation, and Enforcement (BOE) rules.  We are also engaged in discussions with our customers in the Gulf of Mexico and are relocating equipment and personnel to other markets as appropriate.  In this connection, we expect that Gulf of Mexico deepwater activity may be in hiatus for at least six months and possibly longer.  However, there is potential for continuing operations in the Gulf of Mexico under the current BOE rules both as to shallow water operations and certain well activities such as water injection and workover operations, but some of these operations have been delayed as well due to the more stringent permitting process.
Our business in the Gulf of Mexico represented approximately 12% of our North America revenue in 2008, approximately 16% in 2009 and approximately 12% in the first half of 2010, and approximately 5% of our consolidated revenue in 2008, approximately 6% in 2009 and approximately 6% in the first half of 2010.  Currently, approximately 65% of our Gulf of Mexico business is related to deepwater activities.  Over time, our margins in the Gulf of Mexico generally have been less volatile than our United States onshore margins.  Generally, our average margins in the Gulf of Mexico have been similar to the average of our United States onshore margins over the last three years.

We are adjusting the allocation of our Gulf of Mexico existing assets and/or anticipated capital expenditures to some degree during the remainder of 2010.  At the time of the Macondo Well incident, we employed approximately 2,200 people in the Gulf of Mexico, and we have begun redeploying approximately 20% of our employees.  As a result of the Macondo Well incident and the deepwater drilling suspension in the Gulf of Mexico, despite our mitigation efforts, we estimate that the suspension will negatively impact our earnings by $0.05 to $0.08 per quarter for the remainder of 2010.  Longer term, we do not know the extent of the impact on revenue or earnings, as they are dependent, among other things, on our customers’ actions and the potential movement of deepwater rigs to other markets.
In this respect, we referenced earlier in 2010 the following contract wins that are at least partially affected as a result of the hiatus in Gulf of Mexico deepwater activity:
▪	a five-year, $1.5 billion contract to provide a broad base of products and services to an international oil company for its work associated with North America; and
▪	several wins totaling $1 billion, including $700 million to provide deepwater drilling fluid services in the Gulf of Mexico,
Brazil, Indonesia, Angola, and other countries and $300 million for shelf- and land-related work.
        International operations
Consistent with our long-term strategy to grow our operations outside of North America, we expect to continue to invest capital in our international operations.  During 2009, operating income declined from 2008 levels due to a drop in rig count and the impact of pricing concessions that were renegotiated or given in the contract retendering process.  During the second quarter of 2010, revenue outside of North America increased 11% and operating income grew 35% when compared to the prior quarter, primarily due to increased activity in Latin America and seasonal recovery in much of the eastern hemisphere.  Despite improved activity levels in the second quarter, we have continued concerns around the pace of global recovery, which may cause our customers to revise their capital spending budget for the remainder of the year.  In light of this possibility, international agencies are reassessing the regulatory process, which may potentially cause short-term delays in the execution of certain projects.
Venezuela.  We historically had remeasured our net Bolívar Fuerte-denominated monetary asset position at the official, fixed exchange rate of 2.15 Bolívar Fuerte to United States dollar.  In January 2010, the Venezuelan government announced a devaluation of the Bolívar Fuerte under a new two-exchange rate system; a 2.6 Bolívar Fuerte to United States dollar rate for essential products and a 4.3 Bolívar Fuerte to United States dollar rate for non-essential products.  In the first quarter of 2010, as a result of the devaluation, we recorded a foreign exchange loss of $31 million, which was not tax deductible in Venezuela.  We also recorded $10 million of additional tax expense for local Venezuelan income tax purposes as a result of a taxable gain on our net United States dollar-denominated monetary asset position in the country.  Based on our best understanding of the two-exchange rate system for non-essential products, we are now utilizing the 4.3 Bolívar Fuerte to United States dollar exchange rate.  However, no formal notification has been received from the central bank, which has resulted in uncertainty in the marketplace, including with our primary customer, as to the proper exchange rate to use for energy service industry transactions.
As of June 30, 2010, our total net investment in Venezuela was approximately $188 million.  In addition to this amount, we also have $198 million of surety bond guarantees outstanding relating to our Venezuelan operations.
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

-	making key investments in technology and capital to accelerate growth opportunities;
-	improving working capital, operating within our cash flow, and managing our balance sheet to maximize our financial flexibility;
-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

Contract wins positioning us to grow our operations over the long term include:
-	a deepwater, multi-services contract in Angola valued at approximately $1.3 billion for the provision of cementing, production enhancement, completion tools, wireline, and perforating services;
-	a contract valued at approximately $750 million from a major exploration and production company for stimulation services in the Williston basin;
-
a two-year contract, plus options, with ConocoPhillips China Inc., valued at approximately $40 million, which includes provisions for directional-drilling and logging-while-drilling services on the Peng Lai Development in China's Bohai Bay; and

-	frac pack and gravel pack deepwater completions awards in Brazil.

RESULTS OF OPERATIONS IN 2010 COMPARED TO 2009

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

	Three Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$2,393	$1,752	$641	37%
Drilling and Evaluation	1,994	1,742	252	14
Total revenue	$4,387	$3,494	$893	26%

By geographic region:
Completion and Production:
North America	$1,434	$795	$639	80%
Latin America	212	227	(15)	(7)
Europe/Africa/CIS	459	439	20	5
Middle East/Asia	288	291	(3)	(1)
Total	2,393	1,752	641	37
Drilling and Evaluation:
North America	677	464	213	46
Latin America	355	317	38	12
Europe/Africa/CIS	522	532	(10)	(2)
Middle East/Asia	440	429	11	3
Total	1,994	1,742	252	14
Total revenue by region:
North America	2,111	1,259	852	68
Latin America	567	544	23	4
Europe/Africa/CIS	981	971	10	1
Middle East/Asia	728	720	8	1

	Three Months Ended
OPERATING INCOME:	June 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$497	$243	$254	105%
Drilling and Evaluation	318	284	34	12
Corporate and other	(53)	(51)	(2)	(4)
Total operating income	$762	$476	$286	60%

By geographic region:
Completion and Production:
North America	$310	$52	$258	496%
Latin America	34	53	(19)	(36)
Europe/Africa/CIS	95	69	26	38
Middle East/Asia	58	69	(11)	(16)
Total	497	243	254	105
Drilling and Evaluation:
North America	131	28	103	368
Latin America	55	53	2	4
Europe/Africa/CIS	53	86	(33)	(38)
Middle East/Asia	79	117	(38)	(32)
Total	318	284	34	12
Total operating income by region
(excluding Corporate and other):
North America	441	80	361	451
Latin America	89	106	(17)	(16)
Europe/Africa/CIS	148	155	(7)	(5)
Middle East/Asia	137	186	(49)	(26)

The 26% increase in consolidated revenue in the second quarter of 2010 compared to the second quarter of 2009 was due to increased drilling activity, especially in the unconventional natural gas and oil basins in North America.  Revenue outside North America was 52% of consolidated revenue in the second quarter of 2010 and 64% of consolidated revenue in the second quarter of 2009.
The increase in consolidated operating income compared to the second quarter of 2009 as a result of significant increases in North America drilling activity across both segments and the impact of improved pricing in North America.
Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increased compared to the second quarter of 2009 as a result of greater activity in North America, where revenue increased 80%.  This growth was due to a substantial increase in demand for production enhancement services in our United States land operations.  Latin America revenue fell 7% as increased demand for cementing and production enhancement services in Colombia and Argentina was outweighed by our customer's budget constraints in Mexico and activity declines in Venezuela.  Europe/Africa/CIS revenue increased 5% from increased demand for completion tools in Norway and Angola and higher activity for production enhancement services in Algeria and Congo partially offset by declines in the United Kingdom.  Middle East/Asia revenue remained relatively flat as declines in cementing and completion tools activity were offset by activity increases for production enhancement services in Southeast Asia.  Revenue outside of North America was 40% of total segment revenue in the second quarter of 2010 and 55% of total segment revenue in the second quarter of 2009.

The increase in Completion and Production operating income compared to the second quarter of 2009 was most significant in North America, where operating income grew by $258 million from the second quarter of 2009.  The increase in North America was primarily attributable to higher activity for production enhancement services in United States land.  Latin America operating income decreased 36% due to lower demand across all product service lines in Mexico and Brazil.  Europe/Africa/CIS operating income increased 38%, primarily due to higher demand and lower costs for production enhancement services across all regions of Africa and higher sales for completion tools in Norway.  Middle East/Asia operating income fell 16%, mostly due to lower demand for production enhancement in India and Australia.
Drilling and Evaluation revenue increased compared to the second quarter of 2009, primarily due to improved pricing and higher drilling activity in North America.  North America revenue grew 46% on increased demand for all products and services in United States land and the Gulf of Mexico.  Also, Canada contributed to the increase with higher activity for drilling fluid services and drilling services.  Latin America revenue increased 12% as higher activity across all product service lines in Argentina and Brazil outweighed declines associated with the currency devaluation in Venezuela.  Europe/Africa/CIS revenue declined 2% as higher demand for drilling fluid services in Norway, Russia, and the Caspian was offset by decreased demand for all products and services in Africa.  Middle East/Asia revenue rose 3% as increased demand for drilling fluid services across the region and wireline and perforating services in the Middle East was partially offset by decreased demand for wireline and perforating services and testing and subsea services in Asia.  Revenue outside of North America was 66% of total segment revenue in the second quarter of 2010 and 73% of total segment revenue in the second quarter of 2009.
The increase in Drilling and Evaluation operating income compared to the second quarter of 2009 was due to higher activity and improved pricing in North America.  North America operating income increased $103 million, primarily due to strong increases in activity across most product service lines in United States land and the Gulf of Mexico.  In addition, Canada operating income increased from higher demand for drilling services and wireline and perforating services.  Latin America operating income grew 4%, primarily due to increased demand for testing and subsea services in Brazil and increased Landmark software sales in Argentina and Venezuela.  These increases were partially offset by higher costs and lower activity in Mexico.  Europe/Africa/CIS operating income fell 38% as increased demand for drilling fluid services in Norway and Sakhalin was offset by decreased demand for all products and services in Africa.  Middle East/Asia operating income decreased 32% due to higher costs and lower demand for drilling services, wireline and perforating services, and testing and subsea services in most of Asia Pacific.

NONOPERATING ITEMS
Other, net in the second quarter of 2010 included a $9 million loss on foreign exchange.

RESULTS OF OPERATIONS IN 2010 COMPARED TO 2009

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

	Six Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$4,357	$3,780	$577	15%
Drilling and Evaluation	3,791	3,621	170	5
Total revenue	$8,148	$7,401	$747	10%

By geographic region:
Completion and Production:
North America	$2,559	$1,866	$693	37%
Latin America	414	459	(45)	(10)
Europe/Africa/CIS	844	865	(21)	(2)
Middle East/Asia	540	590	(50)	(8)
Total	4,357	3,780	577	15
Drilling and Evaluation:
North America	1,256	1,076	180	17
Latin America	648	641	7	1
Europe/Africa/CIS	1,057	1,074	(17)	(2)
Middle East/Asia	830	830	–	–
Total	3,791	3,621	170	5
Total revenue by region:
North America	3,815	2,942	873	30
Latin America	1,062	1,100	(38)	(3)
Europe/Africa/CIS	1,901	1,939	(38)	(2)
Middle East/Asia	1,370	1,420	(50)	(4)

	Six Months Ended
OPERATING INCOME:	June 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$735	$606	$129	21%
Drilling and Evaluation	588	588	–	–
Corporate and other	(112)	(102)	(10)	(10)
Total operating income	$1,211	$1,092	$119	11%

By geographic region:
Completion and Production:
North America	$447	$218	$229	105%
Latin America	63	107	(44)	(41)
Europe/Africa/CIS	134	146	(12)	(8)
Middle East/Asia	91	135	(44)	(33)
Total	735	606	129	21
Drilling and Evaluation:
North America	224	92	132	143
Latin America	72	107	(35)	(33)
Europe/Africa/CIS	144	177	(33)	(19)
Middle East/Asia	148	212	(64)	(30)
Total	588	588	–	–
Total operating income by region
(excluding Corporate and other):
North America	671	310	361	116
Latin America	135	214	(79)	(37)
Europe/Africa/CIS	278	323	(45)	(14)
Middle East/Asia	239	347	(108)	(31)

The 10% increase in consolidated revenue in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher rig counts and increased demand for our products and services in North America.  Revenue outside North America was 53% of consolidated revenue in the first six months of 2010 and 60% of consolidated revenue in the first six months of 2009.
The increase in consolidated operating income in the first six months of 2010 compared to the first six months of 2009 primarily stemmed from improved pricing and increased demand in North America.  Operating income in the first six months of 2009 was adversely impacted by a $45 million charge associated with employee separation costs.  Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increase compared to the first six months of 2009 was the result of higher activity in North America.  North America revenue increased 37%, primarily due to increased activity in the United States in cementing services and production enhancement.  Latin America revenue fell 10% due to declines in all product service lines from customer budget constraints in Mexico and reduced activity in Venezuela.  Europe/Africa/CIS revenue declined 2% from lower activity in the United Kingdom and decreased demand for completion tools in West Africa and the Caspian partially offset by production enhancement improvements in Africa and higher cementing activity in Russia.  Middle East/Asia revenue fell 8%, largely due to a decrease in demand for cementing services and production enhancement services in the Middle East.  Lower completion tools sales in most of Asia and decreased demand for production enhancement services in India also contributed to the decline in revenue for the region.  Revenue outside North America was 41% of total segment revenue in the first six months of 2010 and 51% of total segment revenue in the first six months of 2009.

The Completion and Production segment operating income increased compared to the first six months of 2009 was due to the North America region, where operating income grew by $229 million, largely due to increases in production enhancement services and cementing services which benefitted from increased rig count, especially horizontal drilling activity.  Latin America operating income fell 41%, primarily due to customer budget constraints and lower natural gas prices in Mexico.  Europe/Africa/CIS operating income declined 8% from declines in Europe in all product service lines.  Middle East/Asia operating income decreased 33% due to activity declines throughout the region.
Drilling and Evaluation revenue increased compared to the first six months of 2009 primarily as a result of increased activity in North America, where revenue grew 17%.  Latin America revenue remained relatively flat as increased demand for all products and services in Brazil was offset by the currency devaluation in Venezuela and lower demand for wireline and perforating services in Mexico.  Europe/Africa/CIS revenue decreased 2% as increased drilling activity in Norway and the Commonwealth of Independent States (CIS) was offset by lower drilling activity throughout Africa.  Middle East/Asia revenue remained flat as decreased demand for drilling services throughout most of the region and testing and subsea services in most of Asia Pacific offset increased demand for drilling fluid services in Australia and Malaysia and wireline and perforating services in the Middle East.  Revenue outside North America was 67% of total segment revenue in the first six months of 2010 and 70% of total segment revenue in the first six months of 2009.
Segment operating income compared to the first six months of 2009 remained flat due to increased activity in North America being offset by lower activity internationally.  North America operating income increased $132 million from improved pricing and increased demand for all products and services.  Latin America operating income fell 33%, primarily due to higher costs in Mexico and Colombia and lower demand for wireline and perforating services in Mexico.  The Europe/Africa/CIS region operating income fell 19% as decreased demand and higher costs for drilling services, wireline and perforating services, and drilling fluid services in Africa offset higher drilling activity and an improved product mix for drilling fluid services in Norway.  Middle East/Asia operating income decreased 30% over the first six months of 2009 mainly due to higher costs throughout most of the region, lower drilling activity in Saudi Arabia and decreased demand for drilling services in most of Asia Pacific.
Corporate and other expenses were $112 million in the first six months of 2010 compared to $102 million in the first six months of 2009.  The 10% increase was primarily related to higher legal and environmental costs in the first half of 2010.

NONOPERATING ITEMS
Interest expense increased $23 million in the first six months of 2010 compared to the first six months of 2009 primarily due to the issuance of $2 billion in senior notes in March of 2009.
Other, net in the first six months of 2010 included a $31 million loss on foreign exchange associated with the devaluation of the Venezuelan Bolívar Fuerte.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.  For information related to environmental matters, see Note 6 to the condensed consolidated financial statements, Item 1, “Legal Proceedings—Environmental,” and Item 1(a), “Risk Factors.”

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We do not expect the provisions of this update to have a material impact on our condensed consolidated financial statements.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

The Gulf of Mexico/Macondo Well incident
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. Crude oil flowing from the well site has spread across thousands of square miles of the Gulf of Mexico and has reached the United States Gulf Coast.  Efforts to contain the flow of hydrocarbons from the well are being led by the United States government and by BP p.l.c., BP Exploration, and their affiliates (collectively, BP).  In addition, there were eleven fatalities and a number of injuries as a result of the Macondo Well incident.  The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies, and Congressional committees.
We performed a variety of services on the Macondo well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.  We had completed the cementing of the final production casing string in accordance with BP Exploration’s requirements approximately 20 hours prior to the Macondo Well incident.  We believe that we performed all such work in accordance with BP Exploration’s specifications for its well construction plan and BP Exploration’s instructions.
Investigations.  The United States Department of Homeland Security and Department of the Interior have begun a joint investigation into the cause of the Macondo Well incident.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the BOE (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo Well incident.  In addition, another investigation has been commenced by the Chemical Safety Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo Well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo Well incident and have participated and will continue to participate in various hearings relating to the incident held by, among others, various committees and subcommittees of the House of Representatives and the Senate of the United States.
On May 28, 2010, the United States Department of the Interior issued an order imposing a six month suspension on all offshore deepwater drilling projects.  A preliminary injunction was issued blocking enforcement of the deepwater drilling suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.
On June 1, 2010, the United States Attorney General announced that the DOJ was launching civil and criminal investigations into the Macondo Well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo Well incident.  The DOJ announced that it is reviewing, among other traditional criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.
Furthermore, in June 2010, we received a letter from the DOJ requesting thirty days advance notice of any event that may involve substantial transfers of cash or other corporate assets outside of the ordinary course of business.  In our reply to the June 2010 DOJ letter, we conveyed our interest in briefing the DOJ on the services we provided on the Deepwater Horizon but indicated that we could not bind ourselves to requests that have no demonstrated basis in law or fact.

We intend to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo Well incident.
Litigation.  Currently, we have been named along with other unaffiliated defendants in more than 270 class-action complaints involving pollution damage claims and in 15 suits involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo Well incident.  The pollution damage complaints generally allege, among other things, negligence and gross negligence, property damages, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.  We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo Well incident.  Additional lawsuits may be filed against us.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo Well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP’s other contractors performing work on the well have agreed in their contracts with BP to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.  We believe that the indemnification obligations contained in our contract are valid and binding against BP Exploration.  BP Exploration contractually assumed responsibility for costs and expenses relating to this event, including claims for gross negligence.  Given the potential amounts involved, however, BP Exploration and other indemnifying parties may seek to avoid their indemnification obligations.  In particular, while we do not believe there is any justification to do so, BP Exploration, in response to our request for indemnification, has generally reserved all of its rights and stated that it is premature to conclude that it is obligated to indemnify us.  In doing so, BP Exploration has asserted that the facts are not sufficiently developed to determine who is responsible, and have cited a variety of possible legal theories based upon the contract and facts still to be developed.  In addition, the financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy.  We consider the likelihood of a BP bankruptcy to be remote.
In addition to the contractual indemnity, we have a general liability insurance program of $600 million.  Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage.  To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo Well incident.  Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers.  Finally, although we consider it remote, if we were to be subject to governmental fines or penalties, it is possible we might not be indemnified or insured.
TSKJ matters
Background.  As a result of an ongoing FCPA investigation at the time of the KBR separation, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including our indemnification of KBR and any of its greater than 50%–owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  As a condition of our indemnity, we have control over the investigation, defense, and/or settlement of these matters.  We have the right to terminate the indemnity in the event KBR elects to take control over the investigation, defense, and/or settlement or refuses to agree to a settlement negotiated and presented by us.

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
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s immediate recommendations and will implement the remaining long-term recommendations by the third quarter of 2010.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In the third quarter of 2010, the independent consultant will perform a 30-day, follow-up review to confirm that we have implemented the recommendations and continued the application of our current policies and procedures and to recommend any additional improvements.
KBR has agreed that our indemnification obligations with respect to the DOJ and SEC FCPA investigations have been fully satisfied.
Other matters.  In addition to the DOJ and the SEC investigations, we are aware of other investigations in France, Nigeria, the United Kingdom, and Switzerland regarding the Bonny Island project.  In the United Kingdom, the Serious Fraud Office (SFO) is considering civil claims or criminal prosecution under various United Kingdom laws and appears to be focused on the actions of MWKL, among others.  Violations of these laws could result in fines, restitution and confiscation of revenues, among other penalties, some of which could be subject to our indemnification obligations under the master separation agreement.  Our indemnity for penalties under the master separation agreement with respect to MWKL is limited to 55% of such penalties, which is KBR’s beneficial ownership interest in MWKL.  MWKL is cooperating with the SFO’s investigation.  Whether the SFO pursues civil or criminal claims, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed would depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.  MWKL has informed the SFO that it intends to self-report corporate liability for corruption-related offenses arising out of the Bonny Island project.  MWKL has received confirmation that it has been admitted into the plea negotiation process under the Guidelines on Plea Discussions in Cases of Complex or Serious Fraud, which have been issued by the Attorney General for England and Wales.
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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties presented evidence and witnesses to the panel in May 2010, and the final hearing is scheduled for August 2010.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion.  Both parties filed briefs, and the Fifth Circuit heard oral argument in December of 2009.  The Fifth Circuit affirmed the district court’s order denying class certification.  On May 13, 2010, AMSF filed a writ of certiorari in the United States Supreme Court.  The brief in opposition to the petition for writ of certiorari is due on August 18, 2010.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas naming as defendants various current and retired Halliburton directors and officers and current KBR directors.  These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty to the detriment of Halliburton and its shareholders by failing to properly exercise oversight responsibilities and establish adequate internal controls.  The District Court consolidated the two cases and the plaintiffs filed a consolidated petition against current and former Halliburton directors and officers only containing various allegations of wrongdoing including violations of the FCPA, claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks.  Our Board of Directors has designated a special committee of independent directors to oversee the investigation of the allegations made in the lawsuits and make recommendations to the Board on actions that should be taken.
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

We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability.  As of June 30, 2010, those nine sites accounted for approximately $10 million of our total $48 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Item 1(a).  Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully.  The risk factors discussed below update the risk factors previously discussed in our 2009 Annual Report on Form 10-K.

An adverse determination or result against us or any party indemnified by us in any investigation or third-party claim related to FCPA matters could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
As a result of an ongoing investigation under the FCPA at the time of the KBR separation, we provided indemnification in favor of KBR and any of its greater than 50%-owned subsidiaries (which included MWKL) against certain liabilities related to investigations under the FCPA or analogous applicable foreign laws.
In February 2009, the FCPA investigations by the DOJ and the SEC were resolved with respect to KBR and us.  We are aware of other investigations in France, Nigeria, the United Kingdom, and Switzerland regarding the Bonny Island project.  In the United Kingdom, the SFO is considering civil claims or criminal prosecution under various United Kingdom laws and appears to be focused on the actions of MWKL, among others.  Violations of these laws could result in fines, restitution and confiscation of revenues, among other penalties, some of which could be subject to our indemnification obligations under the master separation agreement.
The DOJ and SEC settlements and the other ongoing investigations could result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or a material adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our current or former subsidiaries.
An adverse determination or result against us or any party indemnified by us in any investigation or third-party claim related to these FCPA matters could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We could be subject to claims under our indemnification in favor of KBR for liability with respect to undersea bolts installed in connection with KBR’s Barracuda-Caratinga project that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We also provided indemnification in favor of KBR for out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards, KBR may incur as a result of the replacement of certain subsea flowline bolts installed in connection with KBR’s Barracuda-Caratinga project.
At the direction of Petrobras, the Brazilian national oil company, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The parties presented evidence and witnesses to the panel in May 2010, and final arguments are scheduled for August 2010.  An adverse determination or result against KBR in the arbitration could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Certain matters relating to the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for BP Exploration, the lease operator.  Crude oil escaping from the Macondo well site has spread across thousands of square miles of the Gulf of Mexico and has reached the United States Gulf Coast.  We performed a variety of services on the Macondo well.
Results of the Macondo well incident and the subsequent oil spill could include offshore drilling delays, increased state, federal, and international regulation of our and our customer’s operations and could negatively impact the availability and cost of insurance coverage.  Any increased regulation of the exploration and production industry as a whole that arises out of the Macondo Well incident could result in higher operating costs for our customers and reduced demand for our services.
Our contract with BP Exploration relating to the Macondo well provides for our indemnification for claims and expenses relating to the Macondo well incident.  Given the potential amounts involved, BP Exploration and other indemnifying parties may seek to avoid their indemnification obligations.  Financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy.  If BP Exploration filed for bankruptcy protection, a bankruptcy judge could disallow our contract with BP Exploration, including the indemnification obligations thereunder.
In addition, we may be subject to governmental fines or penalties for which we might not be indemnified or insured.
These matters relating to the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

A downward trend in estimates of production volumes or prices or an upward trend in production costs could have a material adverse effect on our consolidated results of operations and result in impairment of or higher depletion rate on our oil and natural gas properties.
We have interests in oil and natural gas properties in Bangladesh and North America totaling approximately $199 million, net of accumulated depletion, which we account for under the successful efforts method.  These oil and natural gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
A downward trend in estimates of production volumes or prices or an upward trend in production costs could have a material adverse effect on our consolidated results of operations and result in an impairment of or higher depletion rate on our oil and natural gas properties.

Our operations are subject to political and economic instability and risk of government actions that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
We are exposed to risks inherent in doing business in each of the countries in which we operate.  Operations are subject to various risks unique to each country that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.  With respect to any particular country, these risks may include:
-	political and economic instability, including:
	•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
	•	inflation; and
	•	currency fluctuations, devaluations, and conversion restrictions;
-	governmental actions that may
	•	result in expropriation and nationalization of our assets in that country;
	•	result in confiscatory taxation or other adverse tax policies;
	•	limit or disrupt markets, restrict payments, or limit the movement of funds;
	•	result in the deprivation of contract rights; and
	•	result in the inability to obtain or retain licenses required for operation.
For example, due to the unsettled political conditions in many oil-producing countries, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions.  Countries where we operate that have significant political risk include: Algeria, Indonesia, Iraq, Nigeria, Russia, Kazakhstan, and Venezuela.  Our facilities and our employees are under threat of attack in some countries where we operate.  In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and natural gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

Our operations outside the United States require us to comply with a number of United States and international regulations, violations of which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
Our operations outside the United States require us to comply with a number of United States and international regulations.  For example, our operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.  Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control.  We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA.  However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents.  In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, consolidated results of operations and consolidated financial condition.  In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in these countries could have a material adverse effect on our business and consolidated results of operations.  We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with applicable laws.

Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East, Nigeria, and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East, Nigeria, and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.  Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate.  In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business and consolidated results of operations.

Changes in or interpretation of tax law and currency/repatriation control could impact the determination of our income tax liabilities for a tax year.
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

We are subject to foreign exchange risks and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries or to repatriate assets from some countries.
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
As an example, we conduct business in countries, such as Venezuela, that have nontraded or “soft” currencies that, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency.  We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.

Trends in oil and natural gas prices affect the level of exploration, development and production activity of our customers and the demand for our services and products which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which, historically, have been volatile and are likely to continue to be volatile.
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.  Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Factors affecting the prices of oil and natural gas include:
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

The worldwide recession could continue to affect demand for our well services and products, which could have a material adverse effect on our consolidated results of operations.
The recent worldwide recession has reduced the levels of economic activity and the expansion of industrial business operations.  This has negatively impacted worldwide demand for energy, resulting in lower oil and natural gas prices, a lowering of the level of exploration, development, and production activity, and a corresponding decline in the demand for our well services and products.  This reduction in demand could continue through 2010 and beyond, which could have a material adverse effect on our consolidated results of operations.

Our business is dependent on capital spending by our customers and reductions in capital spending could have a material adverse effect on our consolidated results of operations.
Our business is directly affected by changes in capital expenditures by our customers, and restrictions in capital spending could have a material adverse effect on our consolidated results of operations.  Some of the changes that may materially and adversely affect us include:

-	the consolidation of our customers, which could:
	•	cause customers to reduce their capital spending, which would in turn reduce the demand for our services and products; and
	•	result in customer personnel changes, which in turn affect the timing of contract negotiations;
-
adverse developments in the business and operations of our customers in the oil and natural gas industry, including write-downs of reserves and reductions in capital spending for exploration, development, and production; and

-	ability of our customers to timely pay the amounts due us.

If our customers delay in paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We depend on a limited number of significant customers.  While none of these customers represented more than 10% of consolidated revenue in any period presented, the loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.
In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices.  In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets.  If our customers delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our business in Venezuela subjects us to actions by the Venezuelan government and delays in receiving payments, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We believe there are risks associated with our operations in Venezuela, including the possibility that the Venezuelan government could assume control over our operations and assets.  We also continue to see a delay in receiving payment on our receivables from our primary customer in Venezuela and future payments could be based on an exchange rate different than what we believe to be the official rate.  If our customer further delays in paying or fails to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of devaluation of the Bolívar Fuerte, the foreign currency exchange rate, actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending.

Doing business with national oil companies exposes us to greater risks of cost overruns, delays, and project losses and unsettled political conditions that can heighten these risks.
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

Some of our customers require us to enter into long-term, fixed-price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.
Our customers, primarily NOCs, may require integrated, long-term, fixed-price contracts that could require us to provide integrated project management services outside our normal discrete business to act as project managers as well as service providers.  Providing services on an integrated basis may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.  For example, we generally rely on third-party subcontractors and equipment providers to assist us with the completion of our contracts.  To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.  These delays and additional costs may be substantial, and we may be required to compensate the NOCs for these delays.  This may reduce the profit to be realized or result in a loss on a project.  Currently, long-term, fixed price contracts with NOCs do not comprise a significant portion of our business.  However, in the future, based on the anticipated growth of NOCs, we expect our business with NOCs to grow relative to our other business, with these types of contracts likely comprising a more significant portion of our business.

Our acquisitions, dispositions and investments may not result in the realization of savings, the creation of efficiencies, the generation of cash or income, or the reduction of risk, which may have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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

Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
We conduct some operations through joint ventures, where control may be shared with unaffiliated third parties.  As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues.  We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners.  These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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
Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.  We are also exposed to costs arising from environmental compliance, including compliance with changes in or expansion of environmental requirements, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Liability for cleanup costs, natural resource damages, and other damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are exposed to claims under environmental requirements and, from time to time, such claims have been made against us.  In the United States, environmental requirements and regulations typically impose strict liability.  Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties.  Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Changes in environmental requirements may negatively impact demand for our services.  For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns).  State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business.  Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas.  Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are a leading provider of hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well.  Bills pending in the United States House and Senate have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process.  This legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays and increased operating costs.  During the first quarter of 2010, the United States Environmental Protection Agency announced it will begin a detailed scientific study of hydraulic fracturing and the alleged effect on surface and ground water.  The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Changes in, compliance with, or our failure to comply with laws in the countries in which we conduct business may negatively impact our ability to provide services in, make sales of equipment to, and transfer personnel or equipment among some of those countries and could have a material adverse affect on our consolidated results of operations.
In the countries in which we conduct business, we are subject to multiple and, at times, inconsistent regulatory regimes, including those that govern our use of radioactive materials, explosives, and chemicals in the course of our operations.  Various national and international regulatory regimes govern the shipment of these items.  Many countries, but not all, impose special controls upon the export and import of radioactive materials, explosives, and chemicals.  Our ability to do business is subject to maintaining required licenses and complying with these multiple regulatory requirements applicable to these special products.  In addition, the various laws governing import and export of both products and technology apply to a wide range of services and products we offer.  In turn, this can affect our employment practices of hiring people of different nationalities because these laws may prohibit or limit access to some products or technology by employees of various nationalities.  Changes in, compliance with, or our failure to comply with these laws may negatively impact our ability to provide services in, make sales of equipment to, and transfer personnel or equipment among some of the countries in which we operate and could have a material adverse affect on our consolidated results of operations.

Constraints in the supply of raw materials can have a material adverse effect on our consolidated results of operations.
Raw materials essential to our business are normally readily available.  Market conditions can trigger constraints in the supply chain of certain raw materials, such as sand, cement, and specialty metals, which can have a material adverse effect on our consolidated results of operations.  The majority of our risk associated with supply chain constraints occurs in those situations where we have a relationship with a single supplier for a particular resource.

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

If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced.
The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services.  If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected, and the value of our intellectual property may be reduced.  Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage our operations.  The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ and retain technical personnel at a competitive cost.
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

Our business could be materially and adversely affected by severe or unseasonable weather, particularly in the Gulf of Mexico where we have operations.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2010.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs
April 1-30	189,768	$32.94	–
May 1-31	325,655	$27.18	–
June 1-30	70,858	$24.42	–
Total	586,281	$28.71	–

(a)
All of the 586,281 shares purchased during the three-month period ended June 30, 2010 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information
None.

Item 6.  Exhibits

* 12.1	Computation of Ratio of Earnings to Fixed Charges

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

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

Date:  July 23, 2010