Form 10-Q
period 2010-09-30
HALLIBURTON CO
filed 2010-10-22
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

As of October 15, 2010, 909,534,822 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars and shares except per share data	2010	2009	2010	2009
Revenue:
Services	$3,598	$2,645	$9,814	$8,137
Product sales	1,067	943	2,999	2,852
Total revenue	4,665	3,588	12,813	10,989
Operating costs and expenses:
Cost of services	2,891	2,269	8,075	6,843
Cost of sales	894	796	2,542	2,431
General and administrative	62	49	167	149
Total operating costs and expenses	3,847	3,114	10,784	9,423
Operating income	818	474	2,029	1,566
Interest expense, net of interest income of $3, $3, $9, and $8	(76)	(77)	(228)	(207)
Other, net	(7)	(4)	(56)	(23)
Income from continuing operations before income taxes	735	393	1,745	1,336
Provision for income taxes	(249)	(124)	(570)	(420)
Income from continuing operations	486	269	1,175	916
Income (loss) from discontinued operations, net of income
tax (provision) benefit of $64, $2, $63, and $3	59	(3)	60	(5)
Net income	$545	$266	$1,235	$911
Noncontrolling interest in net income of subsidiaries	(1)	(4)	(5)	(9)
Net income attributable to company	$544	$262	$1,230	$902
Amounts attributable to company shareholders:
Income from continuing operations	$485	$265	$1,170	$907
Income (loss) from discontinued operations, net	59	(3)	60	(5)
Net income attributable to company	$544	$262	$1,230	$902
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.53	$0.29	$1.29	$1.01
Income (loss) from discontinued operations, net	0.07	−	0.07	(0.01)
Net income per share	$0.60	$0.29	$1.36	$1.00
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.53	$0.29	$1.29	$1.01
Income (loss) from discontinued operations, net	0.07	−	0.06	(0.01)
Net income per share	$0.60	$0.29	$1.35	$1.00

Cash dividends per share	$0.09	$0.09	$0.27	$0.27
Basic weighted average common shares outstanding	910	902	907	899
Diluted weighted average common shares outstanding	912	904	910	901
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
Millions of dollars and shares except per share data	2010	2009
Assets
Current assets:
Cash and equivalents	$1,875	$2,082
Receivables (less allowance for bad debts of $86 and $90)	3,723	2,964
Inventories	1,889	1,598
Investments in marketable securities	880	1,312
Current deferred income taxes	244	210
Other current assets	605	472
Total current assets	9,216	8,638
Property, plant, and equipment, net of accumulated depreciation of $5,844 and $5,230	6,486	5,759
Goodwill	1,254	1,100
Other assets	1,242	1,041
Total assets	$18,198	$16,538
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,095	$787
Current maturities of long-term debt	750	750
Accrued employee compensation and benefits	666	514
Deferred revenue	219	215
Department of Justice (DOJ) settlement and indemnity	−	142
Other current liabilities	603	481
Total current liabilities	3,333	2,889
Long-term debt	3,824	3,824
Employee compensation and benefits	445	462
Other liabilities	743	606
Total liabilities	8,345	7,781
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued
1,068 shares and 1,067 shares	2,670	2,669
Paid-in capital in excess of par value	304	411
Accumulated other comprehensive loss	(209)	(213)
Retained earnings	11,848	10,863
Treasury stock, at cost – 159 and 165 shares	(4,773)	(5,002)
Company shareholders’ equity	9,840	8,728
Noncontrolling interest in consolidated subsidiaries	13	29
Total shareholders’ equity	9,853	8,757
Total liabilities and shareholders’ equity	$18,198	$16,538
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30
Millions of dollars	2010	2009
Cash flows from operating activities:
Net income	$1,235	$911
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	817	677
Payments of DOJ and Securities and Exchange Commission (SEC)
settlement and indemnity	(142)	(369)
Provision for deferred income taxes, continuing operations	42	164
Other changes:
Receivables	(716)	737
Accounts payable	286	(111)
Inventories	(280)	114
Other	120	(493)
Total cash flows from operating activities	1,362	1,630
Cash flows from investing activities:
Purchases of investments in marketable securities	(1,182)	(1,518)
Sales of investments in marketable securities	1,600	−
Capital expenditures	(1,412)	(1,390)
Acquisitions of business assets, net of cash acquired	(383)	(37)
Other investing activities	122	93
Total cash flows from investing activities	(1,255)	(2,852)
Cash flows from financing activities:
Payments of dividends to shareholders	(245)	(243)
Proceeds from long-term borrowings, net of offering costs	−	1,975
Other financing activities	(51)	58
Total cash flows from financing activities	(296)	1,790
Effect of exchange rate changes on cash	(18)	(17)
Increase (decrease) in cash and equivalents	(207)	551
Cash and equivalents at beginning of period	2,082	1,124
Cash and equivalents at end of period	$1,875	$1,675
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$289	$226
Income taxes	$529	$437
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2010, the results of our operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.  In addition, certain reclassifications of prior period balances have been made to conform to 2010 classifications.  The results of operations for the three and nine months ended September 30, 2010 may not be indicative of results for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2010	2009	2010	2009
Revenue:
Completion and Production	$2,655	$1,821	$7,012	$5,601
Drilling and Evaluation	2,010	1,767	5,801	5,388
Total revenue	$4,665	$3,588	$12,813	$10,989

Operating income:
Completion and Production	$609	$240	$1,344	$846
Drilling and Evaluation	271	283	859	871
Total operations	880	523	2,203	1,717
Corporate and other	(62)	(49)	(174)	(151)
Total operating income	$818	$474	$2,029	$1,566
Interest expense, net	(76)	(77)	(228)	(207)
Other, net	(7)	(4)	(56)	(23)
Income from continuing operations before
income taxes	$735	$393	$1,745	$1,336

Receivables
As of September 30, 2010, 36% of our gross trade receivables were from customers in the United States.  As of December 31, 2009, 26% of our gross trade receivables were from customers in the United States.

Note 3.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $97 million at September 30, 2010 and $68 million at December 31, 2009.  If the average cost method had been used, total inventories would have been $33 million higher than reported at September 30, 2010 and December 31, 2009.  The cost of the remaining inventory was recorded on the average cost method.  Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2010	2009
Finished products and parts	$1,320	$1,090
Raw materials and supplies	504	480
Work in process	65	28
Total	$1,889	$1,598

Finished products and parts are reported net of obsolescence reserves of $89 million at September 30, 2010 and $94 million at December 31, 2009.

Note 4.  Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2009	$8,757	$8,728	$29
Transactions with shareholders	111	131	(20)
Treasury shares issued for acquisition of
Boots & Coots, Inc.	105	105	–
Shares repurchased	(114)	(114)	–
Comprehensive income:
Net income	1,235	1,230	5
Other comprehensive income	4	5	(1)
Total comprehensive income	1,239	1,235	4
Payments of dividends to shareholders	(245)	(245)	–
Balance at September 30, 2010	$9,853	$9,840	$13

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2008	$7,744	$7,725	$19
Transactions with shareholders	151	152	(1)
Comprehensive income:
Net income	911	902	9
Other comprehensive income	13	13	–
Total comprehensive income	924	915	9
Payments of dividends to shareholders	(243)	(243)	–
Balance at September 30, 2009	$8,576	$8,549	$27

The following table summarizes comprehensive income for the quarterly periods presented.

	Three Months Ended
	September 30
Millions of dollars	2010	2009
Net income	$545	$266
Other comprehensive income (loss)	–	(4)
Total comprehensive income	$545	$262
Comprehensive income attributable to noncontrolling interest	1	4
Comprehensive income attributable to company	544	258

Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2010	2009
Defined benefit and other postretirement liability adjustments	$(142)	$(149)
Cumulative translation adjustments	(67)	(65)
Unrealized gains on investments	–	1
Total accumulated other comprehensive loss	$(209)	$(213)

During the first nine months of 2010, we repurchased 3.5 million shares of our common stock under our existing share repurchase program at a cost of approximately $114 million at an average price of $32.44 per share.  The program may be used for open market share purchases.  Under this program, we are authorized to purchase shares with a market value of up to $5.0 billion, and, since the inception of the program, we have purchased 96 million shares at a total cost of approximately $3.3 billion.
In the third quarter of 2010, we issued approximately 3.4 million shares of common stock out of treasury, valued at approximately $105 million, in connection with our acquisition of Boots & Coots, Inc. (Boots & Coots).

Note 5.  KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock.  In addition, we recorded a liability reflecting the estimated fair value of the indemnities and guarantees provided to KBR as described below.  Since the separation, we have recorded adjustments to our liability for indemnities, guarantees, and income tax obligations to reflect changes to our estimation of our remaining obligation.  All such adjustments are recorded in “Income (loss) from discontinued operations, net.”
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
In February 2009, the United States Department of Justice (DOJ) and Securities and Exchange Commission (SEC) FCPA investigations were resolved.  The total of fines and disgorgement was $579 million, of which KBR consented to pay $20 million.  As of September 30, 2010, we have paid the full amounts due, consisting of $382 million as a result of the DOJ settlement and the indemnity we provided to KBR upon separation and $177 million as a result of the SEC settlement.  A tax benefit of $62 million related to the SEC settlement was recorded in discontinued operations during the third quarter of 2010.  Amounts accrued relating to our remaining KBR indemnities and guarantees are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $72 million at September 30, 2010.  See Note 6 for further discussion of the TSKJ and Barracuda-Caratinga matters.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.

Note 6.  Commitments and Contingencies
The Gulf of Mexico/Macondo well incident
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. Crude oil flowing from the well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast.  Efforts to contain the flow of hydrocarbons from the well were led by the United States government and by BP p.l.c., BP Exploration, and their affiliates (collectively, BP) and the well was permanently capped on September 19, 2010.  There were eleven fatalities and a number of injuries as a result of the Macondo well incident.
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
Investigations.  The United States Department of Homeland Security and Department of the Interior are jointly investigating the cause of the Macondo well incident.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOE) (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo well incident.  In addition, other investigations have been commenced by the Chemical Safety Board, the National Academy of Science and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling that the President of the United States has established to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo well incident and have participated and will continue to participate in various hearings relating to the incident held by, among others, various committees and subcommittees of the House of Representatives and the Senate of the United States.
On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects.  A preliminary injunction was issued blocking enforcement of the deepwater drilling suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.  On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling suspension.
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
In June 2010, we received a letter from the DOJ requesting thirty days advance notice of any event that may involve substantial transfers of cash or other corporate assets outside of the ordinary course of business.  In our reply to the June 2010 DOJ letter, we conveyed our interest in briefing the DOJ on the services we provided on the Deepwater Horizon but indicated that we would not bind ourselves to the DOJ request.  Subsequently, we have met twice with the DOJ in August and October to discuss the Macondo well incident and the DOJ’s request.
We intend to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo well incident.

On September 8, 2010, an incident investigation team assembled by BP issued the Deepwater Horizon Accident Investigation Report (BP Report).  The BP Report outlines eight key findings of BP related to the possible causes of the Macondo well incident, including failures of cement barriers, failures of equipment provided by other service companies and the drilling contractor, and failures of judgment by BP and the drilling contractor.  With respect to the BP Report’s assessment that the cement barrier did not prevent hydrocarbons from entering the wellbore after cement placement, the BP Report concluded that among other things there were “weaknesses in cement design and testing.”
According to the BP Report, the BP incident investigation team did not review its analyses or conclusions with us or any other entity or governmental agency conducting a separate or independent investigation of the incident.  In addition, the BP incident investigation team did not conduct any testing using our cementing products.
Regardless of whether alleged weaknesses in cement design and testing are or are not ultimately established, and regardless of whether the cement slurry was utilized in similar applications or was consistent with industry standards, we believe that had BP conducted a cement bond log test, or had BP and others properly interpreted a negative-pressure test, these tests would have revealed any problems with our cement.   A cement bond log test evaluates the integrity of the cement bond, and a negative-pressure test evaluates the integrity of the wellbore casing. BP, however, elected not to conduct a cement bond log test, and with others misinterpreted the negative-pressure tests, which would have resulted in remedial action, if appropriate, with respect to our cementing services.
Litigation.  Currently, we have been named along with other unaffiliated defendants in more than 319 class-action complaints involving pollution damage claims and in 27 suits involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The majority of these suits are consolidated in a multi-district litigation proceeding in the Eastern District of Louisiana.  The pollution damage complaints generally allege, among other things, negligence and gross negligence, property damages, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.  We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo well incident.  Additional lawsuits may be filed against us.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP Exploration is obligated to obtain agreement by other contractors performing work on the well to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.  We believe that the indemnification obligations contained in our contract are valid and binding against BP Exploration.  BP Exploration contractually assumed responsibility for costs and expenses relating to this event, including claims for gross negligence.  Given the potential amounts involved, however, BP Exploration and other indemnifying parties may seek to avoid their indemnification obligations.  In particular, while we do not believe there is any justification to do so, BP Exploration, in response to our request for indemnification, has generally reserved all of its rights and stated that it is premature to conclude that it is obligated to indemnify us.  In doing so, BP Exploration has asserted that the facts are not sufficiently developed to determine who is responsible, and have cited a variety of possible legal theories based upon the contract and facts still to be developed.  In addition, the financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy proceedings.  We consider the likelihood of a BP bankruptcy to be remote.

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
As of September 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.
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
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s recommendations.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In the third quarter of 2010, the independent consultant performed a 30-day, follow-up review, confirming that we have implemented the recommendations and continued the application of our current policies and procedures.
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
On September 3, 2010, the Federal Government of Nigeria, through the office of the Attorney General of the Federation, filed criminal charges in connection with the Nigeria LNG project against various companies and individuals including TSKJ Nigeria Limited and the four companies participating in the TSKJ joint ventures, one of which is Kellogg Brown & Root LLC.  The charges against TSKJ and its participants involve conspiracy for improper payments to public officials.  Our indemnity to KBR would apply to any fines or penalties assessed against KBR should it be found liable in these proceedings.  At this time, we are unable to make any estimate of the potential amount of any such fines or penalties.  In addition, it has been reported in the press that the Attorney General of Nigeria intends to file a civil lawsuit against us in the United States.
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
At this time, other than the claims being considered by the SFO and the charges in Nigeria, no claims by governmental authorities in foreign jurisdictions have been asserted against the indemnified parties.  Therefore, we are unable to estimate the maximum potential amount of future payments that could be required to be made under our indemnity to KBR and its majority-owned subsidiaries related to these matters.  See Note 5 for additional information.
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

At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties presented evidence and witnesses to the panel in May 2010, and final arguments were presented in August 2010.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of September 30, 2010 and December 31, 2009.  See Note 5 for additional information regarding the KBR indemnification.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion.  Both parties filed briefs, and the Fifth Circuit heard oral argument in December of 2009.  The Fifth Circuit affirmed the district court’s order denying class certification.  On May 13, 2010, AMSF filed a writ of certiorari in the United States Supreme Court.  In early October 2010, the Supreme Court neither granted nor denied the Writ of Certiorari but referred it to the Solicitor General for an opinion on whether the Court should accept the case or not.  The Solicitor General will confer with interested agencies such as the SEC, meet with the parties, and develop its recommendation, which it will provide to the Court.  Then, the Court will decide if it will hear the appeal.  As of September 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.

Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas naming as defendants various current and retired Halliburton directors and officers and current KBR directors.  These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty to the detriment of Halliburton and its shareholders by failing to properly exercise oversight responsibilities and establish adequate internal controls.  The District Court consolidated the two cases and the plaintiffs filed a consolidated petition against current and former Halliburton directors and officers only containing various allegations of wrongdoing including violations of the FCPA, claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks.  Our Board of Directors has designated a special committee of independent directors to oversee the investigation of the allegations made in the lawsuits and make recommendations to the Board on actions that should be taken. As of September 30, 2010, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $47 million as of September 30, 2010 and $53 million as of December 31, 2009.  Our total liability related to environmental matters covers numerous properties.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability.  As of September 30, 2010, those nine sites accounted for approximately $10 million of our total $47 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2010, including $210 million of surety bonds related to Venezuela.  In addition, $216 million of the total $1.6 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of shares	2010	2009	2010	2009
Basic weighted average common shares outstanding	910	902	907	899
Dilutive effect of stock options	2	2	3	2
Diluted weighted average common shares outstanding	912	904	910	901

Excluded from the computation of diluted income per share are options to purchase six million shares of common stock that were outstanding during the three and nine months ended September 30, 2010 and six million and eight million shares that were outstanding during the three and nine months ended September 30, 2009.  These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value of Financial Instruments
At September 30, 2010, we held $880 million of United States Treasury securities with maturities that extend through June 2011.  These securities are accounted for as available-for-sale and recorded at fair value in “Investments in marketable securities.”
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair market value due to the short maturities of these instruments.  We have no financial instruments measured at fair value using unobservable inputs.  The following table presents the fair values of our other financial assets and liabilities and the basis for determining their fair values:

			Quoted prices
			in active	Significant
			markets for	observable inputs
	Carrying		identical assets	for similar assets or
Millions of dollars	Value	Fair value	or liabilities	liabilities
September 30, 2010
Marketable securities	$880	$880	$880	$–
Long-term debt	4,574	5,575	3,945	1,630(a)
December 31, 2009
Marketable securities	$1,312	$1,312	$1,312	$–
Long-term debt	4,574	5,301	4,874	427(a)
        (a)           Calculated based on the fair value of other actively-traded Halliburton debt.

Note 9.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows:

	Three Months Ended September 30
	2010		2009
Millions of dollars	United States	International	United States	International
Service cost	$–	$5	$–	$6
Interest cost	1	12	1	10
Expected return on plan assets	(2)	(11)	(1)	(8)
Recognized actuarial loss	1	1	–	1
Net periodic benefit cost	$–	$7	$–	$9

	Nine Months Ended September 30
	2010		2009
Millions of dollars	United States	International	United States	International
Service cost	$–	$15	$–	$19
Interest cost	4	37	4	31
Expected return on plan assets	(5)	(33)	(5)	(25)
Settlements/curtailments	–	–	1	1
Recognized actuarial loss	2	3	1	3
Net periodic benefit cost	$1	$22	$1	$29

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of products and services to the energy industry.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field.  Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies.  We report our results under two segments, Completion and Production and Drilling and Evaluation:
-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, and completion services.  The segment consists of production enhancement services, completion tools and services, cementing services, and Boots and Coots;

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

The business operations of our segments are organized around four primary geographic regions:  North America (includes Canada and the United States), Latin America, Europe/Africa/CIS, and Middle East/Asia.  We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Malaysia, Mexico, Brazil, and Singapore.  With more than 55,000 employees, we operate in approximately 70 countries around the world and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first nine months of 2010, we produced revenue of $12.8 billion and operating income of $2.0 billion, reflecting an operating margin of 16%.  Revenue increased $1.8 billion or 17% from the first nine months of 2009, while operating income increased $463 million or 30% from the first nine months of 2009.  Overall, these increases were due to our customers’ higher capital spending throughout 2010, led by increased drilling activity and pricing improvements in North America.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business.  Although we have seen improvements in our business during the first nine months of 2010, due to the concerns about the global recovery, the current excess supply of oil and natural gas, and the Gulf of Mexico/Macondo well incident, the near-term growth for our business may be at a more moderate pace.
In North America, the industry experienced an unprecedented decline in drilling activity and rig count during 2009.  These declines, coupled with natural gas storage levels reaching record levels, resulted in severe margin contraction in 2009.  However, during the first nine months of 2010, we saw a rebound in United States land rig count and drilling activity.  The trend toward more service-intensive work, especially in the oil and liquids-rich shale plays, has resulted in absorption of much of the industry’s excess oilfield equipment capacity.  The shift to oil and liquids-rich plays is mainly the result of stable oil prices.  Due to this absorption of excess capacity and our equipment utilization rates surpassing peak levels experienced in the third quarter of 2008, we continue to see price and margin improvements over the prior year for most of our products and services.  Despite weaker natural gas fundamentals due to lower prices and higher storage volumes, we believe our North America revenues and margins are likely sustainable through 2011.  Our third quarter 2010 Gulf of Mexico business declined sharply due to the impact of the drilling suspension, although we did perform some work on the Macondo relief wells.  The drilling suspension was lifted in the fourth quarter of 2010, but we anticipate a further reduction in Gulf of Mexico operations as operators adjust to new regulations.

Outside of North America, operating income declined in 2009 from 2008 levels due to a drop in rig count and the impact of pricing concessions that were renegotiated or given in the contract retendering process.  During the first nine months of 2010, our international revenues remained flat while our operating income has continued to decline.  However, we expect the global demand growth will have a moderate recovery as international rig count increases. We continue to have concerns around the pace of global economic recovery, which has caused our customers to revise their capital spending budget for the remainder of the year.  On a longer term basis, we expect the global economic recovery to accelerate, which will lead to absorption of the industry’s spare capacity and improved international pricing.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Gulf of Mexico/Macondo well incident
On April 22, 2010, the semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico after an explosion and fire onboard the rig that began on April 20, 2010.  We performed a variety of services on the well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees, and we have been named in many class action complaints involving pollution damage claims and other lawsuits related to wrongful death and other personal injuries claims.  On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects.  A preliminary injunction has been issued blocking enforcement of the suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.  On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling suspension.  Despite the fact that the drilling suspension has been lifted, we anticipate a reduction in our Gulf of Mexico operations in the fourth quarter of 2010.  Longer term, we do not know the extent of the impact on revenue or earnings as they are dependent on, among other things, our customers’ actions and the potential movement of deepwater rigs to other markets.  For additional information, see “Business Environment and Result of Operations,” Note 6 to the condensed consolidated financial statements, Item 1, “Legal Proceedings,” and Item 1(a), “Risk Factors.”
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2010 with cash and equivalents of $1.9 billion compared to $2.1 billion at December 31, 2009.
Significant sources of cash
Cash flows from operating activities contributed $1.4 billion to cash in the first nine months of 2010.
During the first nine months of 2010, we sold approximately $1.6 billion of United States Treasury securities.
Further available sources of cash.  We have an unsecured $1.2 billion revolving credit facility expiring in 2012 to provide commercial paper support, general working capital, and credit for other corporate purposes.  The facility was undrawn as of September 30, 2010.  In addition, we have $880 million in United States Treasury securities that will be maturing at various dates through June 2011.

Significant uses of cash
Capital expenditures were $1.4 billion in the first nine months of 2010 and were predominantly made in the production enhancement, drilling services, wireline and perforating, and cementing product service lines.
During the period, we purchased non-cash equivalents of approximately $1.2 billion in United States Treasury securities, with varying maturity dates of less than one year.
We paid $383 million to acquire various companies, including Boots & Coots, Inc. (Boots & Coots), during the first nine months of 2010 that should enhance or augment our current portfolio of products and services.
In September 2010, we completed the acquisition of Boots & Coots in a stock and cash transaction valued at approximately $248 million, of which approximately $143 million was paid in cash and approximately 3.4 million shares of our common stock were issued to Boots & Coots stockholders.  Subsequent to the acquisition, we retired approximately $39 million of Boots & Coots outstanding debt.  Beginning October 2010, Boots & Coots results of operations will be included in our Completion and Production segment.
During the third quarter of 2010, we repurchased 3.5 million shares of our common stock under our share repurchase program at a cost of approximately $114 million at an average price of $32.44 per share.
We paid $245 million in dividends to our shareholders in the first nine months of 2010.
We paid the final amounts due to the Department of Justice (DOJ) in the first nine months of 2010 related to the settlement of Foreign Corrupt Practices Act (FCPA) investigations and under the related indemnity provided to KBR, Inc. (KBR) upon separation.  See Notes 5 and 6 to our condensed consolidated financial statements for more information.
Future uses of cash.  Capital spending for 2010 is expected to be approximately $2.1 billion.  The capital expenditures plan for 2010 is primarily directed toward our production enhancement, drilling services, wireline and perforating, and cementing product service lines and toward retiring old equipment to replace it with new equipment to improve our fleet reliability and efficiency.
We are currently exploring other opportunities for acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations.
In October 2010, we retired $750 million principal amount of our 5.5% senior notes with available cash and equivalents.
Subject to Board of Directors approval, we expect to pay quarterly dividends of approximately $80 million during the remainder of 2010.  We also have approximately $1.7 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
Other factors affecting liquidity
Guarantee arrangements.  In the normal course of business, we have agreements with financial institutions under which approximately $1.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2010, including $210 million of surety bonds related to Venezuela.  See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela.  In addition, $216 million of the total $1.6 billion relates to KBR letters of credit, bank guarantees, or surety bonds that are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market.  We believe our $1.9 billion of cash and equivalents and $880 million in investments in marketable securities as of September 30, 2010 provide sufficient liquidity and flexibility, given the current market environment.  Our debt maturities extend over a long period of time.  We currently have a total of $1.2 billion of committed bank credit under our revolving credit facility to support our operations and any commercial paper we may issue in the future.  We have no financial covenants or material adverse change provisions in our bank agreements.  Currently, there are no borrowings under the revolving credit facility.  Although a portion of earnings from our foreign subsidiaries is reinvested overseas indefinitely, we do not consider this to have a significant impact on our liquidity.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry.  The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide.  We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field.  Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment.  The industries we serve are highly competitive with many substantial competitors in each segment.  In the first nine months of 2010, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States.  In the first nine months of 2009, 36% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2010	2009	2009
West Texas Intermediate	$75.92	$68.20	$61.65
United Kingdom Brent	77.44	68.20	61.49

Average United States Gas Prices (dollars per thousand
cubic feet, or mcf)
Henry Hub	$4.41	$3.26	$4.06

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Land vs. Offshore	2010	2009	2010	2009
United States:
Land	1,604	940	1,457	1,032
Offshore (incl. Gulf of Mexico)	18	34	35	46
Total	1,622	974	1,492	1,078
Canada:
Land	360	186	330	201
Offshore	1	1	2	1
Total	361	187	332	202
International (excluding Canada):
Land	798	699	783	718
Offshore	312	270	305	275
Total	1,110	969	1,088	993
Worldwide total	3,093	2,130	2,912	2,273
Land total	2,762	1,825	2,570	1,951
Offshore total	331	305	342	322

	Three Months Ended		Nine Months Ended
	September 30		September 30
Oil vs. Natural Gas	2010	2009	2010	2009
United States (incl. Gulf of Mexico):
Oil	640	279	547	253
Natural Gas	982	695	945	825
Total	1,622	974	1,492	1,078
Canada:
Oil	219	105	189	90
Natural Gas	142	82	143	112
Total	361	187	332	202
International (excluding Canada):
Oil	858	756	833	774
Natural Gas	252	213	255	219
Total	1,110	969	1,088	993
Worldwide total	3,093	2,130	2,912	2,273
Oil total	1,717	1,140	1,569	1,117
Natural Gas total	1,376	990	1,343	1,156

	Three Months Ended		Nine Months Ended
	September 30		September 30
Drilling Type	2010	2009	2010	2009
United States (incl. Gulf of Mexico):
Horizontal	885	420	777	432
Vertical	515	375	490	441
Directional	222	179	225	205
Total	1,622	974	1,492	1,078

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas.  Lower oil and natural gas prices usually translate into lower exploration and production budgets.  The opposite is true for higher oil and natural gas prices.
During the latter portion of 2008 and throughout much of 2009, there was an unprecedented decline in oil and natural prices and demand for our services due to the worldwide recession.  Since then, prices have rebounded.  According to the International Energy Agency’s (IEA) October 2010 “Oil Market Report,” 2010 world petroleum demand is forecasted to increase 2% over 2009 levels.  Emerging economies are becoming a more significant factor in the recovery, while mature economies play a lesser role.  The outlook thus faces great uncertainties, as the global recovery remains fragile.  Despite the reduction in demand from peak levels in 2008 due to the worldwide recession, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
North America operations
Volatility in natural gas prices can impact our customers' drilling and production activities, particularly in North America.  In 2009, the region experienced an unprecedented decline in rig count and drilling activity due to the decline in natural gas prices.  Beginning in the fourth quarter of 2009 and continuing through the third quarter of 2010, drilling activity has improved.  Also, the shift to oil and liquids-rich activity continues to drive service intensity through horizontal drilling and completions complexity.  As of September 30, 2010, rig counts had increased approximately 40% from the end of 2009.  Current horizontal rigs represent over 50% of total rigs in the United States and are about 40% higher than the levels at the peak rig count of third quarter 2008.  These trends have led to increased demand and increased pricing for most of our products and services in our United States land operations.  In the third quarter of 2010, North America revenue increased 13% sequentially and operating income increased 30%.  Going forward, we expect that the overall rig count will continue to grow, but at a slower rate.  We also expect further pricing opportunities from our already high utilization rate; however, growing cost pressure will serve to somewhat slow down the rate of improvement in our margins.
Gulf of Mexico/Macondo well incident.  The semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  We performed a variety of services on the well, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.  The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants and governmental agencies.  On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects.  A preliminary injunction has been issued blocking enforcement of the suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.  On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling suspension.
We are assessing our plans in light of the Macondo well incident relating to the Deepwater Horizon and the prospective regulatory response, including any new temporary or permanent Bureau of Ocean Energy Management, Regulation, and Enforcement (BOE) rules.  For the past two quarters we have engaged in discussions with our customers in the Gulf of Mexico and relocated equipment and personnel to other markets.  Our business in the Gulf of Mexico represented approximately 12% of our North America revenue in 2008, approximately 16% in 2009 and approximately 10% in the first nine months of 2010, and approximately 5% of our consolidated revenue in 2008, approximately 6% in 2009 and approximately 5% in the first nine months of 2010.  Currently, approximately 44% of our Gulf of Mexico business is related to deepwater activities.  Generally, our average margins in the Gulf of Mexico have been similar to the average of our United States onshore margins over the last three years, though less volatile.
We are adjusting the allocation of our Gulf of Mexico existing assets and/or anticipated capital expenditures to some degree during the remainder of 2010.  Despite the fact that the drilling suspension has been lifted, we anticipate a further reduction in our Gulf of Mexico operations in the fourth quarter.  Longer term, we do not know the extent of the impact on revenue or earnings, as they are dependent, among other things, on our customers’ actions and the potential movement of deepwater rigs to other markets.

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

International operations
Consistent with our long-term strategy to grow our operations outside of North America, we expect to continue to invest capital in our international operations.  The tepid recovery that we are seeing is consistent with the behavior of the previous cycles at this stage.  We believe that volume increases will be steady, but measured, which will eventually lead to meaningful absorption of equipment supply and result in pricing power sometime in 2011.  During 2009, operating income declined from 2008 levels due to a drop in rig count and the impact of pricing concessions that were renegotiated or given in the contract retendering process.  During the third quarter of 2010, revenue outside of North America remained flat and operating income decreased 18% when compared to the prior quarter, primarily due to a non-cash impairment charge for an oil and gas property in Bangladesh.  Despite steady activity levels in the third quarter, we have continued concerns around the pace of global recovery, which may cause our customers to revise their capital spending budget for the remainder of the year.  Further, international agencies are reassessing the regulatory process, which may potentially cause short-term delays in the execution of certain projects.
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
As of September 30, 2010, our total net investment in Venezuela was approximately $167 million.  In addition to this amount, we also have $210 million of surety bond guarantees outstanding relating to our Venezuelan operations.
Initiatives and recent contract awards
Following is a brief discussion of some of our recent and current initiatives:
-
increasing our market share in more economic, unconventional shale plays and deepwater markets by leveraging our broad technology offerings to provide value to our customers through integrated solutions and the ability to more efficiently drill and complete their wells;

-	making key investments in technology and capital to accelerate growth opportunities;
-	improving working capital, operating within our cash flow, and managing our balance sheet to maximize our financial flexibility;
-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

Contract wins positioning us to grow our operations over the long term include:
-	an integrated services contract by ExxonMobil Iraq Ltd. for refurbishment of wells in the West Qurna (Phase 1) field in southern Iraq;
-
a multi-million dollar contract with Eni to provide a range of integrated energy services, including wireline logging, perforating, acidizing, and well testing, for the redevelopment of the Zubair field in southern Iraq;

-
a letter of intent by Shell Iraq Petroleum Development B.V. for the development of the Majnoon field in southern Iraq.  The contract is still subject to final approval by the appropriate Iraqi authorities;

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

-	frac pack and gravel pack deepwater completions awards in Brazil.

RESULTS OF OPERATIONS IN 2010 COMPARED TO 2009

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

	Three Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$2,655	$1,821	$834	46%
Drilling and Evaluation	2,010	1,767	243	14%
Total revenue	$4,665	$3,588	$1,077	30%

By geographic region:
Completion and Production:
North America	$1,706	$807	$899	111%
Latin America	208	223	(15)	(7)
Europe/Africa/CIS	437	483	(46)	(10)
Middle East/Asia	304	308	(4)	(1)
Total	2,655	1,821	834	46
Drilling and Evaluation:
North America	675	478	197	41
Latin America	360	319	41	13
Europe/Africa/CIS	510	529	(19)	(4)
Middle East/Asia	465	441	24	5
Total	2,010	1,767	243	14
Total revenue by region:
North America	2,381	1,285	1,096	85
Latin America	568	542	26	5
Europe/Africa/CIS	947	1,012	(65)	(6)
Middle East/Asia	769	749	20	3

	Three Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$609	$240	$369	154%
Drilling and Evaluation	271	283	(12)	(4)
Corporate and other	(62)	(49)	(13)	27
Total operating income	$818	$474	$344	73%

By geographic region:
Completion and Production:
North America	$458	$9	$449	4,989%
Latin America	28	45	(17)	(38)
Europe/Africa/CIS	73	107	(34)	(32)
Middle East/Asia	50	79	(29)	(37)
Total	609	240	369	154
Drilling and Evaluation:
North America	115	28	87	311
Latin America	49	52	(3)	(6)
Europe/Africa/CIS	66	94	(28)	(30)
Middle East/Asia	41	109	(68)	(62)
Total	271	283	(12)	(4)
Total operating income by region
(excluding Corporate and other):
North America	573	37	536	1,449
Latin America	77	97	(20)	(21)
Europe/Africa/CIS	139	201	(62)	(31)
Middle East/Asia	91	188	(97)	(52)

The 30% increase in consolidated revenue in the third quarter of 2010 compared to the third quarter of 2009 was a result of strong activity in United States land, primarily in the Completion and Production segment.  Revenue outside North America was 49% of consolidated revenue in the third quarter of 2010 and 64% of consolidated revenue in the third quarter of 2009.
The increase in consolidated operating income compared to the third quarter of 2009 was attributable to strong activity and also improved pricing as the shift to unconventional natural gas and oil basins continues to drive service intensity and completions complexity.  Operating income in the third quarter of 2010 was adversely impacted by a $50 million non-cash impairment charge for an oil and gas property in Bangladesh.  Operating income in the third quarter of 2009 was adversely impacted by $28 million in charges associated with employee separation costs.
Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increased 46% compared to the third quarter of 2009.  North America revenue grew 111%.  This growth was attributable to an increase in demand for production enhancement services in our United States land operations.  Latin America revenue fell 7% as the curtailment of activity in Mexico offset increased sales across all product service lines in Argentina and Colombia.  Europe/Africa/CIS revenue decreased 10% as lower activity for production enhancement services in Europe offset increased demand across all product service lines in Nigeria.  Middle East/Asia revenue was essentially flat with improved activity in China offset by declines in India.  Revenue outside of North America was 36% of total segment revenue in the third quarter of 2010 and 56% of total segment revenue in the third quarter of 2009.

The increase in Completion and Production operating income compared to the third quarter of 2009 was most significant in North America, where operating income grew by $449 million.  The increase in North America was primarily attributable to higher activity and improved pricing for production enhancement and cementing services in United States land.  Latin America operating income decreased 38% due to activity declines in Mexico.  Europe/Africa/CIS operating income decreased 32%, largely due to higher costs and a decline in activity for production enhancement services.  Middle East/Asia operating income fell 37%, due to a decline in completion tools sales in Asia and lower activity for production enhancement services in India and Australia.
Drilling and Evaluation revenue increased compared to the third quarter of 2009, with year-over-year increases in all regions except Europe/Africa/CIS.  North America revenue grew 41% with higher activity in United States land and Canada being partially offset by lower drilling fluid service activity in the Gulf of Mexico.  Latin America revenue increased 13% as activity reductions in Mexico were offset by increased demand for all product services lines in Brazil, Colombia, and Argentina.  Europe/Africa/CIS revenue declined 4% as higher activity in Russia was offset by project delays in Algeria and lower activity in Nigeria and Kazakhstan.  Middle East/Asia revenue increased 5% as the commencement of operations in Iraq and Philippines were partially offset by lower direct sales in China.  Revenue outside of North America was 66% of total segment revenue in the third quarter of 2010 and 73% of total segment revenue in the third quarter of 2009.
The decrease in Drilling and Evaluation operating income compared to the third quarter of 2009 was most significant in Asia, due to a non-cash impairment charge to an oil and gas property in Bangladesh, partially offset by higher activity and improved pricing in United States land.  North America operating income increased $87 million, with the region benefiting from the strong increase in demand for drilling services in United States land.  Latin America operating income fell 6%, due to the activity reductions in Mexico.  Europe/Africa/CIS operating income fell 30% due to lower drilling activity, project delays, and higher costs in Africa.  Middle East/Asia operating income decreased 62%, primarily due to a non-cash impairment charge to an oil and gas property in Bangladesh and lower direct sales in China.
Corporate and other expenses were $62 million in the third quarter of 2010 compared to $49 million in the third quarter of 2009 due to higher pension expenses and legal costs.

NONOPERATING ITEMS
Income from discontinued operations, net in the third quarter of 2010 included $62 million of income primarily related to the finalization of a United States tax matter with the Internal Revenue Service.

RESULTS OF OPERATIONS IN 2010 COMPARED TO 2009

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

	Nine Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$7,012	$5,601	$1,411	25%
Drilling and Evaluation	5,801	5,388	413	8
Total revenue	$12,813	$10,989	$1,824	17%

By geographic region:
Completion and Production:
North America	$4,265	$2,673	$1,592	60%
Latin America	622	682	(60)	(9)
Europe/Africa/CIS	1,281	1,348	(67)	(5)
Middle East/Asia	844	898	(54)	(6)
Total	7,012	5,601	1,411	25
Drilling and Evaluation:
North America	1,931	1,554	377	24
Latin America	1,008	960	48	5
Europe/Africa/CIS	1,567	1,603	(36)	(2)
Middle East/Asia	1,295	1,271	24	2
Total	5,801	5,388	413	8
Total revenue by region:
North America	6,196	4,227	1,969	47
Latin America	1,630	1,642	(12)	(1)
Europe/Africa/CIS	2,848	2,951	(103)	(3)
Middle East/Asia	2,139	2,169	(30)	(1)

	Nine Months Ended
OPERATING INCOME:	September 30		Increase	Percentage
Millions of dollars	2010	2009	(Decrease)	Change
Completion and Production	$1,344	$846	$498	59%
Drilling and Evaluation	859	871	(12)	(1)
Corporate and other	(174)	(151)	(23)	15
Total operating income	$2,029	$1,566	$463	30%

By geographic region:
Completion and Production:
North America	$905	$227	$678	299%
Latin America	91	152	(61)	(40)
Europe/Africa/CIS	207	253	(46)	(18)
Middle East/Asia	141	214	(73)	(34)
Total	1,344	846	498	59
Drilling and Evaluation:
North America	339	120	219	183
Latin America	121	159	(38)	(24)
Europe/Africa/CIS	210	271	(61)	(23)
Middle East/Asia	189	321	(132)	(41)
Total	859	871	(12)	(1)
Total operating income by region
(excluding Corporate and other):
North America	1,244	347	897	259
Latin America	212	311	(99)	(32)
Europe/Africa/CIS	417	524	(107)	(20)
Middle East/Asia	330	535	(205)	(38)

The 17% increase in consolidated revenue in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher rig counts and increased demand for our products and services in North America.  Revenue outside North America was 52% of consolidated revenue in the first nine months of 2010 and 62% of consolidated revenue in the first nine months of 2009.
The increase in consolidated operating income in the first nine months of 2010 compared to the first nine months of 2009 primarily stemmed from improved pricing and increased demand in North America. Operating income in the first nine months of 2010 was adversely impacted by a $50 million non-cash impairment charge for an oil and gas property in Bangladesh. Operating income in the first nine months of 2009 was adversely impacted by $73 million in charges associated with employee separation costs.
Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increase compared to the first nine months of 2009 was the result of higher activity in North America.  North America revenue increased 60%, primarily due to increased activity in the United States in cementing services and production enhancement.  Latin America revenue fell 9% due to declines in all product service lines from reduced activity in Mexico and Venezuela.  Europe/Africa/CIS revenue declined 5% from lower activity in the United Kingdom and decreased demand for production enhancement services in Europe and the Caspian partially offset by increased demand for completion tools in Norway and Angola and higher cementing activity in Russia.  Middle East/Asia revenue fell 6%, largely due to a decrease in demand for cementing services and production enhancement services in the Middle East.  Lower completion tool sales in Malaysia and India and decreased demand for production enhancement services in India and Australia also contributed to the decline in revenue for the region.  Revenue outside North America was 39% of total segment revenue in the first nine months of 2010 and 52% of total segment revenue in the first nine months of 2009.

The Completion and Production segment operating income increase compared to the first nine months of 2009 was due to the North America region, where operating income grew by $678 million, largely due to increases in production enhancement services and cementing services which benefitted from increased rig count associated with higher horizontal drilling activity and improved pricing.  Latin America operating income fell 40%, primarily due to lower activity in Mexico.  Europe/Africa/CIS operating income declined 18% from declines in Europe in completion tools and production enhancement services.  Middle East/Asia operating income decreased 34% due to activity declines throughout the region.
Drilling and Evaluation revenue increased compared to the first nine months of 2009 primarily as a result of increased activity in North America, where revenue grew 24%.  Latin America revenue grew 5% as increased demand for all products and services in Brazil was offset by the currency devaluation in Venezuela and lower demand for wireline and perforating services in Mexico.  Europe/Africa/CIS revenue was essentially flat for the period as higher drilling activity and increased demand for drilling fluid services in Norway and the Commonwealth of Independent States (CIS) was offset by lower drilling activity and decreased demand for drilling fluid services throughout Africa.  Middle East/Asia revenue remained flat as increased demand for drilling fluid services in Australia and Malaysia and wireline and perforating services in the Middle East offset decreased demand for drilling services throughout most of the region.  Revenue outside North America was 67% of total segment revenue in the first nine months of 2010 and 71% of total segment revenue in the first nine months of 2009.
Segment operating income compared to the first nine months of 2009 remained flat due to increased activity in North America being offset by lower activity internationally.  North America operating income increased $219 million from improved pricing and increased demand for all products and services.  Latin America operating income fell 24%, primarily due to lower drilling activity in Mexico and Colombia.  The Europe/Africa/CIS region operating income fell 23% as decreased demand and higher costs for drilling services, wireline and perforating services, and drilling fluid services in Africa offset higher drilling services and an improved product mix for drilling fluid services in Norway.  Middle East/Asia operating income decreased 41% over the first nine months of 2009 mainly due to a non-cash impairment charge to an oil and gas property in Bangladesh, higher costs throughout most of the region, lower drilling services in Saudi Arabia, and decreased demand for drilling services, wireline and perforating services, and testing and subsea services in most of Asia Pacific.
Corporate and other expenses were $174 million in the first nine months of 2010 compared to $151 million in the first nine months of 2009.  The 15% increase was primarily related to higher legal and environmental costs in the first nine months of 2010.

NONOPERATING ITEMS
Interest expense, net of interest income increased $21 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the issuance of $2 billion in senior notes in March of 2009.
Other, net in the first nine months of 2010 included a $31 million loss on foreign exchange associated with the devaluation of the Venezuelan Bolívar Fuerte.
Income from discontinued operations, net for the first nine months of 2010 included $62 million of income primarily related to the finalization of a United States tax matter with the Internal Revenue Service.

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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

The Gulf of Mexico/Macondo well incident
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. Crude oil flowing from the well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast.  Efforts to contain the flow of hydrocarbons from the well were led by the United States government and by BP p.l.c., BP Exploration, and their affiliates (collectively, BP) and the well was permanently capped on September 19, 2010.  There were eleven fatalities and a number of injuries as a result of the Macondo well incident.
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
Investigations.  The United States Department of Homeland Security and Department of the Interior are jointly investigating the cause of the Macondo well incident.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the BOE (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo well incident.  In addition, other investigations have been commenced by the Chemical Safety Board, the National Academy of Science and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling that the President of the United States has established to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo well incident and have participated and will continue to participate in various hearings relating to the incident held by, among others, various committees and subcommittees of the House of Representatives and the Senate of the United States.
On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects.  A preliminary injunction was issued blocking enforcement of the deepwater drilling suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010.  On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling suspension.
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
In June 2010, we received a letter from the DOJ requesting thirty days advance notice of any event that may involve substantial transfers of cash or other corporate assets outside of the ordinary course of business.  In our reply to the June 2010 DOJ letter, we conveyed our interest in briefing the DOJ on the services we provided on the Deepwater Horizon but indicated that we would not bind ourselves to the DOJ request.  Subsequently, we have met twice with the DOJ in August and October to discuss the Macondo well incident and the DOJ’s request.
We intend to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo well incident.

On September 8, 2010, an incident investigation team assembled by BP issued the Deepwater Horizon Accident Investigation Report (BP Report).  The BP Report outlines eight key findings of BP related to the possible causes of the Macondo well incident, including failures of cement barriers, failures of equipment provided by other service companies and the drilling contractor, and failures of judgment by BP and the drilling contractor.  With respect to the BP Report’s assessment that the cement barrier did not prevent hydrocarbons from entering the wellbore after cement placement, the BP Report concluded that among other things there were “weaknesses in cement design and testing.”
According to the BP Report, the BP incident investigation team did not review its analyses or conclusions with us or any other entity or governmental agency conducting a separate or independent investigation of the incident.  In addition, the BP incident investigation team did not conduct any testing using our cementing products.
Regardless of whether alleged weaknesses in cement design and testing are or are not ultimately established, and regardless of whether the cement slurry was utilized in similar applications or was consistent with industry standards, we believe that had BP conducted a cement bond log test, or had BP and others properly interpreted a negative-pressure test, these tests would have revealed any problems with our cement.   A cement bond log test evaluates the integrity of the cement bond, and a negative-pressure test evaluates the integrity of the wellbore casing. BP, however, elected not to conduct a cement bond log test, and with others misinterpreted the negative-pressure tests, which would have resulted in remedial action, if appropriate, with respect to our cementing services.
Litigation.  Currently, we have been named along with other unaffiliated defendants in more than 319 class-action complaints involving pollution damage claims and in 27 suits involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The majority of these suits are consolidated in a multi-district litigation proceeding in the Eastern District of Louisiana.  The pollution damage complaints generally allege, among other things, negligence and gross negligence, property damages, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.  We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo well incident.  Additional lawsuits may be filed against us.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP Exploration is obligated to obtain agreement by other contractors performing work on the well to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.  We believe that the indemnification obligations contained in our contract are valid and binding against BP Exploration.  BP Exploration contractually assumed responsibility for costs and expenses relating to this event, including claims for gross negligence.  Given the potential amounts involved, however, BP Exploration and other indemnifying parties may seek to avoid their indemnification obligations.  In particular, while we do not believe there is any justification to do so, BP Exploration, in response to our request for indemnification, has generally reserved all of its rights and stated that it is premature to conclude that it is obligated to indemnify us.  In doing so, BP Exploration has asserted that the facts are not sufficiently developed to determine who is responsible, and have cited a variety of possible legal theories based upon the contract and facts still to be developed.  In addition, the financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy proceedings.  We consider the likelihood of a BP bankruptcy to be remote.

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
As part of the resolution of the SEC investigation, we retained an independent consultant to conduct a 60-day review and evaluation of our internal controls and record-keeping policies as they relate to the FCPA, and we agreed to adopt any necessary anti-bribery and foreign agent internal controls and record-keeping procedures recommended by the independent consultant.  The review and evaluation were completed during the second quarter of 2009, and we have implemented the consultant’s recommendations.  As a result of the substantial enhancement of our anti-bribery and foreign agent internal controls and record-keeping procedures prior to the review of the independent consultant, we do not expect the implementation of the consultant’s recommendations to materially impact our long-term strategy to grow our international operations.  In the third quarter of 2010, the independent consultant performed a 30-day, follow-up review, confirming that we have implemented the recommendations and continued the application of our current policies and procedures.
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
On September 3, 2010, the Federal Government of Nigeria, through the office of the Attorney General of the Federation, filed criminal charges in connection with the Nigeria LNG project against various companies and individuals including TSKJ Nigeria Limited and the four companies participating in the TSKJ joint ventures, one of which is Kellogg Brown & Root LLC.  The charges against TSKJ and its participants involve conspiracy for improper payments to public officials.  Our indemnity to KBR would apply to any fines or penalties assessed against KBR should it be found liable in these proceedings.  In addition, it has been reported in the press that the Attorney General of Nigeria intends to file a civil lawsuit against us in the United States.
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
At this time, other than the claims being considered by the SFO and the charges in Nigeria, no claims by governmental authorities in foreign jurisdictions have been asserted against the indemnified parties.
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

At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties presented evidence and witnesses to the panel in May 2010, and final arguments were presented in August 2010.
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
In September 2007, AMSF filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying AMSF’s motion for class certification.  AMSF then filed a motion with the Fifth Circuit Court of Appeals requesting permission to appeal the district court’s order denying class certification.  The Fifth Circuit granted AMSF’s motion.  Both parties filed briefs, and the Fifth Circuit heard oral argument in December of 2009.  The Fifth Circuit affirmed the district court’s order denying class certification.  On May 13, 2010, AMSF filed a writ of certiorari in the United States Supreme Court.  In early October 2010, the Supreme Court neither granted nor denied the Writ of Certiorari but referred it to the Solicitor General for an opinion on whether the Court should accept the case or not.  The Solicitor General will confer with interested agencies such as the SEC, meet with the parties, and develop its recommendation, which it will provide to the Court.  Then, the Court will decide if it will hear the appeal.

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
We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability.  As of September 30, 2010, those nine sites accounted for approximately $10 million of our total $47 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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
On September 3, 2010, the Federal Government of Nigeria, through the office of the Attorney General of the Federation, filed criminal charges in connection with the Nigeria LNG project against various companies and individuals including TSKJ Nigeria Limited and the four companies participating in the TSKJ joint ventures, one of which is Kellogg Brown & Root LLC.  The charges against TSKJ and its participants involve conspiracy for improper payments to public officials.
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
At the direction of Petrobras, the Brazilian national oil company, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The parties presented evidence and witnesses to the panel in May 2010, and final arguments were presented in August 2010.  An adverse determination or result against KBR in the arbitration could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Certain matters relating to the Macondo well incident and similar catastrophic events could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo/MC252 exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for BP Exploration, the lease operator.  Crude oil escaping from the Macondo well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast.  We performed a variety of services on the Macondo well.
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
As illustrated by the Macondo well incident, the services we provide for our customers are performed in challenging environments which can be dangerous.  Catastrophic events such as a well blowout, fire or explosion can occur, resulting in property damage, personal injury, death, pollution, and environmental damage.  While we are typically indemnified by our customers for these types of events and the resulting damages and injuries (except in some cases, claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment), we will be exposed to significant potential losses should such catastrophic events occur if adequate indemnification provisions are not in place, if existing indemnity provisions are determined by a court to be unenforceable or if our customer is unable or unwilling to satisfy its indemnity obligation.
These matters relating to the Macondo well incident and similar catastrophic events could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

A downward trend in estimates of production volumes or prices or an upward trend in production costs could have a material adverse effect on our consolidated results of operations and result in impairment of or higher depletion rate on our oil and natural gas properties.
We have interests in oil and natural gas properties in Bangladesh and North America totaling approximately $158 million, net of accumulated depletion, which we account for under the successful efforts method.  These oil and natural gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
A downward trend in estimates of production volumes or prices or an upward trend in production costs could have a material adverse effect on our consolidated results of operations and result in other impairment charges or a higher depletion rate on our oil and natural gas properties.

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
Our operations outside the United States require us to comply with a number of United States and international regulations.  For example, our operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.  Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control.  We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA.  However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents.  In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, consolidated results of operations and consolidated financial condition.  In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in these countries could have a material adverse effect on our business and consolidated results of operations.  We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with applicable laws.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2010.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs (b)
July 1-31	4,333	$28.13	–
August 1-31	14,275	$28.71	–
September 1-30	3,514,300	$32.45	3,500,000
Total	3,532,908	$32.43	3,500,000

(a)
Of the 3,532,908 shares purchased during the three-month period ended September 30, 2010, 32,908 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
During the first nine months of 2010, we repurchased 3.5 million shares of our common stock under our existing share repurchase program at a cost of approximately $114 million at an average price of $32.44 per share.  The program may be used for open market share purchases.  Under this program, we are authorized to purchase up to $5.0 billion, and, since the inception of the program, we have purchased 96 million shares for a total cost of approximately $3.3 billion.

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

Date:  October 22, 2010