Form 10-Q
period 2011-03-31
HALLIBURTON CO
filed 2011-04-22
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

As of April 15, 2011, 915,013,169 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars and shares except per share data	2011	2010
Revenue:
Services	$4,191	$2,845
Product sales	1,091	916
Total revenue	5,282	3,761
Operating costs and expenses:
Cost of services	3,428	2,473
Cost of sales	970	786
General and administrative	70	58
Gain on sale of assets, net	−	(5)
Total operating costs and expenses	4,468	3,312
Operating income	814	449
Interest expense, net of interest income of $1 and $3	(69)	(76)
Other, net	(4)	(40)
Income from continuing operations before income taxes	741	333
Provision for income taxes	(229)	(121)
Income from continuing operations	512	212
Loss from discontinued operations, net of income tax benefit of $0 and $3	(1)	(5)
Net income	$511	$207
Noncontrolling interest in net income of subsidiaries	−	(1)
Net income attributable to company	$511	$206
Amounts attributable to company shareholders:
Income from continuing operations	$512	$211
Loss from discontinued operations, net	(1)	(5)
Net income attributable to company	$511	$206
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.56	$0.23
Loss from discontinued operations, net	−	−
Net income per share	$0.56	$0.23
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.56	$0.23
Loss from discontinued operations, net	−	−
Net income per share	$0.56	$0.23

Cash dividends per share	$0.09	$0.09
Basic weighted average common shares outstanding	914	905
Diluted weighted average common shares outstanding	919	908
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$1,030	$1,398
Receivables (less allowance for bad debts of $139 and $91)	4,132	3,924
Inventories	2,099	1,940
Investments in marketable securities	852	653
Current deferred income taxes	240	257
Other current assets	675	714
Total current assets	9,028	8,886
Property, plant, and equipment, net of accumulated depreciation of $6,313 and $6,064	7,248	6,842
Goodwill	1,323	1,315
Other assets	1,391	1,254
Total assets	$18,990	$18,297
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,372	$1,139
Accrued employee compensation and benefits	637	716
Deferred revenue	280	266
Other current liabilities	630	636
Total current liabilities	2,919	2,757
Long-term debt	3,824	3,824
Employee compensation and benefits	479	487
Other liabilities	828	842
Total liabilities	8,050	7,910
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued
1,071 and 1,069 shares	2,678	2,674
Paid-in capital in excess of par value	385	339
Accumulated other comprehensive loss	(238)	(240)
Retained earnings	12,800	12,371
Treasury stock, at cost – 156 and 159 shares	(4,701)	(4,771)
Company shareholders’ equity	10,924	10,373
Noncontrolling interest in consolidated subsidiaries	16	14
Total shareholders’ equity	10,940	10,387
Total liabilities and shareholders’ equity	$18,990	$18,297
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars	2011	2010
Cash flows from operating activities:
Net income	$511	$207
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	320	261
Payments related to KBR TSKJ matters	−	(47)
Other changes:
Receivables	(278)	(264)
Accounts payable	220	187
Inventories	(159)	(54)
Other	(49)	27
Total cash flows from operating activities	565	317
Cash flows from investing activities:
Capital expenditures	(704)	(404)
Purchases of marketable securities	(501)	(500)
Sales of marketable securities	300	−
Acquisitions of business assets, net of cash acquired	(31)	(113)
Other investing activities	19	47
Total cash flows from investing activities	(917)	(970)
Cash flows from financing activities:
Dividends to shareholders	(82)	(81)
Proceeds from exercises of stock options	66	34
Other financing activities	7	10
Total cash flows from financing activities	(9)	(37)
Effect of exchange rate changes on cash	(7)	(9)
Decrease in cash and equivalents	(368)	(699)
Cash and equivalents at beginning of period	1,398	2,082
Cash and equivalents at end of period	$1,030	$1,383
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$134	$133
Income taxes	$96	$96
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2010 Annual Report on Form 10-K.
Our accounting policies are in accordance with United States generally accepted accounting principles.  The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect:

-	the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
-	the reported amounts of revenue and expenses during the reporting period.

Ultimate results could differ from our estimates.
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2011 and the results of our operations and our cash flows for the three months ended March 31, 2011 and 2010. Such adjustments are of a normal recurring nature.  In addition, certain reclassifications of prior period balances have been made to conform to 2011 classifications. The results of operations for the three months ended March 31, 2011 may not be indicative of results for the full year.

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

	Three Months Ended March 31
Millions of dollars	2011	2010
Revenue:
Completion and Production	$3,172	$1,964
Drilling and Evaluation	2,110	1,797
Total revenue	$5,282	$3,761

Operating income:
Completion and Production	$660	$238
Drilling and Evaluation	230	270
Total operations	890	508
Corporate and other	(76)	(59)
Total operating income	$814	$449
Interest expense, net of interest income	(69)	(76)
Other, net	(4)	(40)
Income from continuing operations before income taxes	$741	$333

Receivables
As of March 31, 2011, 39% of our gross trade receivables were from customers in the United States. As of December 31, 2010, 36% of our gross trade receivables were from customers in the United States.

Note 3. Inventories
Inventories are stated at the lower of cost or market. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $123 million as of March 31, 2011 and $108 million as of December 31, 2010.  If the average cost method had been used, total inventories would have been $36 million higher than reported as of March 31, 2011 and $34 million higher than reported as of December 31, 2010. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2011	2010
Finished products and parts	$1,456	$1,369
Raw materials and supplies	588	496
Work in process	55	75
Total	$2,099	$1,940

Finished products and parts are reported net of obsolescence reserves of $99 million as of March 31, 2011 and $88 million as of December 31, 2010.

Note 4. Debt
On February 22, 2011, we entered into a new unsecured $2.0 billion five-year revolving credit facility that replaced our then existing $1.2 billion unsecured credit facility established in July 2007.  The purpose of the facility is to provide commercial paper support, general working capital, and credit for other corporate purposes. The full amount of the revolving credit facility was available as of  March 31, 2011.

Note 5. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2010	$10,387	$10,373	$14
Transactions with shareholders	122	120	2
Comprehensive income:
Net income	511	511	–
Other comprehensive income	2	2	–
Total comprehensive income	513	513	–
Payments of dividends to shareholders	(82)	(82)	–
Balance at March 31, 2011	$10,940	$10,924	$16

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2009	$8,757	$8,728	$29
Transactions with shareholders	70	71	(1)
Comprehensive income:
Net income	207	206	1
Other comprehensive income	7	7	–
Total comprehensive income	214	213	1
Payments of dividends to shareholders	(81)	(81)	–
Balance at March 31, 2010	$8,960	$8,931	$29

Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
Millions of dollars	2011	2010
Defined benefit and other postretirement liability adjustments	$(175)	$(175)
Cumulative translation adjustments	(66)	(66)
Unrealized gains on investments	3	1
Total accumulated other comprehensive loss	$(238)	$(240)

Note 6. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock.  In addition, we recorded a liability reflecting the estimated fair value of the indemnities and guarantees provided to KBR as described below.  Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Loss from discontinued operations, net of income tax benefit.”
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement and a tax sharing agreement.  We agreed to provide indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Also, under the master separation agreement, we have indemnified KBR for certain losses arising from investigations and charges brought under the United States Foreign Corrupt Practices Act (FCPA) or similar foreign statutes, laws, rules, or regulations in each case related to the construction of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria by a consortium of engineering firms comprised of Technip SA of France, Snamprogetti Netherlands B.V., JGC Corporation of Japan, and Kellogg Brown & Root LLC (TSKJ), each of which had an approximate 25% beneficial interest in the venture.  Part of KBR’s ownership in TSKJ was held through M.W. Kellogg Limited, a United Kingdom joint venture and subcontractor on the Bonny Island project in which KBR beneficially owned a 55% interest at the time of the execution of the master separation agreement.  The TSKJ investigations and charges have been resolved.  At this time, no other claims by governmental authorities in any jurisdictions have been asserted against the indemnified parties.
The tax sharing agreement provides for allocations of United States and certain other jurisdiction tax liabilities between us and KBR.
Amounts accrued relating to our remaining KBR liabilities are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $53 million as of March 31, 2011 and $63 million as of December 31, 2010.  See Note 7 for further discussion of the Barracuda-Caratinga matter.

Note 7. Commitments and Contingencies
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
As of March 31, 2011, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  We are currently unable to estimate the full impact the Macondo well incident will have on us.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  Considering the complexity of the Macondo well, however, and the number of investigations being conducted and lawsuits pending, as discussed below, new information or future developments may require us to adjust our liability assessment, and liabilities arising out of this matter could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Investigations and Regulatory Action.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOE) (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo well incident and have formed a joint investigation team that continues to review information and hold hearings regarding the incident (Marine Board Investigation).  We are named as one of the 16 parties-in-interest in the Marine Board Investigation.  In addition, other investigations are underway by the Chemical Safety Board and the National Academy of Sciences to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo well incident and have participated and intend to continue participating in various hearings relating to the incident that are held by, among others, certain of the agencies referred to above and various committees and subcommittees of the House of Representatives and the Senate of the United States.
In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico.  The suspension was lifted in October 2010.  Later, the Department of the Interior issued new guidance for drillers that intend to resume deepwater drilling activity.  Despite the fact that the drilling suspension was lifted, the BOE did not issue permits for the resumption of drilling for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations since the Macondo well incident. In the first quarter of 2011, the BOE resumed the issuance of drilling permits, and activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the Gulf of Mexico will return to pre-suspension levels.  For additional information, see Part II, Item 1(a), “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”
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
The CWA provides authority for civil and criminal penalties for discharges of oil into or upon navigable waters of the United States, adjoining shorelines, or in connection with the Outer Continental Shelf Lands Act in quantities that are deemed harmful.  A single discharge event may result in the assertion of numerous violations under the CWA.  Criminal sanctions under the CWA can be assessed for negligent discharges (up to $50,000 per day per violation), for knowing discharges (up to $100,000 per day per violation), and for knowing endangerment (up to $2 million per violation), and federal agencies could be precluded from contracting with a company that is criminally sanctioned under the CWA.  Civil proceedings under the CWA can be commenced against an “owner, operator or person in charge of any vessel or offshore facility that discharged oil or a hazardous substance.”  The civil penalties that can be imposed against responsible parties range from up to $1,100 per barrel of oil discharged in the case of those found strictly liable to $4,300 per barrel of oil discharged in the case of those found to have been grossly negligent.

The OPA establishes liability for discharges of oil from vessels, onshore facilities, and offshore facilities into or upon the navigable waters of the United States.  Under the OPA, the “responsible party” for the discharging vessel or facility is liable for removal and response costs as well as for damages, including recovery costs to contain and remove discharged oil and damages for injury to natural resources, lost revenues, lost profits and lost earning capacity.  The cap on liability under the OPA is the full cost of removal of the discharged oil plus up to $75 million for damages, except that the $75 million cap does not apply in the event the damage was proximately caused by gross negligence or the violation of certain federal safety, construction or operating standards.  The OPA defines the set of responsible parties differently depending on whether the source of the discharge is a vessel or an offshore facility.  Liability for vessels is imposed on owners and operators; liability for offshore facilities is imposed on the holder of the permit or lessee of the area in which the facility is located.
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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), certain subsidiaries of Transocean Ltd. and others for violations of the CWA and the OPA.  The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon U.S. shorelines as a result of the Macondo well incident.  The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining U.S. shorelines and resulting in removal costs and damages to the United States far exceeding $75 million.  BP has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA.  Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA.  A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill.  In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us.
We were not named as a responsible party under the CWA or the OPA in the DOJ civil action, and we do not believe we are a responsible party under the CWA or the OPA.  While we were not included in the DOJ’s complaint, there can be no assurance that the DOJ or other federal or state governmental authorities will not bring an action, whether civil or criminal, against us under the CWA, the OPA or other statutes or regulations.  In connection with the DOJ’s filing of the action, it announced that its criminal and civil investigations are continuing and that it will employ efforts to hold accountable those who are responsible for the incident.  The DOJ has convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident.  As of April 22, 2011, the DOJ has not commenced any civil or criminal proceedings against us.
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
On January 11, 2011, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) released “Deep Water -- The Gulf Oil Disaster and the Future of Offshore Drilling,” its investigation report (Investigation Report) to the President of the United States regarding, among other things, the National Commission’s conclusions of the causes of the Macondo well incident.  According to the Investigation Report, the “immediate causes” of the incident were the result of a series of missteps, oversights, miscommunications and failures to appreciate risk by BP, Transocean, and us, although the National Commission acknowledged that there were still many things it did not know about the incident, such as the role of the blowout preventer.  The National Commission also acknowledged that it may never know the extent to which each mistake or oversight caused the Macondo well incident, but concluded that the immediate cause was “a failure to contain hydrocarbon pressures in the well,” and pointed to three things that could have contained those pressures: “the cement at the bottom of the well, the mud in the well and in the riser, and the blowout preventer.”  In addition, the Investigation Report stated that “primary cement failure was a direct cause of the blowout” and that cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable.  The Investigation Report, however, acknowledges a fact widely accepted by the industry that cementing wells is a complex endeavor utilizing an inherently uncertain process in which failures are not uncommon and that, as a result, the industry utilizes the negative-pressure test and cement bond log test, among others, to identify cementing failures that require remediation before further work on a well is performed.
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
As a result of the factual and technical complexity of the Macondo well incident, the Chief Counsel of the National Commission issued a separate, more detailed report regarding the technical, managerial and regulatory causes of the Macondo well incident in February 2011.

In March 2011, a third party retained by the BOE to undertake a forensic examination and evaluation of the blowout preventer stack, its components and associated equipment, released a report detailing its findings.  The forensic examination report found, among other things, that the blowout preventer stack failed primarily because the blind sheer rams did not fully close and seal the well due to a portion of drill pipe that had become trapped between the blocks.  The forensic examination report recommended further examination, investigation and testing, which we understand is underway. We had no part in manufacturing or servicing the blowout preventer stack.
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
At this time we cannot predict the impact of the Investigation Report or the conclusions of future reports of the Marine Board Investigation, the Chemical Safety Board, the National Academy of Sciences, Congressional committees, or any other governmental or private entity.  We also cannot predict whether their investigations or any other report or investigation will have an influence on or result in our being named as a party in any action alleging violation of a statute or regulation, whether federal or state and whether criminal or civil.
We intend to continue to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo well incident.  We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.
Litigation.  Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident.  Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries.  To date, we have been named along with other unaffiliated defendants in more than 370 complaints, most of which are alleged class actions, involving pollution damage claims and at least 28 personal injury lawsuits involving six decedents and 54 allegedly injured persons who were on the drilling rig at the time of the incident.  Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill.  Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States, including Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia.  Except for approximately three lawsuits not yet consolidated, one lawsuit that is proceeding in Louisiana state court, one lawsuit that is pending in Delaware state court, and one lawsuit that is proceeding in Texas state court, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in a multi-district litigation (MDL) proceeding before Judge Carl Barbier in the U.S. Eastern District of Louisiana.  The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the Outer Continental Shelf Lands Act, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.

Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action).  In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight.  Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases.  On February 18, 2011, Transocean tendered us, along with all other defendants, into the Limitation Action.  As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly.  In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding, that are pending in his court.  Specifically, the judge will determine the liability, limitation, exoneration and fault allocation with regard to all of the defendants in a trial set to begin in the first quarter 2012.  We do not believe, however, that a single apportionment of liability in the Limitation Action is properly applied to the hundreds of lawsuits pending in the MDL proceeding.  Damages for the cases tried in the first quarter 2012, including punitive damages, are currently scheduled to be tried in a later phase of the Limitation Action.  Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL.  It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried.  Document discovery and depositions among the parties to the MDL are underway.
In April 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants.  BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment.  Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance.  Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who has an approximate 10% interest in the Macondo well, filed a claim against us alleging negligence.  Cameron International Corporation (Cameron), the manufacturer and designer of the blowout preventer, filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA, and alleging negligence.  Additional civil lawsuits may be filed against us, and other defendants in the Limitation Action may file claims against us prior to the May 20, 2011 deadline for filing such claims.  In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above.
We also filed claims in April 2011.  We filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco (provider of drilling fluids and services, among other things), Cameron, Anadarko, MOEX, Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), Dril-Quip, Inc. (provider of wellhead systems) and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence.  Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford.  We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability.  We filed our answer to Transocean’s Limitation petition denying Transocean’s right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.

We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo well incident.  We have and expect to continue to incur significant legal fees and costs, some of which we expect to be covered by indemnity or insurance, as a result of the numerous investigations and lawsuits relating to the incident.
Macondo derivative case.  In February 2011, a shareholder who had previously made a demand on our board of directors with respect to another derivative lawsuit (see “Shareholder derivative case” below) filed a shareholder derivative lawsuit in Harris County, Texas naming us as a nominal defendant and certain of our directors and officers as defendants.  This case alleges that these defendants, among other things, breached fiduciary duties of good faith and loyalty by failing to properly exercise oversight responsibilities and establish adequate internal controls, including controls and procedures related to cement testing and the communication of test results, as they relate to the Deepwater Horizon incident.  Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP Exploration was obligated to obtain agreement by other contractors performing work on the well to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.
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
In April 2011, we filed a lawsuit against BP Exploration in Harris County, Texas to enforce BP Exploration’s contractual indemnity and alleging BP Exploration breached certain terms of the contractual indemnity.  BP Exploration, in connection with filing its claims with respect to the MDL proceeding, asked the court to declare that it is not liable to us in contribution, indemnification or otherwise with respect to liabilities arising from the Macondo well incident.  Other defendants in the litigation discussed above have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident.
Indemnification for criminal or civil fines or penalties, if any, may not be available if a court were to find such indemnification unenforceable as against public policy.  We do not expect, however, public policy to limit substantially the enforceability of our contractual right to indemnification with respect to liabilities other than criminal fines and penalties, if any.  We may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies.
We believe the law likely to be held applicable to matters relating to the Macondo well incident does not allow for enforcement of indemnification of persons who are found to be grossly negligent, although we do not believe the performance of our services on the Deepwater Horizon constituted gross negligence.  In addition, certain state laws, if deemed to apply, may not allow for enforcement of indemnification of persons who are found to be negligent with respect to personal injury claims.  Also, financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy proceedings.  BP’s public filings indicate that BP recognized a $40.9 billion pre-tax charge in 2010 as a result of the Macondo well incident and that the amount of natural resource damages with respect to OPA claims by the United States and by state, tribal and foreign trustees, if any, cannot be reliably estimated until the size, location and duration of the impact of the incident is assessed.  We consider, however, the likelihood of a BP bankruptcy to be remote.

Barracuda-Caratinga arbitration
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
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts. We understand KBR believes several possible solutions may exist, including replacement of the bolts. Initial estimates by KBR indicated that costs of these various solutions ranged up to $148 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees.  The arbitration panel held an evidentiary hearing in March 2008 to determine which party is responsible for the designation of the material used for the bolts.  On May 13, 2009, the arbitration panel held that KBR and not Petrobras selected the material to be used for the bolts.  Accordingly, the arbitration panel held that there is no implied warranty by Petrobras to KBR as to the suitability of the bolt material and that the parties' rights are to be governed by the express terms of their contract.  The parties presented evidence and witnesses to the panel in May 2010, and final arguments were presented in August 2010.  We are awaiting a final decision from the arbitration panel.  Our estimation of the indemnity obligation regarding the Barracuda-Caratinga arbitration is recorded as a liability in our condensed consolidated financial statements as of March 31, 2011.  See Note 6 for additional information regarding the KBR indemnification.
Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court alleging violations of the federal securities laws after the SEC initiated an investigation in connection with our change in accounting for revenue on long-term construction projects and related disclosures.  In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants several of our present or former officers and directors.  The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003.  As a result of a substitution of lead plaintiffs, the case is now styled Archdiocese of Milwaukee Supporting Fund (AMSF) v. Halliburton Company, et al. AMSF has changed its name to Erica P. John Fund, Inc. (Erica P. John Fund).  We settled with the SEC in the second quarter of 2004.
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
In April 2005, the court appointed new co-lead counsel and named Erica P. John Fund the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss.  The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement.  In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting Erica P. John Fund to re-plead some of those claims to correct deficiencies in its earlier complaint.  In April 2006, Erica P. John Fund filed its fourth amended consolidated complaint.  We filed a motion to dismiss those portions of the complaint that had been re-pled.  A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our Chief Executive Officer (CEO).  The court ordered that the case proceed against our CEO and Halliburton.

In September 2007, Erica P. John Fund filed a motion for class certification, and our response was filed in November 2007.  The court held a hearing in March 2008, and issued an order November 3, 2008 denying Erica P. John Fund’s motion for class certification. Erica P. John Fund appealed the district court’s order to the Fifth Circuit Court of Appeals.  The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, Erica P. John Fund filed a writ of certiorari in the United States Supreme Court.  In early January 2011, the Supreme Court granted Erica P. John Fund’s writ of certiorari and accepted the appeal.  The Court will hear oral arguments on April 25, 2011.  The appeal is limited to review of the legal ruling of the Fifth Circuit affirmance of the district court’s order denying class certification and will not include review of the facts of the underlying lawsuit.  As of March 31, 2011, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
Shareholder derivative case
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas, naming as defendants various current and retired Halliburton directors and officers and current KBR directors.  These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty, to the detriment of Halliburton and its shareholders, by failing to properly exercise oversight responsibilities and establish adequate internal controls.  The District Court consolidated the two cases, and the plaintiffs filed a consolidated petition against only current and former Halliburton directors and officers containing various allegations of wrongdoing including violations of the FCPA, claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks.  Subsequently, a shareholder made a demand that the board take remedial action respecting the FCPA claims in the pending lawsuit.  Our Board of Directors designated a special committee of independent directors to oversee the investigation of the allegations made in the lawsuits and shareholder demand.  Upon receipt of its special committee’s findings and recommendations, the Board determined that the shareholder claims were without merit and not otherwise in the best interest of the company to pursue.  The Board directed company counsel to report its determinations to the plaintiffs and demanding shareholder.  As of March 31, 2011, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide.  We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements.  Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination.  On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters.  We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for those environmental matters were $47 million as of both March 31, 2011 and December 31, 2010.  Our total liability related to environmental matters covers numerous properties.

We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established reserves.  As of March 31, 2011, those 11 sites accounted for approximately $7 million of our total $47 million reserve.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued.  With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2011, including $235 million of surety bonds related to Venezuela.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31
Millions of shares	2011	2010
Basic weighted average common shares outstanding	914	905
Dilutive effect of stock options	5	3
Diluted weighted average common shares outstanding	919	908

Excluded from the computation of diluted income per share are options to purchase one million shares of common stock that were outstanding during the three months ended March 31, 2011 and six million shares that were outstanding during the three months ended March 31, 2010.  These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 9. Fair Value of Financial Instruments
At March 31, 2011, we held $852 million of non-cash equivalents in United States Treasury securities with maturities that extend through February 2012.  These securities are accounted for as available-for-sale and recorded at fair value, based on quoted market prices, in “Investments in marketable securities” on our condensed consolidated balance sheets.  The carrying amount of cash and equivalents, investments in marketable securities, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.  We have no financial instruments measured at fair value using unobservable inputs.
The fair value of our long-term debt as of March 31, 2011 and December 31, 2010, was $4,552 million and $4,604 million, respectively, which differs from the carrying amount of $3,824 million, as of both March 31, 2011 and December 31, 2010, on our condensed consolidated balance sheets.  The fair value of our long-term debt was calculated using either quoted market prices or significant observable inputs for similar liabilities for the respective periods.

Note 10. Accounting Standards Recently Adopted
On January 1, 2011, we adopted an update issued by the Financial Accounting Standards Board (FASB) to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices.  The update is effective for fiscal years beginning after June 15, 2010.  The adoption of this update did not have a material impact on our condensed consolidated financial statements or existing revenue recognition policies.

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

The business operations of our segments are organized around four primary geographic regions:  North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Malaysia, Mexico, Brazil, and Singapore. With over 60,000 employees, we operate in approximately 80 countries around the world and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first quarter of 2011, we produced revenue of $5.3 billion and operating income of $814 million, reflecting an operating margin of 15%. Revenue increased $1.5 billion, or 40%, from the first quarter of 2010, while operating income increased $365 million, or 81%, from the first quarter of 2010. Overall, these increases were due to increased drilling activity and pricing improvements in North America. Partially offsetting the strong North America results were adverse weather conditions in North America and the North Sea and operational disruptions in North Africa.
Business outlook
In North America, United States land rig count and drilling activity continued to grow, led by the shift to oil and liquids-rich plays. This shift remains unabated and has provided further opportunities to expand pricing in select basins. We believe that natural gas drilling activity could be under pressure in the near-term until the oversupply situation is corrected; however, any reduction in natural gas drilling may be more than offset by an increase in liquids-directed activity.  Our first quarter 2011 Gulf of Mexico business remained muted, but the recent issuances of drilling permits by the Bureau of Ocean Energy Management, Regulation and Enforcement (BOE) suggest that activity levels may increase, possibly in the second half of 2011. Despite uncertainty about natural gas fundamentals and the Gulf of Mexico recovery, we believe our current North America revenues and margins are likely sustainable through the remainder of 2011.
Outside of North America, first quarter of 2011 revenue increased from the prior year, while our operating income declined due to highly competitive pricing in several markets. Our operations in Egypt were disrupted and all customer activity in Libya has ceased due to the recently imposed United States and European sanctions against Libya. The geopolitical outlook in North Africa remains uncertain. However, oil fundamentals remain positive, and as supply disruptions stemming from the political unrest in Libya and other countries continue to exert pressure on the industry’s overall production capacity, we expect that some of our customers will increase activity in the second half of the year. Despite the events that have transpired and the impact of lower pricing negotiated during the downturn, we expect that activity increases throughout the year will lead to a more pronounced margin improvement by the latter half of 2011 or the early part of 2012.

As we announced last quarter, we are executing several key initiatives in 2011. These initiatives involve increasing manufacturing production in the Eastern Hemisphere and improving service delivery in North America. Costs related to these efforts, which are included under “Corporate and other” on our condensed consolidated statements of operations, impacted our results by approximately $0.01 per diluted share in the first quarter of 2011. We expect that costs associated with these initiatives will impact second quarter 2011 results by approximately $0.01 to $0.02 per share.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Gulf of Mexico/Macondo well incident
On April 22, 2010, the semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico after an explosion and fire onboard the rig that began on April 20, 2010. We performed a variety of services on the Deepwater Horizon, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees, and we have been named in many class action complaints involving pollution damage claims and other lawsuits related to wrongful death and other personal injuries claims. The United States Gulf of Mexico offshore deepwater drilling suspension issued in May 2010 was later lifted in October 2010. The BOE has recently begun issuing drilling permits in the Gulf of Mexico.  We may see activity levels begin to recover in the coming quarters, although there can be no assurance of whether or when operations in the Gulf of Mexico will return to pre-suspension levels. Longer term, we do not know the extent the Macondo well incident or resulting drilling regulations will impact revenue or earnings, as they are dependent on, among other things, our customers’ actions and the potential movement of deepwater rigs to other markets. For additional information, see “Business Environment and Result of Operations,” Note 7 to the consolidated financial statements, Part II, Item 1, “Legal Proceedings,” and Part II, Item 1(a), “Risk Factors.”
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2011 with cash and equivalents of $1.0 billion compared to $1.4 billion at December 31, 2010. We also held $852 million of short-term, United States Treasury securities classified as marketable securities at March 31, 2011 compared to $653 million at December 31, 2010.
Significant sources of cash
Cash flows from operating activities contributed $565 million to cash in the first quarter of 2011.
During the first quarter of 2011, we sold approximately $300 million of short-term marketable securities.
Further available sources of cash. On February 22, 2011, we entered into a new unsecured $2.0 billion five-year revolving credit facility that replaced our then existing $1.2 billion unsecured credit facility established in July 2007. The purpose of the facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.
Significant uses of cash
Capital expenditures were $704 million in the first quarter of 2011 and were predominantly made in the production enhancement, drilling services, cementing, and wireline and perforating product service lines.
During the first quarter of 2011, we purchased $501 million in short-term marketable securities.
We paid $82 million in dividends to our shareholders in the first quarter of 2011.
Future uses of cash. Capital spending for 2011 is expected to be approximately $3.0 billion. The capital expenditures plan for 2011 is primarily directed toward our production enhancement, drilling services, wireline and perforating, cementing, and completion tools product service lines.

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
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2011, including $235 million of surety bonds related to Venezuela. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. We believe our $1.0 billion of cash and equivalents and $852 million in investments in marketable securities as of March 31, 2011 provide sufficient liquidity and flexibility, given the current market environment. Our debt maturities extend over a long period of time. We currently have a total of $2.0 billion of committed bank credit under our revolving credit facility to support our operations and any commercial paper we may issue in the future. We have no financial covenants or material adverse change provisions in our bank agreements. The full amount of the revolving credit facility was available as of March 31, 2011. Although a portion of earnings from our foreign subsidiaries is reinvested overseas indefinitely, we do not consider this to have a significant impact on our liquidity.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industries we serve are highly competitive with many substantial competitors in each segment. In the first quarter of 2011, based upon the location of the services provided and products sold, 52% of our consolidated revenue was from the United States. In the first quarter of 2010, 41% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Some of the more significant barometers of current and future spending levels of oil and natural gas companies are oil and natural gas prices, the world economy, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity. Our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the following tables.
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2011	2010	2010
West Texas Intermediate	$93.54	$78.64	$79.36
United Kingdom Brent	104.96	76.25	79.66

Average United States Gas Prices (dollars per thousand
cubic feet, or mcf)
Henry Hub	$4.29	$5.30	$4.52

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2011	2010	2010
United States:
Land	1,690	1,300	1,509
Offshore (incl. Gulf of Mexico)	26	45	32
Total	1,716	1,345	1,541
Canada:
Land	585	466	349
Offshore	2	4	2
Total	587	470	351
International (excluding Canada):
Land	862	768	789
Offshore	304	295	305
Total	1,166	1,063	1,094
Worldwide total	3,469	2,878	2,986
Land total	3,137	2,534	2,647
Offshore total	332	344	339

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Natural Gas	2011	2010	2010
United States (incl. Gulf of Mexico):
Oil	812	456	593
Natural gas	904	889	948
Total	1,716	1,345	1,541
Canada:
Oil	403	256	201
Natural gas	184	214	150
Total	587	470	351
International (excluding Canada):
Oil	912	810	840
Natural gas	254	253	254
Total	1,166	1,063	1,094
Worldwide total	3,469	2,878	2,986
Oil total	2,127	1,522	1,634
Natural gas total	1,342	1,356	1,352

	Three Months Ended		Year Ended
	March 31		December 31
Drilling Type	2011	2010	2010
United States (incl. Gulf of Mexico):
Horizontal	978	663	822
Vertical	512	459	501
Directional	226	223	218
Total	1,716	1,345	1,541

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.
In comparison to the previous two years, crude oil prices were relatively stable for most of 2010.  Toward the end of 2010 and through the first quarter of 2011, however, oil prices have risen dramatically, primarily due to uncertainty regarding the geopolitical issues in North Africa.  Natural gas prices, on the other hand, have declined 19% from the first quarter of 2010. In response, natural gas drilling activity continues to be curtailed. According to the International Energy Agency’s (IEA) April 2011 “Oil Market Report,” despite lower than expected demand levels during the first part of the year due to higher oil prices, the 2011 world petroleum demand is still forecasted to increase 2% over 2010 levels. Reductions in the global oil supply, driven by political instability, could lead to the continued escalation of oil prices and subsequently lower demand, which could delay the current economic recovery. Despite this and the heightened geopolitical uncertainties, we believe that, over the long-term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our services.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities. The shift in 2010 to oil and liquids-rich basins has helped to drive increased service intensity, not only in terms of horsepower required per job, but also in fluid chemistry and other technologies required for these complex reservoirs. This trend has continued through the first quarter of 2011, with horizontal oil-directed drilling activity representing the fastest growing segment of the market. While rig counts increased modestly from the end of 2010, as of March 31, 2011, horizontal-directed rig activity represented over 57% of the total rigs in the United States, about 50% higher than peak levels in 2008. These trends have led to increased demand and improved pricing for most of our products and services in our United States land operations. In the first quarter of 2011, North America revenue increased 13% sequentially and operating income increased 16% sequentially. Going forward, we believe there will be an increase in overall activity in United States land, and this is reinforcing our confidence that margins for North America will be sustainable; however, growing cost pressure could moderate any margin improvements for the remainder of 2011.
Gulf of Mexico/Macondo well incident. The semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. We performed a variety of services on the Deepwater Horizon, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services. The cause of the explosion, fire, and resulting oil spill has been or is being investigated by numerous industry participants, congressional committees, and governmental agencies, including the United States Coast Guard and the BOE, who share jurisdiction over the investigation, the Chemical Safety Board, the National Academy of Science and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) established by the President of the United States. For additional information, see Part II, Item 1, “Legal Proceedings.”  In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico. The suspension was lifted in October 2010. Since that time the Department of the Interior has issued guidance and regulations for drillers that intend to resume deepwater drilling activity. The Department of the Interior’s regulations focus in part on increased safety and environmental issues, drilling equipment, and the requirement that operators submit drilling applications demonstrating regulatory compliance with respect to, among other things, required independent third-party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout.
Despite the fact that the drilling suspension has been lifted, we have experienced a significant reduction in our Gulf of Mexico operations since the Macondo well incident and have not seen a material increase in the level of drilling activity in the Gulf of Mexico. However, due to the issuance of drilling permits by the BOE for the Gulf of Mexico in the first quarter of 2011, activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the Gulf of Mexico will return to pre-suspension levels.

We continue to assess our plans in light of the Macondo well incident and the current and prospective regulatory response, including any temporary or permanent BOE rules. During 2010, we engaged in discussions with our customers in the Gulf of Mexico and relocated equipment and personnel to other markets. Our business in the Gulf of Mexico represented approximately 15% of our North America revenue in the first quarter of 2009, approximately 13% in the first quarter of 2010, and approximately 6% in the first quarter of 2011.  In addition, the Gulf of Mexico represented approximately 6% of our consolidated revenue in the first quarter of 2009, approximately 6% in the first quarter of 2010, and approximately 4% in the first quarter of 2011. Historically, approximately 48% of our Gulf of Mexico business has been related to deepwater activities. Generally, our average margins in the Gulf of Mexico have been similar to the average of our United States onshore margins over the last three years, though less volatile.
In 2010, we adjusted the allocation of our Gulf of Mexico existing assets and/or anticipated capital expenditures to some degree but kept all of our infrastructure and most of our personnel intact during the drilling suspension, which gives us the ability to respond to our customers quickly. As activity recovers, we expect to realize the benefits of this strategy and may begin redeploying some personnel and equipment back to the Gulf of Mexico in the coming quarters. Longer term, we do not know the extent the Macondo well incident or resulting drilling regulations will impact revenue or earnings, as they are dependent on, among other things, our customers’ actions and the potential movement of deepwater rigs to other markets.
International operations
Consistent with our long-term strategy to grow our operations outside of North America, we expect to continue to invest capital in our international operations. During the first quarter of 2011, revenue outside North America decreased 9% from the prior quarter and operating income outside of North America decreased 61% from the prior quarter, as the typical seasonality-related declines that historically occur in the first quarter of the year were further exacerbated by harsher weather, activity disruptions caused by the political unrest and sanctions in North Africa, and the continued impact of over capacity leading to pricing pressure. Additionally, the first quarter of 2011 results were impacted by a $59 million, pre-tax, charge in Libya, primarily related to recognizing doubtful accounts receivable with the Libyan national oil companies  as a result of recent United States and European sanctions against Libya and certain inventory that we believe has been compromised in the unrest.
The pace of international recovery is lagging that of previous cycles at this stage, despite international rig counts exceeding the prior peak reached in September of 2008. One of the contributory factors for the difference is the decline in offshore rig counts that we have seen with the current cycle. Given the service intensity of offshore work, we believe this resulted in a more extensive impact on the industry’s revenues, a more significant capacity overhang, and consequently, a more pronounced drop off in pricing. However, we are anticipating that the industry will experience steady volume increases through the remainder of the year as macroeconomic trends support a more favorable operator spending outlook, which we believe will eventually lead to meaningful absorption of equipment supply and result in the ability to begin to improve pricing for our services sometime in the second half of 2011. We continue to believe in the long-term prospects of the international market and will align our business accordingly.
Venezuela. In December 2010, the Venezuelan government set the fixed exchange rate at 4.3 Bolívar Fuerte to one United States dollar effective January 1, 2011, eliminating the dual exchange rate scheme implemented in early 2010. This change had no impact on us because we have applied the 4.3 Bolívar Fuerte fixed exchange rate since the previously disclosed January 2010 devaluation. We continue to work with our primary customer in Venezuela to resolve outstanding issues regarding the payment of invoices in relation to exchange rates and discounts.
As of March 31, 2011, our total net investment in Venezuela was approximately $187 million. In addition to this amount, we have $235 million of surety bond guarantees outstanding relating to our Venezuelan operations.

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

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. In early 2011, we launched a global project to improve service delivery that we expect to result in, among other things, additional investments in our systems and significant improvements to our current order-to-cash and purchase-to-pay processes.

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

Contract wins positioning us to grow our operations over the long term include:
-
contract awards by Statoil, with the potential to exceed more than $200 million in value, to provide directional drilling, logging-while-drilling, cementing, drilling fluids, and completion equipment and services for two high-pressure and high-temperature (HP/HT) fields offshore Norway;

-
contract awards for equipment and services on two offshore blocks in the South China Sea as part of the first ultra-HP/HT oil and gas drilling project in Asia.  Under these contracts, we will provide several-HP/HT technologies for drilling, completions,  cementing, and testing, including two industry-first technologies;

-
a three-year contract extension by Chevron Thailand, which includes provisions for directional drilling, measurement-while-drilling, and logging-while-drilling services for the ongoing offshore developments in the Gulf of Thailand;

-
a contract by Exxon Mobil Iraq Limited to provide drilling services for 15 wells in the West Qurna (Phase I) oil field located in southern Iraq. This is in addition to work awarded in this field by the same customer in 2010. Under this contract, we will provide a complete range of well construction services, utilizing three drilling rigs to deliver the wells; and

-
a contract by Statoil to provide integrated drilling and well services in offshore Norway with options up to eight years in duration with extended scope and activity. We will provide directional drilling services, logging- and measurement-while-drilling services, surface data logging, drill bits, hole enlargement and coring services, cementing and pumping services, drilling and completion fluids, completion services, and project management.

RESULTS OF OPERATIONS IN 2011 COMPARED TO 2010

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended
REVENUE:	March 31		Increase	Percentage
Millions of dollars	2011	2010	(Decrease)	Change
Completion and Production	$3,172	$1,964	$1,208	62%
Drilling and Evaluation	2,110	1,797	313	17
Total revenue	$5,282	$3,761	$1,521	40%

By geographic region:
Completion and Production:
North America	$2,221	$1,125	$1,096	97%
Latin America	240	202	38	19
Europe/Africa/CIS	401	385	16	4
Middle East/Asia	310	252	58	23
Total	3,172	1,964	1,208	62
Drilling and Evaluation:
North America	761	579	182	31
Latin America	372	293	79	27
Europe/Africa/CIS	510	535	(25)	(5)
Middle East/Asia	467	390	77	20
Total	2,110	1,797	313	17
Total revenue by region:
North America	2,982	1,704	1,278	75
Latin America	612	495	117	24
Europe/Africa/CIS	911	920	(9)	(1)
Middle East/Asia	777	642	135	21

	Three Months Ended
OPERATING INCOME:	March 31		Increase	Percentage
Millions of dollars	2011	2010	(Decrease)	Change
Completion and Production	$660	$238	$422	177%
Drilling and Evaluation	230	270	(40)	(15)
Corporate and other	(76)	(59)	(17)	29
Total operating income	$814	$449	$365	81%

By geographic region:
Completion and Production:
North America	$614	$137	$477	348%
Latin America	36	29	7	24
Europe/Africa/CIS	(26)	39	(65)	(167)
Middle East/Asia	36	33	3	9
Total	660	238	422	177
Drilling and Evaluation:
North America	118	93	25	27
Latin America	40	17	23	135
Europe/Africa/CIS	22	91	(69)	(76)
Middle East/Asia	50	69	(19)	(28)
Total	230	270	(40)	(15)
Total operating income by region
(excluding Corporate and other):
North America	732	230	502	218
Latin America	76	46	30	65
Europe/Africa/CIS	(4)	130	(134)	(103)
Middle East/Asia	86	102	(16)	(16)

The 40% increase in consolidated revenue in the first quarter of 2011 compared to the first quarter of 2010 was a result of strong activity in United States land, followed by more moderate growth in Latin America and Middle East/Asia. Revenue from Europe/Africa/CIS was essentially flat, primarily due to disruptions caused by political unrest and sanctions in North Africa. Revenue outside of North America was 44% of consolidated revenue in the first quarter of 2011 and 55% of consolidated revenue in the first quarter of 2010.
The 81% increase in consolidated operating income during the first quarter of 2011 compared to the first quarter of 2010 was attributable to considerable activity growth in United States land and the continued shift to the more service intensive unconventional oil and liquids-rich basins. This shift more than offset the activity disruptions in North Africa and the ongoing effects of the suspension of deepwater activity in the Gulf of Mexico.  Operating income in the first quarter of 2011 was adversely impacted by a $59 million, pre-tax, charge primarily for recognizing doubtful accounts receivable with the Libyan national oil companies as a result of recent United States and European sanctions against Libya and certain inventory that we believe has been compromised in the unrest.
Following is a discussion of our results of operations by reportable segment.
Completion and Production revenue increased 62% compared to the first quarter of 2010 as a result of the continued growth of activity in North America. North America revenue increased 97%, primarily due to increased demand and improved pricing for production enhancement services in United States land and Canada. Latin America revenue increased 19% due to higher activity for production enhancement services and cementing services in Argentina and Colombia, which was offset by lower activity in Mexico. Europe/Africa/CIS revenue increased 4% due to higher activity in Algeria and Angola, which was partially offset by project delays in Kazakhstan and disruptions in North Africa. Middle East/Asia revenue increased 23% largely due to higher sales of completion tools in Malaysia and the commencement of activity in Iraq.  Revenue outside of North America was 30% of total segment revenue in the first quarter of 2011 and 43% of total segment revenue in the first quarter of 2010.

Completion and Production segment operating income increased 177% compared to the first quarter of 2010, with improvement seen across all regions except Europe/Africa/CIS. The results were negatively impacted by activity disruptions caused by political unrest and sanctions in North Africa, including a $36 million, pre-tax, charge primarily for recognizing doubtful accounts receivable with the Libyan national oil companies as a result of recent United States and European sanctions against Libya and certain inventory that we believe has been compromised in the unrest. In North America, operating income grew 348%, primarily due to increased demand and improved pricing. Latin America operating income increased 24% primarily due to higher activity and improved pricing for production enhancement services in Argentina and Colombia, which were partially offset by lower activity in Mexico. Europe/Africa/CIS operating income declined 167%, as activity disruptions caused by political unrest and sanctions in North Africa and project delays in Kazakhstan negatively impacted the region’s results. Middle East/Asia operating income increased 9% with higher demand for completion tools and production enhancement services in Malaysia and China being partially offset by the startup costs associated with Iraq.
Drilling and Evaluation revenue increased 17% compared to the first quarter of 2010 due to higher activity in the Western Hemisphere and the commencement of work in Iraq. North America revenue grew 31% on higher activity and improved pricing in United States land. Latin America revenue increased 27% on higher activity in Brazil, Colombia, and Venezuela. Europe/Africa/CIS revenue decreased 5%, primarily due to project delays in Kazakhstan, lower drilling activity in the North Sea, and activity disruptions caused by political unrest and sanctions in North Africa. Middle East/Asia revenue increased 20% due to the commencement of work in Iraq, increased activity in Saudi Arabia, and higher drilling activity in Indonesia. Revenue outside of North America was 64% of total segment revenue in the first quarter of 2011 and 68% of total segment revenue in the first quarter of 2010.
Drilling and Evaluation operating income decreased 15% compared to the first quarter of 2010, primarily due to disruptions caused by political unrest and sanctions in North Africa, including a $23 million, pre-tax, charge primarily for recognizing doubtful accounts receivable with the Libyan national oil companies as a result of recent United States and European sanctions against Libya and certain inventory that we believe has been compromised in the unrest. North America operating income increased 27%, as higher drilling activity in United States land offset the decline in the Gulf of Mexico. Latin America operating income grew 135%, primarily due to higher activity in Mexico and Venezuela. Europe/Africa/CIS region operating income decreased 76% due to the activity disruptions caused by political unrest and sanctions in North Africa and lower drilling activity in the North Sea. Middle East/Asia operating income decreased 28% over the first quarter of 2010, primarily due to lower activity and higher costs in Saudi Arabia and certain locations in Asia Pacific and also the startup costs associated with Iraq.
Corporate and other expenses were $76 million in the first quarter of 2011 compared to $59 million in the first quarter of 2010. The 29% increase was due to higher legal costs and to additional expenses associated with strategic investments in our business model to reposition our supply chain, technology, and manufacturing infrastructure.

NONOPERATING ITEMS
Interest expense, net of interest income decreased $7 million in the first quarter of 2011 compared to the first quarter of 2010, as there was less interest expense due to the retirement of $750 million principal amount of our 5.5% senior notes in October 2010.
Other, net decreased $36 million compared to the first quarter of 2010, as the first quarter of 2010 included a $31 million foreign exchange loss associated with the devaluation of the Venezuelan Bolívar Fuerte.
Provision for income taxes of $229 million in the first quarter of 2011 resulted in an effective tax rate of 31%, compared to an effective tax rate of 36% in the first quarter of 2010. The first quarter of 2011 effective tax rate was favorably impacted by the recognition of foreign tax credits due to a legal entity status change made with respect to a foreign entity. The higher effective tax rate in the first quarter of 2010 was primarily due to the non tax-deductibility of the $31 million foreign exchange loss related to the devaluation of the Bolívar Fuerte in Venezuela. Also, as a result of the devaluation, we recognized $10 million of additional tax expense for local Venezuelan income tax purposes due to a taxable gain on our net United States dollar-denominated monetary asset position in the country.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 7 to the condensed consolidated financial statements, Part II, Item 1, “Legal Proceedings—Environmental,” and Part II, Item 1(a), “Risk Factors.”

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “anticipates,” “do not anticipate,” “should,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2010.

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2011, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  We are currently unable to estimate the full impact the Macondo well incident will have on us.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  Considering the complexity of the Macondo well, however, and the number of investigations being conducted and lawsuits pending, as discussed below, new information or future developments may require us to adjust our liability assessment, and  liabilities arising out of this matter could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Investigations and Regulatory Action.  The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOE) (formerly known as the Minerals Management Service), a bureau of the United States Department of the Interior, share jurisdiction over the investigation into the Macondo well incident and have formed a joint investigation team that continues to review information and hold hearings regarding the incident (Marine Board Investigation).  We are named as one of the 16 parties-in-interest in the Marine Board Investigation.  In addition, other investigations are underway by the Chemical Safety Board and the National Academy of Sciences to, among other things, examine the relevant facts and circumstances concerning the causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  We are assisting in efforts to identify the factors that led to the Macondo well incident and have participated and intend to continue participating in various hearings relating to the incident that are held by, among others, certain of the agencies referred to above and various committees and subcommittees of the House of Representatives and the Senate of the United States.
In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico.  The suspension was lifted in October 2010.  Later, the Department of the Interior issued new guidance for drillers that intend to resume deepwater drilling activity.  Despite the fact that the drilling suspension was lifted, the BOE did not issue permits for the resumption of drilling for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations since the Macondo well incident. In the first quarter of 2011, the BOE resumed the issuance of drilling permits, and activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the Gulf of Mexico will return to pre-suspension levels.  For additional information, see Part II, Item 1(a), “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

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
The CWA provides authority for civil and criminal penalties for discharges of oil into or upon navigable waters of the United States, adjoining shorelines, or in connection with the Outer Continental Shelf Lands Act in quantities that are deemed harmful.  A single discharge event may result in the assertion of numerous violations under the CWA. Criminal sanctions under the CWA can be assessed for negligent discharges (up to $50,000 per day per violation), for knowing discharges (up to $100,000 per day per violation), and for knowing endangerment (up to $2 million per violation), and federal agencies could be precluded from contracting with a company that is criminally sanctioned under the CWA.  Civil proceedings under the CWA can be commenced against an “owner, operator or person in charge of any vessel or offshore facility that discharged oil or a hazardous substance.”  The civil penalties that can be imposed against responsible parties range from up to $1,100 per barrel of oil discharged in the case of those found strictly liable to $4,300 per barrel of oil discharged in the case of those found to have been grossly negligent.
The OPA establishes liability for discharges of oil from vessels, onshore facilities, and offshore facilities into or upon the navigable waters of the United States.  Under the OPA, the “responsible party” for the discharging vessel or facility is liable for removal and response costs as well as for damages, including recovery costs to contain and remove discharged oil and damages for injury to natural resources, lost revenues, lost profits and lost earning capacity.  The cap on liability under the OPA is the full cost of removal of the discharged oil plus up to $75 million for damages, except that the $75 million cap does not apply in the event the damage was proximately caused by gross negligence or the violation of certain federal safety, construction or operating standards.  The OPA defines the set of responsible parties differently depending on whether the source of the discharge is a vessel or an offshore facility.  Liability for vessels is imposed on owners and operators; liability for offshore facilities is imposed on the holder of the permit or lessee of the area in which the facility is located.
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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), certain subsidiaries of Transocean Ltd. and others for violations of the CWA and the OPA.  The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon U.S. shorelines as a result of the Macondo well incident.  The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining U.S. shorelines and resulting in removal costs and damages to the United States far exceeding $75 million.  BP has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA.  Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA.  A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill.  In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us.

We were not named as a responsible party under the CWA or the OPA in the DOJ civil action, and we do not believe we are a responsible party under the CWA or the OPA.  While we were not included in the DOJ’s complaint, there can be no assurance that the DOJ or other federal or state governmental authorities will not bring an action, whether civil or criminal, against us under the CWA, the OPA or other statutes or regulations.  In connection with the DOJ’s filing of the action, it announced that its criminal and civil investigations are continuing and that it will employ efforts to hold accountable those who are responsible for the incident.  The DOJ has convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident.  As of April 22, 2011, the DOJ has not commenced any civil or criminal proceedings against us.
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
On January 11, 2011, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) released “Deep Water -- The Gulf Oil Disaster and the Future of Offshore Drilling,” its investigation report (Investigation Report) to the President of the United States regarding, among other things, the National Commission’s conclusions of the causes of the Macondo well incident.  According to the Investigation Report, the “immediate causes” of the incident were the result of a series of missteps, oversights, miscommunications and failures to appreciate risk by BP, Transocean, and us, although the National Commission acknowledged that there were still many things it did not know about the incident, such as the role of the blowout preventer.  The National Commission also acknowledged that it may never know the extent to which each mistake or oversight caused the Macondo well incident, but concluded that the immediate cause was “a failure to contain hydrocarbon pressures in the well,” and pointed to three things that could have contained those pressures: “the cement at the bottom of the well, the mud in the well and in the riser, and the blowout preventer.”  In addition, the Investigation Report stated that “primary cement failure was a direct cause of the blowout” and that cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable.  The Investigation Report, however, acknowledges a fact widely accepted by the industry that cementing wells is a complex endeavor utilizing an inherently uncertain process in which failures are not uncommon and that, as a result, the industry utilizes the negative-pressure test and cement bond log test, among others, to identify cementing failures that require remediation before further work on a well is performed.
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
As a result of the factual and technical complexity of the Macondo well incident, the Chief Counsel of the National Commission issued a separate, more detailed report regarding the technical, managerial and regulatory causes of the Macondo well incident in February 2011.
In March 2011, a third party retained by the BOE to undertake a forensic examination and evaluation of the blowout preventer stack, its components and associated equipment, released a report detailing its findings.  The forensic examination report found, among other things, that the blowout preventer stack failed primarily because the blind sheer rams did not fully close and seal the well due to a portion of drill pipe that had become trapped between the blocks.  The forensic examination report recommended further examination, investigation and testing, which we understand is underway. We had no part in manufacturing or servicing the blowout preventer stack.
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
At this time we cannot predict the impact of the Investigation Report or the conclusions of future reports of the Marine Board Investigation, the Chemical Safety Board, the National Academy of Sciences, Congressional committees, or any other governmental or private entity.  We also cannot predict whether their investigations or any other report or investigation will have an influence on or result in our being named as a party in any action alleging violation of a statute or regulation, whether federal or state and whether criminal or civil.
We intend to continue to cooperate fully with all governmental hearings, investigations, and requests for information relating to the Macondo well incident.  We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.

Litigation.  Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident.  Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries.  To date, we have been named along with other unaffiliated defendants in more than 370 complaints, most of which are alleged class actions, involving pollution damage claims and at least 28 personal injury lawsuits involving six decedents and 54 allegedly injured persons who were on the drilling rig at the time of the incident.  Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill.  Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States, including Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia.  Except for approximately three lawsuits not yet consolidated, one lawsuit that is proceeding in Louisiana state court, one lawsuit that is pending in Delaware state court, and one lawsuit that is proceeding in Texas state court, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in a multi-district litigation (MDL) proceeding before Judge Carl Barbier in the U.S. Eastern District of Louisiana.  The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.  Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the Outer Continental Shelf Lands Act, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states.  The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action).  In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight.  Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases.  On February 18, 2011, Transocean tendered us, along with all other defendants, into the Limitation Action.  As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly.  In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding, that are pending in his court.  Specifically, the judge will determine the liability, limitation, exoneration and fault allocation with regard to all of the defendants in a trial set to begin in the first quarter 2012. We do not believe, however, that a single apportionment of liability in the Limitation Action is properly applied to the hundreds of lawsuits pending in the MDL proceeding.  Damages for the cases tried in the first quarter 2012, including punitive damages, are currently scheduled to be tried in a later phase of the Limitation Action.  Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL.  It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried.  Document discovery and depositions among the parties to the MDL are underway.

In April 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants.  BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment.  Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance.  Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who has an approximate 10% interest in the Macondo well, filed a claim against us alleging negligence.  Cameron International Corporation (Cameron), the manufacturer and designer of the blowout preventer, filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA, and alleging negligence.  Additional civil lawsuits may be filed against us, and other defendants in the Limitation Action may file claims against us prior to the May 20, 2011 deadline for filing such claims.  In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above.
We also filed claims in April 2011.  We filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco (provider of drilling fluids and services, among other things), Cameron, Anadarko, MOEX, Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), Dril-Quip, Inc. (provider of wellhead systems) and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence.  Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford.  We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability.  We filed our answer to Transocean’s Limitation petition denying Transocean’s right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.
We intend to vigorously defend any litigation, fines, and/or penalties relating to the Macondo well incident.  We have and expect to continue to incur significant legal fees and costs, some of which we expect to be covered by indemnity or insurance, as a result of the numerous investigations and lawsuits relating to the incident.
Macondo derivative case.  In February 2011, a shareholder who had previously made a demand on our board of directors with respect to another derivative lawsuit (see “Shareholder derivative cases” below) filed a shareholder derivative lawsuit in Harris County, Texas naming us as a nominal defendant and certain of our directors and officers as defendants.  This case alleges that these defendants, among other things, breached fiduciary duties of good faith and loyalty by failing to properly exercise oversight responsibilities and establish adequate internal controls, including controls and procedures related to cement testing and the communication of test results, as they relate to the Deepwater Horizon incident.  Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.
Indemnification and Insurance.  Our contract with BP Exploration relating to the Macondo well provides for our indemnification for potential claims and expenses relating to the Macondo well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment).  Also, under our contract with BP Exploration, we have, among other things, generally agreed to indemnify BP Exploration and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property.  In turn, we believe that BP Exploration was obligated to obtain agreement by other contractors performing work on the well to indemnify us for claims for personal injury of their employees or subcontractors as well as for damages to their property.

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
In April 2011, we filed a lawsuit against BP Exploration in Harris County, Texas to enforce BP Exploration’s contractual indemnity and alleging BP Exploration breached certain terms of the contractual indemnity.  BP Exploration, in connection with filing its claims with respect to the MDL proceeding, asked the court to declare that it is not liable to us in contribution, indemnification or otherwise with respect to liabilities arising from the Macondo well incident.  Other defendants in the litigation discussed above have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident.
Indemnification for criminal or civil fines or penalties, if any, may not be available if a court were to find such indemnification unenforceable as against public policy.  We do not expect, however, public policy to limit substantially the enforceability of our contractual right to indemnification with respect to liabilities other than criminal fines and penalties, if any.  We may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies.
We believe the law likely to be held applicable to matters relating to the Macondo well incident does not allow for enforcement of indemnification of persons who are found to be grossly negligent, although we do not believe the performance of our services on the Deepwater Horizon constituted gross negligence.  In addition, certain state laws, if deemed to apply, may not allow for enforcement of indemnification of persons who are found to be negligent with respect to personal injury claims.  Also, financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy proceedings.  BP’s public filings indicate that BP recognized a $40.9 billion pre-tax charge in 2010 as a result of the Macondo well incident and that the amount of natural resource damages with respect to OPA claims by the United States and by state, tribal and foreign trustees, if any, cannot be reliably estimated until the size, location and duration of the impact of the incident is assessed.  We consider, however, the likelihood of a BP bankruptcy to be remote.
Barracuda-Caratinga arbitration
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

Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court alleging violations of the federal securities laws after the SEC initiated an investigation in connection with our change in accounting for revenue on long-term construction projects and related disclosures. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003. As a result of a substitution of lead plaintiffs, the case is now styled Archdiocese of Milwaukee Supporting Fund (AMSF) v. Halliburton Company, et al. AMSF has changed its name to Erica P. John Fund, Inc. (Erica P. John Fund). We settled with the SEC in the second quarter of 2004.
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
In April 2005, the court appointed new co-lead counsel and named Erica P. John Fund the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting Erica P. John Fund to re-plead some of those claims to correct deficiencies in its earlier complaint. In April 2006, Erica P. John Fund filed its fourth amended consolidated complaint. We filed a motion to dismiss those portions of the complaint that had been re-pled. A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our Chief Executive Officer (CEO). The court ordered that the case proceed against our CEO and Halliburton.
In September 2007, Erica P. John Fund filed a motion for class certification, and our response was filed in November 2007. The court held a hearing in March 2008, and issued an order November 3, 2008 denying Erica P. John Fund’s motion for class certification. Erica P. John Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, Erica P. John Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted Erica P. John Fund’s writ of certiorari and accepted the appeal. The Court will hear oral arguments on April 25, 2011. The appeal is limited to review of the legal ruling of the Fifth Circuit affirmance of the district court’s order denying class certification and will not include review of the facts of the underlying lawsuit.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas, naming as defendants various current and retired Halliburton directors and officers and current KBR directors. These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty, to the detriment of Halliburton and its shareholders, by failing to properly exercise oversight responsibilities and establish adequate internal controls. The District Court consolidated the two cases, and the plaintiffs filed a consolidated petition against only current and former Halliburton directors and officers containing various allegations of wrongdoing including violations of the FCPA, claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks. Subsequently, a shareholder made a demand that the board take remedial action respecting the FCPA claims in the pending lawsuit. Our Board of Directors designated a special committee of independent directors to oversee the investigation of the allegations made in the lawsuits and shareholder demand. Upon receipt of its special committee’s findings and recommendations, the Board determined that the shareholder claims were without merit and not otherwise in the best interest of the company to pursue. The Board directed company counsel to report its determinations to the plaintiffs and demanding shareholder.

On April 28, 2010, Herbert Silverberg, et al. v. Swanson, et al. (including Boots & Coots, Inc.) was filed in the Court of Chancery of the State of Delaware.  This was a derivative suit alleging a breach of fiduciary duty in connection with the award of certain restricted stock grants.  The court granted the parties’ Stipulation of Dismissal and Proposed Order dismissing all claims pending in the action with prejudice as to Plaintiff Herbert Silverberg on March 17, 2011.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.
We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established reserves. For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. The risk factors discussed below update the risk factors previously discussed in our 2010 Annual Report on Form 10-K.

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
To date, we have been named along with other unaffiliated defendants in more than 370 complaints, most of which are alleged class-actions, involving pollution damage claims and at least 28 personal injury lawsuits involving six decedents and 54 allegedly injured persons who were on the drilling rig at the time of the incident. Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill.  BP Exploration and one of its affiliates has filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and alleging negligence, gross negligence, fraudulent conduct and fraudulent concealment.  Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence.  See Part II, Item 1, “Legal Proceedings.”  Other defendants may file claims against us prior to the May 20, 2011 deadline for filing such claims.  Additional lawsuits may be filed against us, including criminal and civil charges under federal and state statutes and regulations.  Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
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

Our contract with BP Exploration relating to the Macondo well provides for our indemnification for claims and expenses relating to the Macondo well incident.  In April 2011, we filed a lawsuit against BP Exploration in Harris County, Texas to enforce BP Exploration’s contractual indemnity and alleging BP Exploration breached certain terms of the contractual indemnity.  BP Exploration, in connection with filing its claims with respect to the MDL proceeding, sought to avoid their indemnity obligations and asked the court to declare that it is not liable to us in contribution, indemnification or otherwise with respect to liabilities arising from the Macondo well incident.  Other defendants in the litigation have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident.
Indemnification for criminal or civil fines or penalties, if any, may not be available if a court were to find such indemnification unenforceable as against public policy.  In addition, we believe the law likely to be held applicable to matters relating to the Macondo well incident does not allow for enforcement of indemnification of persons who are found to be grossly negligent.  Certain state laws, if deemed to apply, also would not allow for enforcement of indemnification for gross negligence, and may not allow for enforcement of indemnification of persons who are found to be negligent with respect to personal injury claims. In addition, financial analysts and the press have speculated about the financial capacity of BP, and whether it might seek to avoid indemnification obligations in bankruptcy proceedings.  BP’s public filings indicate that BP recognized a $40.9 billion pre-tax charge in 2010 as a result of the Macondo well incident and that the amount of natural resource damages with respect to OPA claims by the United States and by state, tribal and foreign trustees, if any, cannot be reliably estimated until the size, location and duration of the impact of the incident is assessed.  If BP Exploration filed for bankruptcy protection, a bankruptcy judge could disallow our contract with BP Exploration, including the indemnification obligations thereunder.  Also, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies.
As of March 31, 2011, we had not accrued any amounts related to this matter because we do not believe that a loss is probable.  We are currently unable to estimate the full impact the Macondo well incident will have on us.  Further, an estimate of possible loss or range of loss related to this matter cannot be made.  However, considering the complexity of the Macondo well and the number of investigations being conducted and lawsuits pending, new information or future developments may require us to adjust our liability assessment.  If proceedings and investigations are not resolved in our favor, resulting liabilities, fines, or penalties, if any, for which we are not indemnified or are not insured could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Certain matters relating to the Macondo well incident, including increased regulation of the United States offshore drilling industry, and similar catastrophic events could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Results of the Macondo well incident and the subsequent oil spill have included offshore drilling delays and increased federal regulation of our and our customers’ operations, and more delays and regulations are expected.  For example, the Investigation Report recommended, among other things, a review of and numerous changes to drilling and environmental regulations and the creation of new, independent agencies to oversee the various aspects of offshore drilling.  The BOE has announced the creation of two new, independent agencies to replace the BOE effective October 2011 and has issued guidance and regulations for drillers that intend to resume deepwater drilling activity.  The BOE’s regulations focus in part on increased safety and environmental issues, drilling equipment, and the requirement that operators submit drilling applications demonstrating regulatory compliance with respect to, among other things, required independent third-party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout.
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
As illustrated by the Macondo well incident, the services we provide for our customers are performed in challenging environments that can be dangerous.  Catastrophic events such as a well blowout, fire or explosion can occur, resulting in property damage, personal injury, death, pollution, and environmental damage.  While we are typically indemnified by our customers for these types of events and the resulting damages and injuries (except in some cases, claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment), we will be exposed to significant potential losses should such catastrophic events occur if adequate indemnification provisions or insurance arrangements are not in place, if existing indemnity provisions are determined by a court to be unenforceable, in whole or in part, or if our customers are unable or unwilling to satisfy their indemnity obligations.
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

For example, due to the unsettled political conditions in many oil-producing countries, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions, including the recently imposed United States and European sanctions against Libya that have caused us to stop all customer activity in Libya. Countries where we operate that have significant political risk include, but are not limited to:  Algeria, Azerbaijan, Egypt, Indonesia, Iraq, Kazakhstan, Mexico, Nigeria, Russia, and Venezuela. Our facilities and our employees are under threat of attack in certain countries. In addition, military action or continued unrest in the Middle East and North Africa could impact the supply of and pricing for oil and natural gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are a leading provider of hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well. Bills have been introduced in Congress and in various state legislatures based on assertions that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process. This legislation, if adopted, could establish additional levels of regulation at the federal and state level that could lead to operational delays and increased operating costs. During the first quarter of 2010, the United States Environmental Protection Agency (EPA) announced it would begin a detailed scientific study of hydraulic fracturing and the alleged effect on surface and ground water. We have submitted a variety of chemical information on our fracturing fluid products and related data to the EPA. These submissions have been made in accordance with a schedule we agreed to with EPA and are subject to protections for confidential business information. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have proposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, or foreign laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2011.

			Total Number
			of Shares
			Purchased as
	Total Number	Average	Part of Publicly
	of Shares	Price Paid	Announced Plans
Period	Purchased (a)	per Share	or Programs
January 1-31	109,558	$40.07	–
February 1-28	11,006	$45.78	–
March 1-31	13,238	$45.56	–
Total	133,802	$41.08	–

(a)
All of the 133,802 shares purchased during the three-month period ended March 31, 2011, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Specialized Disclosures
Our barite and bentonite mining operations, in support of our fluid services business, are subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.1 to this quarterly report.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
U.S. $2,000,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed February 23, 2011, File No. 1-3492).

* 10.2	First Amendment dated February 10, 2011 to Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 11, 2009.

* 10.3	First Amendment to the Retirement Plan for the Directors of Halliburton Company, effective September 1, 2007.

* 12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Mine Safety Disclosure.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Evelyn M. Angelle
Mark A. McCollum	Evelyn M. Angelle
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date:  April 22, 2011