Form 10-Q
period 2012-03-31
HALLIBURTON CO
filed 2012-04-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

As of April 20, 2012, 923,006,357 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars and shares except per share data	2012	2011
Revenue:
Services	$5,424	$4,191
Product sales	1,444	1,091
Total revenue	6,868	5,282
Operating costs and expenses:
Cost of services	4,533	3,428
Cost of sales	1,244	970
General and administrative	68	70
Total operating costs and expenses	5,845	4,468
Operating income	1,023	814
Interest expense, net of interest income of $2 and $1	(74)	(69)
Other, net	(7)	(4)
Income from continuing operations before income taxes	942	741
Provision for income taxes	(304)	(229)
Income from continuing operations	638	512
Loss from discontinued operations, net of income tax benefit of $5 and $0	(8)	(1)
Net income	$630	$511
Noncontrolling interest in net income of subsidiaries	(3)	−
Net income attributable to company	$627	$511
Amounts attributable to company shareholders:
Income from continuing operations	$635	$512
Loss from discontinued operations, net	(8)	(1)
Net income attributable to company	$627	$511
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.69	$0.56
Loss from discontinued operations, net	(0.01)	−
Net income per share	$0.68	$0.56
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.69	$0.56
Loss from discontinued operations, net	(0.01)	−
Net income per share	$0.68	$0.56

Cash dividends per share	$0.09	$0.09
Basic weighted average common shares outstanding	923	914
Diluted weighted average common shares outstanding	926	919
    See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars	2012	2011
Net income	$630		$511
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$8	$	−
Other	(1)		2
Other comprehensive income, net of income taxes	7		2
Comprehensive income	$637		$513
Comprehensive income attributable to noncontrolling interest	(3)		−
Comprehensive income attributable to company shareholders	$634		$513
    See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,655	$2,698
Receivables (less allowance for bad debts of $120 and $137)	5,336	5,084
Inventories	2,916	2,570
Current deferred income taxes	317	321
Other current assets	794	904
Total current assets	12,018	11,577
Property, plant, and equipment, net of accumulated depreciation of $7,393 and $7,096	8,897	8,492
Goodwill	1,966	1,776
Other assets	1,787	1,832
Total assets	$24,668	$23,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,941	$1,826
Accrued employee compensation and benefits	693	862
Deferred revenue	318	309
Other current liabilities	1,358	1,124
Total current liabilities	4,310	4,121
Long-term debt	4,820	4,820
Employee compensation and benefits	509	534
Other liabilities	1,165	986
Total liabilities	10,804	10,461
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued
1,073 shares	2,683	2,683
Paid-in capital in excess of par value	478	455
Accumulated other comprehensive loss	(266)	(273)
Retained earnings	15,424	14,880
Treasury stock, at cost – 150 and 152 shares	(4,475)	(4,547)
Company shareholders’ equity	13,844	13,198
Noncontrolling interest in consolidated subsidiaries	20	18
Total shareholders’ equity	13,864	13,216
Total liabilities and shareholders’ equity	$24,668	$23,677
    See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$630	$511
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	385	320
Loss contingency for Macondo well incident	300	−
Other changes:
Inventories	(346)	(159)
Receivables	(233)	(278)
Accounts payable	104	220
Other	(106)	(49)
Total cash flows from operating activities	734	565
Cash flows from investing activities:
Capital expenditures	(782)	(704)
Sales of marketable securities	150	300
Purchases of marketable securities	(100)	(501)
Other investing activities	5	(12)
Total cash flows from investing activities	(727)	(917)
Cash flows from financing activities:
Dividends to shareholders	(83)	(82)
Proceeds from exercises of stock options	46	66
Other financing activities	(12)	7
Total cash flows from financing activities	(49)	(9)
Effect of exchange rate changes on cash	(1)	(7)
Decrease in cash and equivalents	(43)	(368)
Cash and equivalents at beginning of period	2,698	1,398
Cash and equivalents at end of period	$2,655	$1,030
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$122	$134
Income taxes	$165	$96
    See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2011 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2012 and the results of our operations and our cash flows for the three months ended March 31, 2012 and 2011. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2012 classifications. The results of operations for the three months ended March 31, 2012 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment, such as the $300 million loss contingency related to the Macondo well incident recorded in “Corporate and other” during the first quarter of 2012.
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended March 31
Millions of dollars	2012	2011
Revenue:
Completion and Production	$4,290	$3,172
Drilling and Evaluation	2,578	2,110
Total revenue	$6,868	$5,282

Operating income:
Completion and Production	$1,036	$660
Drilling and Evaluation	368	230
Total operations	1,404	890
Corporate and other	(381)	(76)
Total operating income	$1,023	$814
Interest expense, net of interest income	(74)	(69)
Other, net	(7)	(4)
Income from continuing operations before income taxes	$942	$741

Receivables
As of March 31, 2012, 43% of our gross trade receivables were from customers in the United States. As of December 31, 2011, 45% of our gross trade receivables were from customers in the United States.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $205 million as of March 31, 2012 and $160 million as of December 31, 2011. If the average cost method had been used, total inventories would have been $40 million higher than reported as of March 31, 2012 and $36 million higher than reported as of December 31, 2011. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2012	2011
Finished products and parts	$2,050	$1,801
Raw materials and supplies	764	673
Work in process	102	96
Total	$2,916	$2,570

Finished products and parts are reported net of obsolescence reserves of $111 million as of March 31, 2012 and $108 million as of December 31, 2011.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Transactions with shareholders	94	95	(1)
Comprehensive income	637	634	3
Payments of dividends to shareholders	(83)	(83)	–
Balance at March 31, 2012	$13,864	$13,844	$20

			Noncontrolling
	Total	Company	interest in
	shareholders’	shareholders’	consolidated
Millions of dollars	equity	equity	subsidiaries
Balance at December 31, 2010	$10,387	$10,373	$14
Transactions with shareholders	122	120	2
Comprehensive income	513	513	–
Payments of dividends to shareholders	(82)	(82)	–
Balance at March 31, 2011	$10,940	$10,924	$16

The tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2012 and 2011 are not material.

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
Amounts accrued relating to our remaining KBR liabilities are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $210 million as of March 31, 2012 and $201 million as of December 31, 2011. See Note 6 for further discussion of the Barracuda-Caratinga matter.

Note 6. Commitments and Contingencies
Macondo well incident
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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below was previously scheduled to begin in late February 2012 but has now been adjourned as a result of the recently announced settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL as described below. In addition, BP has in the last twelve months settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, whether the court will approve the settlement agreements between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we have recorded a $300 million liability as of March 31, 2012, for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet and in “Cost of services” on the condensed consolidated statement of operations, takes into account recent developments related to the MDL and represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we have determined that we can no longer conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, some of which could occur soon, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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

In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico. The suspension was lifted in October 2010. Later, the Department of the Interior issued new guidance and regulations for drillers that intend to resume deepwater drilling activity and has proposed additional regulations. Despite the fact that the drilling suspension was lifted, the BOEMRE did not issue permits for the resumption of drilling for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations. In the first quarter of 2011, the BOEMRE resumed the issuance of drilling permits, and activity has gradually recovered since that time, although there can be no assurance of future activity levels in the Gulf of Mexico. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”
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

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), who had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of April 24, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses.
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
In March 2011, a third party retained by the BOEMRE to undertake a forensic examination and evaluation of the blowout preventer stack, its components and associated equipment, released a report detailing its findings. The forensic examination report found, among other things, that the blowout preventer stack failed primarily because the blind sheer rams did not fully close and seal the well due to a portion of drill pipe that had become trapped between the blocks and the pipe being outside the cutting surface of the ram blades. The forensic examination report recommended further examination, investigation, and testing, which found that the redundant operating pods of the blowout preventer may not have timely activated the blind shear rams in the automatic mode function due to a depleted battery in one pod and a miswired solenoid in the other pod. We had no part in manufacturing or servicing the blowout preventer stack.

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
The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE’s joint request, has suspended the appeal and has ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
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
At this time we cannot predict the impact of the Investigation Report, the BOEMRE Report, the NAS Report, or the conclusions of future reports of the Chemical Safety Board or others. We also cannot predict whether their investigations or any other report or investigation will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation, whether federal or state and whether criminal or civil.

We intend to continue to cooperate fully with all hearings, investigations, and requests for information relating to the Macondo well incident. We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least nine personal injury lawsuits involving four decedents and at least 21 allegedly injured persons who were on the drilling rig at the time of the incident. Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States, including Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia. Except for certain lawsuits not yet consolidated (including two lawsuits that are proceeding in Louisiana state court, one lawsuit that is proceeding in Texas state court, one lawsuit that is proceeding in Texas federal court, one lawsuit that is proceeding in Florida federal court, and four lawsuits in Florida state court for which we have not been served), the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
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
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases. On February 18, 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in three phases, that was set to begin in late February 2012 but has been adjourned in connection with the settlement between BP and the PSC as described below. The three phases of this portion of the trial are scheduled to cover the liabilities associated with the blowout itself, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the efforts to contain and clean-up the oil that was discharged from the Macondo well. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding. The settlement between BP and the PSC would likely result in a realignment of the parties in the MDL and require substantial changes to the first phase of the trial plan.

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
In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who has an approximate 10% interest in the Macondo well, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. We also understand that BP and M-I Swaco have agreed to dismiss all claims between them.
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

In September 2011, we filed claims in Harris County, Texas against the BP Defendants seeking damages, including lost profits and exemplary damages, and alleging negligence, grossly negligent misrepresentation, defamation, common law libel, slander, and business disparagement. Our claims allege that the BP Defendants knew or should have known about an additional hydrocarbon zone in the well that the BP Defendants failed to disclose to us prior to our designing the cement program for the Macondo well. The location of the hydrocarbon zones is critical information required prior to performing cementing services and is necessary to achieve desired cement placement. We believe that had the BP Defendants disclosed the hydrocarbon zone to us, we would not have proceeded with the cement program unless it was redesigned, which likely would have required a redesign of the production casing. In addition, we believe that the BP Defendants withheld this information from the BP Report and from the various investigations discussed above. In connection with the foregoing, we also moved to amend our claims against the BP Defendants in the MDL proceeding to include fraud. The BP Defendants have denied all of the allegations relating to the additional hydrocarbon zone and filed a motion to prevent us from adding our fraud claim in the MDL. In October 2011, our motion to add the fraud claim against the BP Defendants in the MDL proceeding was denied. The court’s ruling does not, however, prevent us from using the underlying evidence in our pending claims against the BP Defendants.
In December 2011, BP filed a motion for sanctions against us alleging, among other things, that we destroyed evidence relating to post-incident testing of the foam cement slurry on the Deepwater Horizon and requesting adverse findings against us. A magistrate judge in the MDL proceeding denied BP’s motion. BP appealed that ruling, and Judge Barbier affirmed the magistrate judge’s decision.
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including administration costs and plaintiffs’ attorneys’ fees and expenses, and stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. On April 18, 2012, BP and the PSC filed two settlement agreements with the MDL court, one addressing economic claims and one addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. The schedule as proposed would require that any objections to the settlements be filed by the end of August 2012, with fairness hearings to begin in November 2012. BP has also asked the MDL court to continue the adjournment of the MDL trial until after the court determines whether to grant final approval of the settlement agreements. We are continuing to review the settlement agreements and related documents, and are unable to predict at this time the effect that the settlements may have on claims against us.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through March 2012, we have incurred legal fees and related expenses of approximately $100 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
Barracuda-Caratinga arbitration
We provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR informed us that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees. During the third quarter of 2011, the arbitration panel issued an award against KBR in the amount of $201 million, which, along with accrued interest, is reflected as a liability in our condensed consolidated financial statements. Costs related to this matter are reflected as discontinued operations in our condensed consolidated financial statements. KBR filed a motion to vacate the arbitration award with the United States District Court for the Southern District of New York. See Note 5 for additional information regarding the KBR indemnification.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class; we have filed a Petition for Leave to Appeal with the Fifth Circuit. The case is at an early stage, and we cannot predict the outcome or consequences thereof. As of March 31, 2012, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas, naming as defendants various current and retired Halliburton directors and officers and current KBR directors. These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty, to our detriment and the detriment of our shareholders, by failing to properly exercise oversight responsibilities and establish adequate internal controls. The District Court consolidated the two cases, and the plaintiffs filed a consolidated petition against only current and former Halliburton directors and officers containing various allegations of wrongdoing including violations of the United States Foreign Corrupt Practices Act (FCPA), claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks. Subsequently, a shareholder made a demand that the Board take remedial action respecting the FCPA claims in the pending lawsuit. Our Board of Directors designated a special committee of certain independent and disinterested directors to oversee the investigation of the allegations made in the lawsuits and shareholder demand. Upon receipt of the special committee’s findings and recommendations, the independent and disinterested members of the Board determined that the shareholder claims were without merit and not otherwise in our best interest to pursue. The Board directed our counsel to report its determinations to the plaintiffs and demanding shareholder.
We have agreed in principle, subject to approval by the court, to settle the consolidated lawsuit. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance policies and agreed to pay the plaintiffs’ legal fees. As of March 31, 2012, we have accrued for the plaintiffs’ legal fees, which are not material.

In February 2011, the same shareholder who had made the demand on our Board of Directors in connection with one of the derivative lawsuits discussed above filed a shareholder derivative lawsuit in Harris County, Texas naming us as a nominal defendant and certain of our directors and officers as defendants. This case alleges that these defendants, among other things, breached fiduciary duties of good faith and loyalty by failing to properly exercise oversight responsibilities and establish adequate internal controls, including controls and procedures related to cement testing and the communication of test results, as they relate to the Macondo well incident. Our Board of Directors designated a special committee of certain independent and disinterested directors to oversee the investigation of the allegations made in the lawsuit and shareholder demand. Upon receipt of the special committee’s findings and recommendations, the independent and disinterested members of the Board determined that the shareholder claims were without merit and not otherwise in our best interest to pursue. The Board directed our counsel to report its determinations to the plaintiffs and demanding shareholder.
We have agreed in principle, subject to approval by the court, to settle this lawsuit. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance and health, safety, and environmental policies and agreed to pay the plaintiffs’ legal fees. As of March 31, 2012, we have accrued for the plaintiffs’ legal fees, which are not material.
Angola Investigations
We are conducting an internal investigation of certain areas of our operations in Angola, focusing on compliance with certain company policies, including our Code of Business Conduct (COBC), and the FCPA and other applicable laws. In December 2010, we received an anonymous e-mail alleging that certain current and former personnel violated our COBC and the FCPA, principally through the use of an Angolan vendor. The e-mail also alleges conflicts of interest, self-dealing, and the failure to act on alleged violations of our COBC and the FCPA. We contacted the DOJ to advise them that we were initiating an internal investigation with the assistance of outside counsel and independent forensic accountants.
During the second half of 2011, we participated in several meetings with the DOJ and the SEC to brief them on the status of our investigation and provided them documents. We are currently responding to a subpoena from the SEC regarding this matter and are producing all relevant documents. We understand that current and former employees have also received subpoenas from the SEC regarding this matter.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $79 million as of March 31, 2012 and $81 million as of December 31, 2011. Our total liability related to environmental matters covers numerous properties.

Between approximately 1965 and 1991, one or more former Halliburton units performed work for the U.S. Department of Defense cleaning solid fuel from missile motor casings at a semi-rural facility on the north side of Duncan, Oklahoma. In addition, from approximately November 1983 through December 1985, a discrete portion of the site was used to conduct a recycling project on stainless steel nuclear fuel rod racks from Omaha Public Power District’s Fort Calhoun Station. We closed the site in coordination with the Oklahoma Department of Environmental Quality (DEQ) in the mid-1990s, but continued to monitor the groundwater at the DEQ’s request. A principal component of the missile fuel was ammonium perchlorate, a salt that is highly soluble in water, which has been discovered in the soil and groundwater on our site and in certain residential water wells near our property. In August 2011, we entered into the DEQ’s Voluntary Cleanup Program and executed a voluntary Memorandum of Agreement and Consent Order for Site Characterization and Risk Based Remediation with the DEQ relating to the remediation of this site.
Commencing in October 2011, a number of lawsuits were filed against us, including a putative class action case in federal court in the Western District of Oklahoma and other lawsuits filed in Oklahoma state courts. The lawsuits generally allege, among other things, that operations at our Duncan facility caused releases of pollutants, including ammonium perchlorate and, in the case of the federal lawsuit, nuclear or radioactive waste, into the groundwater, and that we knew about those releases and did not take corrective actions to address them. It is also alleged that the plaintiffs have suffered from certain health conditions, including hypothyroidism, a condition that has been associated with exposure to perchlorate at sufficiently high doses over time. These cases seek, among other things, damages, including punitive damages, and the establishment of a fund for future medical monitoring. The cases allege, among other things, strict liability, trespass, private nuisance, public nuisance, and negligence and, in the case of the federal lawsuit, violations of the U.S. Resource Conservation and Recovery Act (RCRA), resulting in personal injuries, property damage, and diminution of property value.
The lawsuits generally allege that the cleaning of the missile casings at the Duncan facility contaminated the surrounding soils and groundwater, including certain water wells used in a number of residential homes, through the migration of, among other things, ammonium perchlorate. The federal lawsuit also alleges that our processing of radioactive waste from a nuclear power plant over 25 years ago resulted in the release of “nuclear/radioactive” waste into the environment. In April 2012, the judge in the federal lawsuit dismissed the plaintiffs’ RCRA claim. The other claims brought in that lawsuit remain pending.
We and the DEQ have conducted soil and groundwater sampling relating to the allegations discussed above that has confirmed that the alleged nuclear or radioactive material is confined to the soil in a discrete area of the onsite operations and is not presently believed to be in the groundwater onsite or in any areas offsite. The radiological impacts from this discrete area are not believed to present any health risk for offsite exposure. With respect to ammonium perchlorate, we have made arrangements to supply affected residents with bottled drinking water and, if needed, with a temporary water supply system, at no cost to the residents. We have worked with the City of Duncan and the DEQ to expedite expansion of the city water supply to the relevant areas at our expense.
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of March 31, 2012, we had accrued $32 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established reserves. As of March 31, 2012, those ten sites accounted for approximately $6 million of our $79 million total environmental reserve. For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2012, including $292 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:
	Three Months Ended March 31
Millions of shares	2012	2011
Basic weighted average common shares outstanding	923	914
Dilutive effect of employee stock plans	3	5
Diluted weighted average common shares outstanding	926	919

Excluded from the computation of diluted income per share are options to purchase five million shares of common stock that were outstanding during the three months ended March 31, 2012 and one million shares that were outstanding during the three months ended March 31, 2011. These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8. Fair Value of Financial Instruments
At March 31, 2012, we held $100 million of non-cash equivalents in United States Treasury securities with maturities that extend through July 2012 classified as short-term marketable securities. These securities are accounted for as available-for-sale and recorded at fair value, based on quoted market prices. The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments. We have no financial instruments measured at fair value using unobservable inputs.
The fair value of our long-term debt was $6.0 billion as of March 31, 2012 and $6.2 billion as of December 31, 2011, which differs from the carrying amount of $4.8 billion as of both March 31, 2012 and December 31, 2011, on our condensed consolidated balance sheets. The fair value of our long-term debt was calculated using either quoted market prices or significant observable inputs for similar liabilities for the respective periods.
During the second quarter of 2011, we entered into a series of interest rate swaps relating to two of our debt instruments with a total notional amount of $1.0 billion at a weighted-average, LIBOR-based, floating rate of 3.50% as of March 31, 2012. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms, that are observable in the market or can be derived from or corroborated by observable data. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At March 31, 2012, we had fixed rate debt aggregating $3.8 billion and variable rate debt aggregating $1.0 billion, after taking into account the effects of the interest rate swaps. The fair value of our interest rate swaps was not material as of March 31, 2012.

Note 9. Accounting Standards Recently Adopted
On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (FASB) to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, Completion and Production and Drilling and Evaluation:
-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Halliburton Production Enhancement, Cementing, Completion Tools, Boots & Coots, and Multi-Chem; and

-
our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation, and precise wellbore placement solutions that enable customers to model, measure, and optimize their well construction activities. The segment consists of Halliburton Drill Bits and Services, Wireline and Perforating, Testing and Subsea, Baroid, Sperry Drilling, Landmark Software and Services, and Consulting and Project Management.

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Malaysia, Mexico, Brazil, and Singapore. With nearly 70,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first quarter of 2012, we produced revenue of $6.9 billion and operating income of $1.0 billion, reflecting an operating margin of approximately 15%. Revenue increased $1.6 billion, or 30%, from the first quarter of 2011, while operating income increased $209 million, or 26%. These results were due mainly to higher drilling activity and pricing improvements in North America, as well as increased activity in all our international regions, compared to the first quarter of 2011. The first quarter of 2012 results included a $300 million, pre-tax, loss contingency for the Macondo well incident. The first quarter of 2011 results were negatively impacted by a $59 million, pre-tax, charge in Libya, primarily related to reserves for certain assets.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase in the long term driven by economic growth in developing countries and despite current underlying downside risks in the industry, including sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East. Furthermore, development of new resources is expected to be more complex resulting in increasing service intensity.
In North America, the industry is experiencing a shift from natural gas shale plays to oil and liquids-rich shale plays due to the low natural gas prices resulting from the resiliency of natural gas production coupled with natural gas inventory at peak levels and a mild winter. We believe we will continue to see further declines in natural gas drilling until the oversupply situation is corrected. We expect the reduction in natural gas drilling may be offset, however, by an increase in oil and liquids-rich drilling activity due to the relatively stable liquids prices. The transition from natural gas to oil and  liquids-rich plays in the long term should be positive for our business as completing oil and liquids-rich wells requires higher levels of service intensity. We anticipate near-term pricing pressure in certain markets and continued cost inflation.

In 2011, our Gulf of Mexico business began to recover due to an increase in the level of permit approvals for deepwater drilling. We remain optimistic about the recovery of activity in the Gulf of Mexico as our customers adapt to new regulations and new permit approvals are issued. In addition, more deepwater rigs are expected to arrive in the Gulf of Mexico over the course of this year. We believe that an increasing pace of permit applications and approvals needs to be sustained in order for the Gulf of Mexico business to recover to activity levels experienced before the Macondo well incident. See “Business Environment and Results of Operations,” Note 6 to the condensed consolidated financial statements, and Part II, Item 1. “Legal Proceedings.”
Outside of North America, revenue and operating income increased in the first quarter of 2012 compared to the first quarter of 2011.We believe competitive pricing internationally will continue throughout 2012. However, we also believe that new international unconventional oil and natural gas projects may contribute to activity improvements this year. Recently, our operations in Egypt have recovered from the turmoil experienced in the first quarter of 2011. Although some minor work has been performed in Libya, we are still awaiting well-defined operational plans from our customers. We do not expect activity levels in Libya to recover to pre-2011 levels until late 2012 or 2013. We continue to believe that international pricing will remain competitive, particularly in regard to larger projects. However, for the remainder of the year, we expect to see gradual activity improvements as new rigs enter the international markets.
We are continuing to execute several key initiatives in 2012. These initiatives involve increasing manufacturing production in the Eastern Hemisphere and reinventing our service delivery platform to lower our delivery costs.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2012 and the year ended December 31, 2011 with cash and equivalents of $2.7 billion. As of March 31, 2012, $460 million of the $2.7 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. We also held $100 million of short-term, United States Treasury securities at March 31, 2012 compared to $150 million at December 31, 2011 included in “Other current assets” on our condensed consolidated balance sheets.
Significant sources of cash
Cash flows from operating activities contributed $734 million to cash in the first quarter of 2012.
During the first quarter of 2012, we sold or redeemed approximately $150 million of short-term marketable securities.
Significant uses of cash
Capital expenditures were $782 million in the first quarter of 2012 and were predominantly made in Halliburton Production Enhancement, Sperry Drilling, Cementing, and Wireline and Perforating. We have also invested additional working capital to support the growth of our business.
During the first quarter of 2012, we purchased $100 million in short-term marketable securities.
We paid $83 million in dividends to our shareholders in the first quarter of 2012.
Future uses of cash. Capital spending for 2012 is expected to range between $3.5 billion to $4.0 billion. The capital expenditures plan for 2012 is primarily directed toward Halliburton Production Enhancement, Sperry Drilling, Cementing, and Wireline and Perforating.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million per quarter during 2012. We also have approximately $1.7 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2012, including $292 million of surety bonds related to Venezuela. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. We have $2.7 billion of cash and equivalents and $100 million in investments in marketable securities as of March 31, 2012 and a total of $2.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, in 2012 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any. However, as discussed above in Note 6 to the condensed consolidated financial statements, there are numerous future developments that may arise as a result of the Macondo well incident that could have a material adverse effect on our liquidity.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industries we serve are highly competitive with many substantial competitors in each segment. In the first quarter of 2012, based upon the location of the services provided and products sold, 56% of our consolidated revenue was from the United States. In the first quarter of 2011, 52% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2012	2011	2011
West Texas Intermediate	$102.88	$93.54	$95.13
United Kingdom Brent	118.49	104.96	111.53

Average United States Natural Gas Prices (dollars per
thousand cubic feet, or Mcf)
Henry Hub	$2.62	$4.29	$4.09

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2012	2011	2011
United States:
Land	1,948	1,690	1,843
Offshore (incl. Gulf of Mexico)	42	26	32
Total	1,990	1,716	1,875
Canada:
Land	591	585	422
Offshore	–	2	1
Total	591	587	423
International (excluding Canada):
Land	879	862	863
Offshore	310	304	304
Total	1,189	1,166	1,167
Worldwide total	3,770	3,469	3,465
Land total	3,418	3,137	3,128
Offshore total	352	332	337

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Natural Gas	2012	2011	2011
United States (incl. Gulf of Mexico):
Oil	1,262	812	984
Natural gas	728	904	891
Total	1,990	1,716	1,875
Canada:
Oil	423	403	282
Natural gas	168	184	141
Total	591	587	423
International (excluding Canada):
Oil	942	912	918
Natural gas	247	254	249
Total	1,189	1,166	1,167
Worldwide total	3,770	3,469	3,465
Oil total	2,627	2,127	2,184
Natural gas total	1,143	1,342	1,281

	Three Months Ended		Year Ended
	March 31		December 31
Drilling Type	2012	2011	2011
United States (incl. Gulf of Mexico):
Horizontal	1,172	978	1,074
Vertical	601	512	571
Directional	217	226	230
Total	1,990	1,716	1,875

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2011 between a low of approximately $75 per barrel to a high of approximately $113 per barrel. During the first quarter of 2012, oil spot prices have remained relatively stable at approximately $100 per barrel, primarily due to geopolitical tension in the Middle East and global economic uncertainty surrounding the European debt crisis. Natural gas prices in the United States, on the other hand, have declined 39% from the first quarter of 2011 due to the resiliency of natural gas production coupled with natural gas  inventory at peak levels and a mild winter. In response, our customers have curtailed natural gas drilling activity. The outlook for world petroleum demand for 2012 remains mixed, with the International Energy Agency’s (IEA) April 2012 “Oil Market Report” continuing to forecast a 1% increase over 2011 levels. In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Depressed natural gas prices can impact our customers’ drilling and production activities, particularly in North America. The decline in natural gas prices compared to the first quarter of 2011 has accelerated the shift from natural gas shale plays to oil and liquids-rich shale plays. Gas directed rig count has fallen by 192 rigs, or 18%, while oil directed rig count has increased by 470 rigs, or 39%. This transition has resulted in additional relocation costs, inefficiencies, and cost inflation, all of which negatively impacted our margins in the first quarter of 2012. In the long run, we believe the shift to oil and liquids-rich shale basins will continue to drive increased service intensity, not only in terms of horsepower required per job, but also in fluid chemistry and other technologies required for these complex reservoirs. Pricing, however, may be tempered as competition increases in these oil and liquids-rich plays.
Deepwater drilling activity in the Gulf of Mexico continues to recover due to an increase in drilling permit approvals. We believe we will see an increase in the level of permit approvals through 2012, leading to additional deepwater rigs arriving in the Gulf of Mexico. Our business in the Gulf of Mexico represented approximately 13% of our North America revenue in the first quarter of 2010 and approximately 6% in the first quarter of 2011 and the first quarter of 2012. In addition, the Gulf of Mexico represented approximately 6% of our consolidated revenue in the first quarter of 2010, approximately 4% in the first quarter of 2011, and approximately 3% in the first quarter of 2012. Over the long term, we do not know the extent to which the Macondo well incident or resulting drilling regulations will impact our revenue and earnings, as they are dependent on, among other things, governmental approvals for permits, our customers’ actions, and the potential movement of deepwater rigs to or from other markets.
International operations
During 2011, operating income outside North America declined primarily due to pricing pressures from over capacity and geopolitical disruptions in North Africa. For the remainder of 2012, however, we anticipate that the industry will experience steady volume increases as macroeconomic trends support a more favorable operator spending outlook and new rigs are scheduled to enter the market. We believe these trends will eventually lead to meaningful absorption of equipment supply. International rig count has improved by 23 rigs, or 2%, since the first quarter of 2011. Despite this increased volume, we continue to believe that international pricing will remain competitive, particularly for larger projects. We also believe that international unconventional oil and natural gas projects will contribute to activity improvements, and we plan to leverage our extensive experience in North America to optimize these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest capital in our international operations.
Venezuela. As of March 31, 2012, our total net investment in Venezuela was approximately $217 million. In addition to this amount, we have $292 million of surety bond guarantees outstanding relating to our Venezuelan operations.

Initiatives
Following is a brief discussion of some of our recent and current initiatives:
-
increasing our market share in the more economic, unconventional plays, mature fields,  and deepwater markets by leveraging our broad technology offerings to provide value to our customers through integrated solutions and the ability to more efficiently drill and complete their wells;

-
exploring opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations;

-
making key investments in technology and capital to accelerate growth opportunities. To that end, we are continuing to push our technology and manufacturing development, as well as our supply chain, closer to our customers in the Eastern Hemisphere;

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. We have launched a global project to improve service delivery that we expect to result in, among other things, additional investments in our systems and significant improvements to our current order-to-cash and purchase-to-pay processes;

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2012 COMPARED TO 2011

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended
REVENUE:	March 31		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$4,290	$3,172	$1,118	35%
Drilling and Evaluation	2,578	2,110	468	22
Total revenue	$6,868	$5,282	$1,586	30%

By geographic region:
Completion and Production:
North America	$3,182	$2,221	$961	43%
Latin America	306	240	66	28
Europe/Africa/CIS	456	401	55	14
Middle East/Asia	346	310	36	12
Total	4,290	3,172	1,118	35
Drilling and Evaluation:
North America	986	761	225	30
Latin America	474	372	102	27
Europe/Africa/CIS	556	510	46	9
Middle East/Asia	562	467	95	20
Total	2,578	2,110	468	22
Total revenue by region:
North America	4,168	2,982	1,186	40
Latin America	780	612	168	27
Europe/Africa/CIS	1,012	911	101	11
Middle East/Asia	908	777	131	17

	Three Months Ended
OPERATING INCOME:	March 31		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$1,036	$660	$376	57%
Drilling and Evaluation	368	230	138	60
Corporate and other	(381)	(76)	(305)	401
Total operating income	$1,023	$814	$209	26%

By geographic region:
Completion and Production:
North America	$871	$614	$257	42%
Latin America	55	36	19	53
Europe/Africa/CIS	57	(26)	83	319
Middle East/Asia	53	36	17	47
Total	1,036	660	376	57
Drilling and Evaluation:
North America	190	118	72	61
Latin America	67	40	27	68
Europe/Africa/CIS	40	22	18	82
Middle East/Asia	71	50	21	42
Total	368	230	138	60
Total operating income by region
(excluding Corporate and other):
North America	1,061	732	329	45
Latin America	122	76	46	61
Europe/Africa/CIS	97	(4)	101	2,525
Middle East/Asia	124	86	38	44

The 30% increase in consolidated revenue in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to increased activity in North America, as the demand for production enhancement and cementing work continued to rise. On a consolidated basis, all product service lines experienced revenue growth from the first quarter of 2011. Revenue outside of North America was 39% of consolidated revenue in the first quarter of 2012 and 44% of consolidated revenue in the first quarter of 2011.
The 26% increase in consolidated operating income during the first quarter of 2012 compared to the first quarter of 2011 was attributable to capacity additions, higher utilization rates, and a more favorable pricing environment for production enhancement and cementing services associated with the activity growth in the more service intensive, unconventional oil and liquids-rich basins in the United States land market. In the first quarter of 2012, Corporate and other expenses were negatively impacted by a $300 million, pre-tax, loss contingency related to the Macondo well incident. In addition, operating income in the first quarter of 2011 was adversely impacted by a $59 million, pre-tax, charge in Libya to reserve for doubtful accounts receivable and inventory.
Following is a discussion of our results of operations by reportable segment.
Completion and Production consolidated revenue increased 35% and North America revenue increased 43% compared to the first quarter of 2011, led by production enhancement and cementing services as higher activity in unconventional basins generally resulted in increased demand for pressure-pumping services. Latin America revenue increased 28%, with Mexico, Brazil, and Venezuela leading higher demand throughout the region, particularly for production enhancement and cementing services. Europe/Africa/CIS revenue increased 14%, led by strong demand for completion tools and cementing services in Nigeria, which was partially offset by lower activity levels in Libya. Middle East/Asia revenue increased 12%, driven by favorable pricing in Oman and higher activity levels in Australia and Indonesia, which were partially offset by lower product sales in China. Revenue outside of North America was 26% of total segment revenue in the first quarter of 2012 and 30% of total segment revenue in the first quarter of 2011.

Completion and Production segment operating income increased 57% compared to the first quarter of 2011, primarily driven by production enhancement and cementing services in the United States land market. The first quarter of 2011 results were negatively impacted by a $36 million, pre-tax, charge in Libya to reserve for doubtful accounts receivable and inventory in the Europe/Africa/CIS region. In North America, operating income grew 42% due to higher activity, improved equipment utilization, and a more favorable pricing environment for production enhancement and cementing services in the United States land market. Latin America operating income increased 53% as a result of higher activity levels in Mexico and increased demand for cementing services and completion tools sales in Brazil. Europe/Africa/CIS operating income increased due to resumption of activities in North Africa, increased demand in Nigeria, and overall improved profitability in Sub-Saharan Africa. The increase in operating income was also attributed to lower operating income in the first quarter of 2011 as a result of the $36 million, pre-tax, charge in Libya to reserve for doubtful accounts receivable and inventory. Middle East /Asia operating income rose 47% due to improved margins in Oman and increased activity levels in Indonesia and Iraq, which more than offset lower completion tools sales in Malaysia and less demand for production enhancement services in Asia.
Drilling and Evaluation revenue increased 22% compared to the first quarter of 2011, with all regions experiencing revenue growth. North America revenue grew 30%, primarily due to higher drilling activity and increased wireline and perforating demand. Latin America revenue rose 27%, driven by higher drilling activity in Brazil, Colombia, and Mexico. Europe/Africa/CIS revenue grew 9% due to higher drilling activity in Angola and East Africa, which were partially offset by weather-related disruptions in the North Sea and lower activity levels in Libya. Middle East/Asia revenue increased 20%, primarily due to increased activity levels in Malaysia, Saudi Arabia, and Iraq, which were partially offset by lower drilling activity in Indonesia. Revenue outside of North America was 62% of total segment revenue in the first quarter of 2012 and 64% of total segment revenue in the first quarter of 2011.
Drilling and Evaluation operating income increased 60% compared to the first quarter of 2011, as profitability improved in all regions. The first quarter of 2011 results were negatively impacted by a $23 million, pre-tax, charge in Libya to reserve for doubtful accounts receivable and inventory in the Europe/Africa/CIS region. North America operating income grew 61%, due to increased demand for fluids and higher drilling and wireline activity throughout the region. Latin America operating income increased 68%, driven by strong demand for testing and subsea services in Brazil and higher drilling activity in Colombia, which more than offset higher costs in Mexico. Europe/Africa/CIS operating income improved because the first quarter of 2011 results were negatively impacted by a $23 million, pre-tax, charge in Libya to reserve for doubtful accounts receivable and inventory. Middle East/Asia operating income rose 42%, primarily due to increased demand for fluids in Saudi Arabia and higher wireline services activity in the Middle East.
Corporate and other expenses increased $305 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a $300 million, pre-tax, loss contingency related to the Macondo well incident that was recorded in the first quarter of 2012.

NONOPERATING ITEMS
Interest expense, net of interest income increased $5 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to the issuance of $1.0 billion senior notes in November 2011.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 6 to the condensed consolidated financial statements, Part II, Item 1, “Legal Proceedings—Environmental,” and Part II, Item 1(a), “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2011.

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Macondo well incident
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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below was previously scheduled to begin in late February 2012 but has now been adjourned as a result of the recently announced settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL as described below. In addition, BP has in the last twelve months settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, whether the court will approve the settlement agreements between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we have recorded a $300 million liability as of March 31, 2012, for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet and in “Cost of services” on the condensed consolidated statement of operations, takes into account recent developments related to the MDL and represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we have determined that we can no longer conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, some of which could occur soon, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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

In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico. The suspension was lifted in October 2010. Later, the Department of the Interior issued new guidance and regulations for drillers that intend to resume deepwater drilling activity and has proposed additional regulations. Despite the fact that the drilling suspension was lifted, the BOEMRE did not issue permits for the resumption of drilling for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations. In the first quarter of 2011, the BOEMRE resumed the issuance of drilling permits, and activity has gradually recovered since that time, although there can be no assurance of future activity levels in the Gulf of Mexico. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”
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

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), who had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of April 24, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses.
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
In March 2011, a third party retained by the BOEMRE to undertake a forensic examination and evaluation of the blowout preventer stack, its components and associated equipment, released a report detailing its findings. The forensic examination report found, among other things, that the blowout preventer stack failed primarily because the blind sheer rams did not fully close and seal the well due to a portion of drill pipe that had become trapped between the blocks and the pipe being outside the cutting surface of the ram blades. The forensic examination report recommended further examination, investigation, and testing, which found that the redundant operating pods of the blowout preventer may not have timely activated the blind shear rams in the automatic mode function due to a depleted battery in one pod and a miswired solenoid in the other pod. We had no part in manufacturing or servicing the blowout preventer stack.

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
The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE’s joint request, has suspended the appeal and has ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
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
At this time we cannot predict the impact of the Investigation Report, the BOEMRE Report, the NAS Report, or the conclusions of future reports of the Chemical Safety Board or others. We also cannot predict whether their investigations or any other report or investigation will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation, whether federal or state and whether criminal or civil.

We intend to continue to cooperate fully with all hearings, investigations, and requests for information relating to the Macondo well incident. We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least nine personal injury lawsuits involving four decedents and at least 21 allegedly injured persons who were on the drilling rig at the time of the incident. Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States, including Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia. Except for certain lawsuits not yet consolidated (including two lawsuits that are proceeding in Louisiana state court, one lawsuit that is proceeding in Texas state court, one lawsuit that is proceeding in Texas federal court, one lawsuit that is proceeding in Florida federal court, and four lawsuits in Florida state court for which we have not been served), the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
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
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases. On February 18, 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in three phases, that was set to begin in late February 2012 but has been adjourned in connection with the settlement between BP and the PSC as described below. The three phases of this portion of the trial are scheduled to cover the liabilities associated with the blowout itself, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the efforts to contain and clean-up the oil that was discharged from the Macondo well. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding. The settlement between BP and the PSC would likely result in a realignment of the parties in the MDL and require substantial changes to the first phase of the trial plan.

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
In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who has an approximate 10% interest in the Macondo well, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. We also understand that BP and M-I Swaco have agreed to dismiss all claims between them.
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

In September 2011, we filed claims in Harris County, Texas against the BP Defendants seeking damages, including lost profits and exemplary damages, and alleging negligence, grossly negligent misrepresentation, defamation, common law libel, slander, and business disparagement. Our claims allege that the BP Defendants knew or should have known about an additional hydrocarbon zone in the well that the BP Defendants failed to disclose to us prior to our designing the cement program for the Macondo well. The location of the hydrocarbon zones is critical information required prior to performing cementing services and is necessary to achieve desired cement placement. We believe that had the BP Defendants disclosed the hydrocarbon zone to us, we would not have proceeded with the cement program unless it was redesigned, which likely would have required a redesign of the production casing. In addition, we believe that the BP Defendants withheld this information from the BP Report and from the various investigations discussed above. In connection with the foregoing, we also moved to amend our claims against the BP Defendants in the MDL proceeding to include fraud. The BP Defendants have denied all of the allegations relating to the additional hydrocarbon zone and filed a motion to prevent us from adding our fraud claim in the MDL. In October 2011, our motion to add the fraud claim against the BP Defendants in the MDL proceeding was denied. The court’s ruling does not, however, prevent us from using the underlying evidence in our pending claims against the BP Defendants.
In December 2011, BP filed a motion for sanctions against us alleging, among other things, that we destroyed evidence relating to post-incident testing of the foam cement slurry on the Deepwater Horizon and requesting adverse findings against us. A magistrate judge in the MDL proceeding denied BP’s motion. BP appealed that ruling, and Judge Barbier affirmed the magistrate judge’s decision.
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including administration costs and plaintiffs’ attorneys’ fees and expenses, and stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. On April 18, 2012, BP and the PSC filed two settlement agreements with the MDL court, one addressing economic claims and one addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. The schedule as proposed would require that any objections to the settlements be filed by the end of August 2012, with fairness hearings to begin in November 2012. BP has also asked the MDL court to continue the adjournment of the MDL trial until after the court determines whether to grant final approval of the settlement agreements. We are continuing to review the settlement agreements and related documents, and are unable to predict at this time the effect that the settlements may have on claims against us.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through March 2012, we have incurred legal fees and related expenses of approximately $100 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
Barracuda-Caratinga arbitration
We provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR informed us that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees. During the third quarter of 2011, the arbitration panel issued an award against KBR in the amount of $201 million. KBR filed a motion to vacate the arbitration award with the United States District Court for the Southern District of New York.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class; we have filed a Petition for Leave to Appeal with the Fifth Circuit. The case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.
Shareholder derivative cases
In May 2009, two shareholder derivative lawsuits involving us and KBR were filed in Harris County, Texas, naming as defendants various current and retired Halliburton directors and officers and current KBR directors. These cases allege that the individual Halliburton defendants violated their fiduciary duties of good faith and loyalty, to our detriment and the detriment of our shareholders, by failing to properly exercise oversight responsibilities and establish adequate internal controls. The District Court consolidated the two cases, and the plaintiffs filed a consolidated petition against only current and former Halliburton directors and officers containing various allegations of wrongdoing including violations of the United States Foreign Corrupt Practices Act (FCPA), claimed KBR offenses while acting as a government contractor in Iraq, claimed KBR offenses and fraud under United States government contracts, Halliburton activity in Iran, and illegal kickbacks. Subsequently, a shareholder made a demand that the Board take remedial action respecting the FCPA claims in the pending lawsuit. Our Board of Directors designated a special committee of certain independent and disinterested directors to oversee the investigation of the allegations made in the lawsuits and shareholder demand. Upon receipt of the special committee’s findings and recommendations, the independent and disinterested members of the Board determined that the shareholder claims were without merit and not otherwise in our best interest to pursue. The Board directed our counsel to report its determinations to the plaintiffs and demanding shareholder.
We have agreed in principle, subject to approval by the court, to settle the consolidated lawsuit. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance policies and agreed to pay the plaintiffs’ legal fees, which are not material.
In February 2011, the same shareholder who had made the demand on our Board of Directors in connection with one of the derivative lawsuits discussed above filed a shareholder derivative lawsuit in Harris County, Texas naming us as a nominal defendant and certain of our directors and officers as defendants. This case alleges that these defendants, among other things, breached fiduciary duties of good faith and loyalty by failing to properly exercise oversight responsibilities and establish adequate internal controls, including controls and procedures related to cement testing and the communication of test results, as they relate to the Macondo well incident. Our Board of Directors designated a special committee of certain independent and disinterested directors to oversee the investigation of the allegations made in the lawsuit and shareholder demand. Upon receipt of the special committee’s findings and recommendations, the independent and disinterested members of the Board determined that the shareholder claims were without merit and not otherwise in our best interest to pursue. The Board directed our counsel to report its determinations to the plaintiffs and demanding shareholder.

We have agreed in principle, subject to approval by the court, to settle this lawsuit. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance and health, safety, and environmental policies and agreed to pay the plaintiffs’ legal fees, which are not material.
Angola Investigations
We are conducting an internal investigation of certain areas of our operations in Angola, focusing on compliance with certain company policies, including our Code of Business Conduct (COBC), and the FCPA and other applicable laws. In December 2010, we received an anonymous e-mail alleging that certain current and former personnel violated our COBC and the FCPA, principally through the use of an Angolan vendor. The e-mail also alleges conflicts of interest, self-dealing, and the failure to act on alleged violations of our COBC and the FCPA. We contacted the DOJ to advise them that we were initiating an internal investigation with the assistance of outside counsel and independent forensic accountants.
During the second half of 2011, we participated in several meetings with the DOJ and the SEC to brief them on the status of our investigation and provided them documents. We are currently responding to a subpoena from the SEC regarding this matter and are producing all relevant documents. We understand that current and former employees have also received subpoenas from the SEC regarding this matter.
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
Between approximately 1965 and 1991, one or more former Halliburton units performed work for the U.S. Department of Defense cleaning solid fuel from missile motor casings at a semi-rural facility on the north side of Duncan, Oklahoma. In addition, from approximately November 1983 through December 1985, a discrete portion of the site was used to conduct a recycling project on stainless steel nuclear fuel rod racks from Omaha Public Power District’s Fort Calhoun Station. We closed the site in coordination with the Oklahoma Department of Environmental Quality (DEQ) in the mid-1990s, but continued to monitor the groundwater at the DEQ’s request. A principal component of the missile fuel was ammonium perchlorate, a salt that is highly soluble in water, which has been discovered in the soil and groundwater on our site and in certain residential water wells near our property. In August 2011, we entered into the DEQ’s Voluntary Cleanup Program and executed a voluntary Memorandum of Agreement and Consent Order for Site Characterization and Risk Based Remediation with the DEQ relating to the remediation of this site.

Commencing in October 2011, a number of lawsuits were filed against us, including a putative class action case in federal court in the Western District of Oklahoma and other lawsuits filed in Oklahoma state courts. The lawsuits generally allege, among other things, that operations at our Duncan facility caused releases of pollutants, including ammonium perchlorate and, in the case of the federal lawsuit, nuclear or radioactive waste, into the groundwater, and that we knew about those releases and did not take corrective actions to address them. It is also alleged that the plaintiffs have suffered from certain health conditions, including hypothyroidism, a condition that has been associated with exposure to perchlorate at sufficiently high doses over time. These cases seek, among other things, damages, including punitive damages, and the establishment of a fund for future medical monitoring. The cases allege, among other things, strict liability, trespass, private nuisance, public nuisance, and negligence and, in the case of the federal lawsuit, violations of the U.S. Resource Conservation and Recovery Act (RCRA), resulting in personal injuries, property damage, and diminution of property value.
The lawsuits generally allege that the cleaning of the missile casings at the Duncan facility contaminated the surrounding soils and groundwater, including certain water wells used in a number of residential homes, through the migration of, among other things, ammonium perchlorate. The federal lawsuit also alleges that our processing of radioactive waste from a nuclear power plant over 25 years ago resulted in the release of “nuclear/radioactive” waste into the environment. In April 2012, the judge in the federal lawsuit dismissed the plaintiffs’ RCRA claim. The other claims brought in that lawsuit remain pending.
We and the DEQ have conducted soil and groundwater sampling relating to the allegations discussed above that has confirmed that the alleged nuclear or radioactive material is confined to the soil in a discrete area of the onsite operations and is not presently believed to be in the groundwater onsite or in any areas offsite. The radiological impacts from this discrete area are not believed to present any health risk for offsite exposure. With respect to ammonium perchlorate, we have made arrangements to supply affected residents with bottled drinking water and, if needed, with a temporary water supply system, at no cost to the residents. We have worked with the City of Duncan and the DEQ to expedite expansion of the city water supply to the relevant areas at our expense.
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of March 31, 2012, we had accrued $32 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established reserves. As of March 31, 2012, those ten sites accounted for approximately $6 million of our $79 million total environmental reserve. For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. The risk factors discussed below update the risk factors previously discussed in our 2011 Annual Report on Form 10-K.

We, among others, have been named as a defendant in numerous lawsuits and there have been numerous investigations relating to the Macondo well incident that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration, an indirect wholly owned subsidiary of BP. There were eleven fatalities and a number of injuries as a result of the Macondo well incident. Crude oil escaping from the Macondo well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast. We performed a variety of services for BP Exploration, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.
We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class-actions, involving pollution damage claims and at least nine personal injury lawsuits involving four decedents and at least 21 allegedly injured persons who were on the drilling rig at the time of the incident. Another six lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Part II, Item 1, “Legal Proceedings.”  Additional lawsuits may be filed against us, including criminal and civil charges under federal and state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
In addition to the claims and lawsuits described above, numerous industry participants, governmental agencies and Congressional committees have investigated or are investigating the cause of the explosion, fire, and resulting oil spill. According to the January 11, 2011 Investigation Report of the National Commission, the “immediate causes” of the incident were the result of a series of missteps, oversights, miscommunications and failures to appreciate risk by BP, Transocean, and us, although the National Commission acknowledged that there were still many things it did not know about the incident, such as the role of the blowout preventer. The National Commission also acknowledged that it may never know the extent to which each mistake or oversight caused the Macondo well incident, but concluded that the immediate cause was “a failure to contain hydrocarbon pressures in the well,” and pointed to three things that could have contained those pressures: “the cement at the bottom of the well, the mud in the well and in the riser, and the blowout preventer.”  In addition, the Investigation Report stated that “primary cement failure was a direct cause of the blowout” and that cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable. The Investigation Report also identified the failure of BP’s and our processes for cement testing and communication failures among BP, Transocean, and us with respect to the difficulty of the cement job as examples of systemic failures by industry management.

In September 2011, the BOEMRE released the BOEMRE Report. A panel of investigators of the BOEMRE identified a number of causes of the Macondo well incident. According to the BOEMRE Report, “a central cause of the blowout was failure of a cement barrier in the production casing string.”  The panel was unable to identify the precise reasons for the failure but concluded that it was likely due to: “(1) swapping of cement and drilling mud in the shoe track (the section of casing near the bottom of the well); (2) contamination of the shoe track cement; or (3) pumping the cement past the target location in the well, leaving the shoe track with little or no cement.” Generally, the panel concluded that the Macondo well incident was the result of, among other things, poor risk management, last-minute changes to drilling plans, failure to observe and respond to critical indicators, and inadequate well control response by the companies and individuals involved.
The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of INCs to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the IBLA. In January 2012, the IBLA, in response to our and the BSEE’s joint request, has suspended the appeal and has ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
Various other investigations have or may be critical of the services we provided on the Deepwater Horizon. In addition, as part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.
Our contract with BP Exploration relating to the Macondo well generally provides for our indemnification by BP Exploration for certain potential claims and expenses relating to the Macondo well incident. BP Exploration, in connection with filing its claims with respect to the MDL proceeding, sought to avoid their indemnity obligations and asked the court to declare that it is not liable to us in contribution, indemnification or otherwise with respect to liabilities arising from the Macondo well incident. Other defendants in the litigation have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident. In January 2012, the court in the MDL proceeding entered an order in response to our and BP’s motions for summary judgment regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we are found to be grossly negligent. The court also held that BP does not owe us indemnity for punitive damages or for civil penalties under the CWA, if any, and that fraud could void the indemnity on public policy grounds. The court in the MDL proceeding deferred ruling on whether our indemnification from BP covers penalties or fines under the Outer Continental Shelf Lands Act, whether our alleged breach of our contract with BP Exploration would invalidate the indemnity, and whether we committed an act that materially increased the risk to or prejudiced the rights of BP so as to invalidate the indemnity.
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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, whether the court will approve the settlement agreement between BP and the PSC, the effect that settlement may  have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we have recorded a $300 million liability as of March 31, 2012, for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet and in “Cost of services” on the condensed consolidated statement of operations, takes into account certain events related to the litigation arising out of the incident and represents a loss contingency that is probable and for which a reasonable estimate of loss or range of loss can be made. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, some of which could occur soon, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are a leading provider of hydraulic fracturing services. Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the Department of Interior is preparing to issue proposed regulations that would apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that could result in requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. These regulations, if adopted, could establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs. At the same time, legislation and/or regulations have been adopted in several states that require additional disclosure regarding chemicals used in the fracturing process but that include protections for proprietary information. Legislation and/or regulations are being considered in other states that could impose further chemical disclosure or other regulatory requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.
We are one of several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena sought information and documents relating to, among other things, natural gas development and hydraulic fracturing. We have provided information in response to the Attorney General’s requests.
The adoption of any future federal, state, or foreign laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our operations are subject to political and economic instability, risk of government actions, and cyber attacks that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
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
For example, due to the unsettled political conditions in many oil-producing countries, our operations, revenue, and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Azerbaijan, Colombia, Indonesia, Kazakhstan, Mexico, Nigeria, Russia, and Venezuela. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our operations are also subject to the risk of cyber attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data, having our business operations interrupted, and increased costs to prevent, respond to, or mitigate cybersecurity attacks. These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2012.

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
	Total Number	Average	Part of Publicly	Shares that may yet
	of Shares	Price Paid	Announced Plans	be Purchased
Period	Purchased (a)	per Share	or Programs	Under the Program (b)
January 1-31	119,407	$34.50	–	$–
February 1-29	14,824	$36.42	–	$–
March 1-31	17,405	$35.48	–	$–
Total	151,636	$34.80	–	$1,731,208,803

(a)
All of the 151,636 shares purchased during the three-month period ended March 31, 2012, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the first quarter of 2012, we did not repurchase shares of our common stock pursuant to that plan. We had authorization remaining to repurchase up to a total of approximately $1.7 billion of our common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Our barite and bentonite mining operations, in support of our fluid services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

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

Date: April 24, 2012