Form 10-Q
period 2012-06-30
HALLIBURTON CO
filed 2012-07-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

As of July 20, 2012, 927,750,281 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2012	2011	2012	2011
Revenue:
Services	$5,670	$4,727	$11,094	$8,918
Product sales	1,564	1,208	3,008	2,299
Total revenue	7,234	5,935	14,102	11,217
Operating costs and expenses:
Cost of services	4,638	3,659	9,171	7,087
Cost of sales	1,328	1,050	2,572	2,020
General and administrative	67	65	135	135
Total operating costs and expenses	6,033	4,774	11,878	9,242
Operating income	1,201	1,161	2,224	1,975
Interest expense, net of interest income of $2, $2, $4, and $3	(80)	(63)	(154)	(132)
Other, net	(17)	(5)	(24)	(9)
Income from continuing operations before income taxes	1,104	1,093	2,046	1,834
Provision for income taxes	(357)	(352)	(661)	(581)
Income from continuing operations	747	741	1,385	1,253
Income (loss) from discontinued operations, net of income tax (provision) benefit of $(3), $1, $2, and $1	(8)	—	(16)	(1)
Net income	$739	$741	$1,369	$1,252
Noncontrolling interest in net income of subsidiaries	(2)	(2)	(5)	(2)
Net income attributable to company	$737	$739	$1,364	$1,250
Amounts attributable to company shareholders:
Income from continuing operations	$745	$739	$1,380	$1,251
Loss from discontinued operations, net	(8)	—	(16)	(1)
Net income attributable to company	$737	$739	$1,364	$1,250
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.81	$0.81	$1.50	$1.37
Loss from discontinued operations, net	(0.01)	—	(0.02)	—
Net income per share	$0.80	$0.81	$1.48	$1.37
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.80	$0.80	$1.49	$1.36
Loss from discontinued operations, net	(0.01)	—	(0.02)	—
Net income per share	$0.79	$0.80	$1.47	$1.36
Cash dividends per share	$0.09	$0.09	$0.18	$0.18
Basic weighted average common shares outstanding	924	916	923	915
Diluted weighted average common shares outstanding	926	921	926	920
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2012	2011	2012	2011
Net income	$739	$741	$1,369	$1,252
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$6	$(1)	$14	$(1)
Other	(1)	2	(2)	4
Other comprehensive income, net of income taxes	5	1	12	3
Comprehensive income	$744	$742	$1,381	$1,255
Comprehensive income attributable to noncontrolling interest	(2)	(2)	(5)	(2)
Comprehensive income attributable to company shareholders	$742	$740	$1,376	$1,253
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,172	$2,698
Receivables (less allowance for bad debts of $117 and $137)	5,674	5,084
Inventories	3,297	2,570
Other current assets	1,391	1,225
Total current assets	12,534	11,577
Property, plant, and equipment, net of accumulated depreciation of $7,514 and $7,096	9,363	8,492
Goodwill	1,986	1,776
Other assets	1,688	1,832
Total assets	$25,571	$23,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,113	$1,826
Accrued employee compensation and benefits	789	862
Other current liabilities	1,538	1,433
Total current liabilities	4,440	4,121
Long-term debt	4,820	4,820
Employee compensation and benefits	512	534
Other liabilities	1,238	986
Total liabilities	11,010	10,461
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,073 shares	2,683	2,683
Paid-in capital in excess of par value	424	455
Accumulated other comprehensive loss	(261)	(273)
Retained earnings	16,077	14,880
Treasury stock, at cost - 147 and 152 shares	(4,383)	(4,547)
Company shareholders’ equity	14,540	13,198
Noncontrolling interest in consolidated subsidiaries	21	18
Total shareholders’ equity	14,561	13,216
Total liabilities and shareholders’ equity	$25,571	$23,677
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$1,369	$1,252
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	791	651
Loss contingency for Macondo well incident	300	—
Other changes:
Inventories	(724)	(290)
Receivables	(602)	(583)
Accounts payable	289	397
Other	(288)	(39)
Total cash flows from operating activities	1,135	1,388
Cash flows from investing activities:
Capital expenditures	(1,651)	(1,423)
Sales of marketable securities	200	701
Purchases of marketable securities	(100)	(501)
Other investing activities	34	(20)
Total cash flows from investing activities	(1,517)	(1,243)
Cash flows from financing activities:
Dividends to shareholders	(167)	(165)
Other financing activities	25	80
Total cash flows from financing activities	(142)	(85)
Effect of exchange rate changes on cash	(2)	(20)
Increase (decrease) in cash and equivalents	(526)	40
Cash and equivalents at beginning of period	2,698	1,398
Cash and equivalents at end of period	$2,172	$1,438
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$146	$136
Income taxes	$897	$536
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2012, the results of our operations for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2012 classifications. The results of operations for the three and six months ended June 30, 2012 may not be indicative of results for the full year.

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

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2012	2011	2012	2011
Revenue:
Completion and Production	$4,460	$3,618	$8,750	$6,790
Drilling and Evaluation	2,774	2,317	5,352	4,427
Total revenue	$7,234	$5,935	$14,102	$11,217
Operating income:
Completion and Production	$914	$918	$1,950	$1,578
Drilling and Evaluation	393	324	761	554
Total operations	1,307	1,242	2,711	2,132
Corporate and other	(106)	(81)	(487)	(157)
Total operating income	$1,201	$1,161	$2,224	$1,975
Interest expense, net of interest income	(80)	(63)	(154)	(132)
Other, net	(17)	(5)	(24)	(9)
Income from continuing operations before income taxes	$1,104	$1,093	$2,046	$1,834

Receivables
As of June 30, 2012, 43% of our gross trade receivables were from customers in the United States. As of December 31, 2011, 45% of our gross trade receivables were from customers in the United States.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $160 million as of both June 30, 2012 and December 31, 2011. If the average cost method had been used, total inventories would have been $42 million higher than reported as of June 30, 2012 and $36 million higher than reported as of December 31, 2011. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2012	December 31, 2011
Finished products and parts	$2,405	$1,801
Raw materials and supplies	773	673
Work in process	119	96
Total	$3,297	$2,570

Finished products and parts are reported net of obsolescence reserves of $110 million as of June 30, 2012 and $108 million as of December 31, 2011.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

Millions of dollars	Total Shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Transactions with shareholders	131	133	(2)
Comprehensive income	1,381	1,376	5
Payments of dividends to shareholders	(167)	(167)	—
Balance at June 30, 2012	$14,561	$14,540	$21

Millions of dollars	Total Shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2010	$10,387	$10,373	$14
Transactions with shareholders	181	181	—
Comprehensive income	1,255	1,253	2
Payments of dividends to shareholders	(165)	(165)	—
Balance at June 30, 2011	$11,658	$11,642	$16

The tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2012 and 2011 are not material.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2012	December 31, 2011
Defined benefit and other postretirement liability adjustments	$(194)	$(208)
Cumulative translation adjustments	(67)	(66)
Unrealized gains on investments	—	1
Total accumulated other comprehensive loss	$(261)	$(273)

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
The tax sharing agreement provides for the calculation and allocation of United States and certain other jurisdiction tax liabilities between us and KBR for the periods 2001 through the date of separation. The tax sharing agreement is complex, and finalization of amounts owed between KBR and us under the tax sharing agreement can occur only after income tax audits are completed by the taxing authorities and both parties have had time to analyze the results.
During the second quarter of 2012, we sent a notice as required by the tax sharing agreement to KBR requesting the appointment of an arbitrator in accordance with the terms of the tax sharing agreement. This request asked the arbitrator to find that KBR owes us $256 million pursuant to the tax sharing agreement. KBR denied that it owes us any amount and asserted instead that we owe KBR certain amounts under the tax sharing agreement. KBR also asserted that they believe the master separation agreement controls this matter and demanded arbitration under that agreement. On July 10, 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate this dispute in accordance with the provisions of the tax sharing agreement, rather than the master separation agreement. No anticipated recovery amounts related to this matter have been recognized in the condensed consolidated financial statements.
Amounts accrued relating to our remaining KBR liabilities are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $215 million as of June 30, 2012 and $201 million as of December 31, 2011. See Note 6 for further discussion of the Barracuda-Caratinga matter.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been delayed to January 2013 in connection with the pending settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL. In addition, BP has settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of June 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the six months ended June 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the Department of Justice (DOJ) was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), The Migratory Bird Treaty Act of 1918 (MBTA), and the Endangered Species Act of 1973 (ESA). As part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.
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

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of July 27, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses.We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 11 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning in January 2013. The initial two phases of this portion of the trial are scheduled to cover issues arising out of the conduct of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, the initiation of the release of hydrocarbons from the Macondo well, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the portion of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Document discovery and depositions among the parties to the MDL are ongoing. It is unclear how the judge will address the DOJ’s civil action for alleged violations of the CWA and the OPA.

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
In April 2011, we filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco, Cameron, Anadarko, MOEX, Weatherford, Dril-Quip, and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence. Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford. We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability, although the court has since issued orders dismissing all claims asserted against Dril-Quip and Weatherford in the MDL and we have dismissed our contractual indemnification claim against M-I Swaco. We filed our answer to Transocean’s Limitation petition denying Transocean’s right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.
Judge Barbier has issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply and therefore dismissed all claims brought under state law causes of action; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims can be brought against both responsible and non-responsible parties under general maritime law. As discussed above, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP Exploration has filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA.
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

In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including administration costs and plaintiffs’ attorneys’ fees and expenses, and stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. In May 2012, the MDL court preliminarily and conditionally certified the classes for both settlements and preliminarily approved the proposed settlements. The MDL court has ordered that any objections to the settlements be filed by the end of August 2012, with hearings on the certification of the classes and fairness of the settlements to begin in November 2012 and with the initial phase of the MDL trial to commence in January 2013. We intend to object to the settlement and take other appropriate actions to protect our interests. We are unable to predict at this time the effect that the settlements may have on claims against us.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 2012, we have incurred legal fees and related expenses of approximately $117 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
Barracuda-Caratinga arbitration
We provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR informed us that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees. During the third quarter of 2011, the arbitration panel issued an award against KBR in the amount of $201 million, which, along with accrued interest, is reflected as a liability in our condensed consolidated financial statements. Costs related to this matter are reflected as discontinued operations in our condensed consolidated financial statements. KBR filed a motion to vacate the arbitration award with the United States District Court for the Southern District of New York, and that motion is pending. See Note 5 for additional information regarding the KBR indemnification as well as an unrelated dispute with KBR related to the allocation of certain tax liabilities.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of June 30, 2012, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
We have agreed in principle, subject to approval by the court, to settle the consolidated lawsuit and the process for seeking that approval is now underway. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance policies and agreed to pay the plaintiffs’ legal fees. As of June 30, 2012, we have accrued for the plaintiffs’ legal fees, which are not material.
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
We have agreed in principle, subject to approval by the court, to settle this lawsuit and the process for seeking that approval is now underway. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance and health, safety, and environmental policies and agreed to pay the plaintiffs’ legal fees. As of June 30, 2012, we have accrued for the plaintiffs’ legal fees, which are not material.
Investigations
We are conducting internal investigations of certain areas of our operations in Angola and Iraq, focusing on compliance with certain company policies, including our Code of Business Conduct (COBC), and the FCPA and other applicable laws.

In December 2010, we received an anonymous e-mail alleging that certain current and former personnel violated our COBC and the FCPA, principally through the use of an Angolan vendor. The e-mail also alleges conflicts of interest, self-dealing, and the failure to act on alleged violations of our COBC and the FCPA. We contacted the DOJ to advise them that we were initiating an internal investigation.
Since the third quarter of 2011, we have been participating in meetings with the DOJ and the SEC to brief them on the status of our investigation and have been producing documents to them both voluntarily and as a result of SEC subpoenas to the company and certain of our current and former officers and employees.
During the second quarter of 2012, in connection with a meeting with the DOJ and the SEC regarding the above investigation, we advised the DOJ and the SEC that we were initiating unrelated, internal investigations into payments made to a third-party agent relating to certain customs matters in Angola and to third-party agents relating to certain customs and visa matters in Iraq.
We expect to continue to have discussions with the DOJ and the SEC regarding the Angola and Iraq matters described above and have indicated that we would further update them as our investigations progress. We have engaged outside counsel and independent forensic accountants to assist us with the investigations. We intend to continue to cooperate with the DOJ's and the SEC's inquiries and requests in these investigations. Because these investigations are ongoing, we cannot predict their outcome or the consequences thereof.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $75 million as of June 30, 2012 and $81 million as of December 31, 2011. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Between approximately 1965 and 1991, one or more former Halliburton units performed work (as a contractor or subcontractor) for the U.S. Department of Defense cleaning solid fuel from missile motor casings at a semi-rural facility on the north side of Duncan, Oklahoma. In addition, from approximately November 1983 through December 1985, a discrete portion of the site was used to conduct a recycling project on stainless steel nuclear fuel rod racks from Omaha Public Power District’s Fort Calhoun Station. We closed the site in coordination with the Oklahoma Department of Environmental Quality (DEQ) in the mid-1990s, but continued to monitor the groundwater at the DEQ’s request. A principal component of the missile fuel was ammonium perchlorate, a salt that is highly soluble in water, which has been discovered in the soil and groundwater on our site and in certain residential water wells near our property. In August 2011, we entered into the DEQ’s Voluntary Cleanup Program and executed a voluntary Memorandum of Agreement and Consent Order for Site Characterization and Risk Based Remediation with the DEQ relating to the remediation of this site.

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
To date, soil and groundwater sampling relating to the allegations discussed above has confirmed that the alleged nuclear or radioactive material is confined to the soil in a discrete area of the onsite operations and is not presently believed to be in the groundwater onsite or in any areas offsite. The radiological impacts from this discrete area are not believed to present any health risk for offsite exposure. With respect to ammonium perchlorate, we have made arrangements to supply affected residents with bottled drinking water and, if needed, with access to temporary public water supply lines, at no cost to the residents. We have worked with the City of Duncan and the DEQ to expedite expansion of the city water supply to the relevant areas at our expense.
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of June 30, 2012, we had accrued $29 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established reserves. As of June 30, 2012, those 10 sites accounted for approximately $6 million of our $75 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2012, including $284 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2012	2011	2012	2011
Basic weighted average common shares outstanding	924	916	923	915
Dilutive effect of employee stock plans	2	5	3	5
Diluted weighted average common shares outstanding	926	921	926	920

Excluded from the computation of diluted income per share are options to purchase ten million and seven million shares of common stock that were outstanding during the three and six months ended June 30, 2012 and two million and one million shares that were outstanding during the three and six months ended June 30, 2011. These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8. Fair Value of Financial Instruments
At June 30, 2012, we held $50 million of non-cash equivalents in United States Treasury securities with maturities that extend through July 2012 classified as short-term marketable securities. These securities are accounted for as available-for-sale and recorded at fair value, based on quoted market prices. The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments. We have no financial instruments measured at fair value using unobservable inputs.
The fair value of our long-term debt was $6.3 billion as of June 30, 2012 and $6.2 billion as of December 31, 2011, which differs from the carrying amount of $4.8 billion as of both June 30, 2012 and December 31, 2011, on our condensed consolidated balance sheets. The fair value of our long-term debt was calculated using either quoted market prices or significant observable inputs for similar liabilities for the respective periods.
We hold a series of interest rate swaps relating to two of our debt instruments with a total notional amount of $1.0 billion at a weighted-average, LIBOR-based, floating rate of 3.5% as of June 30, 2012. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, settlement terms, and counterparty credit risk, that are observable in the market or can be derived from or corroborated by observable data. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At June 30, 2012, we had fixed rate debt aggregating $3.8 billion and variable rate debt aggregating $1.0 billion, after taking into account the effects of the interest rate swaps. The fair value of our interest rate swaps was not material as of June 30, 2012.

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have significant manufacturing operations in various locations, including, but not limited to, the United States, Canada, the United Kingdom, Malaysia, Mexico, Brazil, and Singapore. With over 70,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first half of 2012, we produced revenue of $14.1 billion and operating income of $2.2 billion, reflecting an operating margin of approximately 16%. Revenue increased $2.9 billion, or 26%, from the first half of 2011, while operating income increased $249 million, or 13%. These results were attributable to higher drilling activity in the oil and liquids-rich basins in North America, as well as increased activity in all our international regions, compared to the first half of 2011. The first half of 2012 results, however, were moderated by escalating costs associated with guar gum, a blending additive used in our hydraulic fracturing processes, decreasing activity in natural gas basins, and pricing pressure in certain basins in North America due to an over-supply of hydraulic fracturing equipment. The first half of 2012 results included a $300 million, pre-tax, loss contingency for the Macondo well incident. The first half of 2011 results were negatively impacted by an $11 million, pre-tax, charge for employee separation costs in the Eastern Hemisphere and a $59 million, pre-tax, charge in Libya, primarily related to reserves for certain assets.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase in the long term driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East. Furthermore, development of new resources is expected to be more complex resulting in increasing service intensity.
In North America, the industry is experiencing a shift from natural gas shale plays to oil and liquids-rich shale plays due to low natural gas prices resulting from continued strong natural gas production despite peak natural gas storage levels. We believe we will continue to see a modest reduction in natural gas drilling over the remainder of the year as operators optimize their budgets by focusing on basins with better economics. While oil and liquids-rich drilling has mostly offset the decline in the first half of 2012, we believe the recent volatility in oil prices and softness in natural gas liquids prices may prompt certain customers to adopt a more cautious tone for the remainder of 2012. We anticipate near-term pricing pressure for our production enhancement services in certain markets and continued cost inflation related to guar gum.
Our Gulf of Mexico business continues to recover due to an increase in the level of permit approvals for deepwater drilling. We remain optimistic about the recovery of activity in the Gulf of Mexico as our customers adapt to new regulations and new permit approvals are issued. In addition, more deepwater rigs are expected to arrive in the Gulf of Mexico over the course of this year. We believe that an increasing pace of permit applications and approvals needs to be sustained in order for the Gulf of Mexico business to recover to activity levels experienced before the Macondo well incident. See “Business Environment and Results of Operations.”

Outside of North America, revenue and operating income increased in the first half of 2012 compared to the first half of 2011.We believe competitive pricing for large, long-term international projects will continue throughout 2012. However, for the remainder of the year, we expect to see gradual activity improvements as new rigs, particularly in deepwater, enter the international markets. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements this year. Recently, our operations in Egypt have recovered from the turmoil experienced in the first quarter of 2011. Although some minor work has been performed in Libya, we are still awaiting well-defined operational plans from our customers. We do not expect activity levels in Libya to recover to pre-2011 levels until late 2012 or 2013.
We are continuing to execute several key initiatives in 2012. These initiatives include increasing manufacturing production in the Eastern Hemisphere and reinventing our service delivery platform to lower our delivery costs.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity, and capital resources
The global financial markets continue to be somewhat volatile. While this has created additional risks for our business, we believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations. For additional information, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2012 and the year ended December 31, 2011 with cash and equivalents of $2.2 billion and $2.7 billion. As of June 30, 2012, approximately $416 million of the $2.2 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. We also held $50 million of short-term, United States Treasury securities at June 30, 2012 compared to $150 million at December 31, 2011 included in “Other current assets” on our condensed consolidated balance sheets.
Significant sources of cash
Cash flows from operating activities contributed $1.1 billion to cash in the first half of 2012.
During the first half of 2012, we sold or redeemed approximately $200 million of short-term marketable securities.
Significant uses of cash
Capital expenditures were $1.7 billion in the first half of 2012, and were predominantly made in Halliburton Production Enhancement, Sperry Drilling, Cementing, and Wireline and Perforating. We have also invested additional working capital to support the growth of our business.
During the first six months of 2012, inventories increased by $727 million, primarily because we procured a large reserve of guar gum when market prices were relatively high. See further discussion in "North America operations."
We paid $167 million in dividends to our shareholders in the first half of 2012.
During the first half of 2012, we purchased $100 million in short-term marketable securities.
Future uses of cash. Capital spending for 2012 is expected to range between $3.6 billion to $3.8 billion. The capital expenditures plan for 2012 is primarily directed toward Halliburton Production Enhancement, Sperry Drilling, Cementing, and Wireline and Perforating.
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
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2012, including $284 million of surety bonds related to Venezuela. See "Business Environment and Results of Operations - International Operations" for further discussion related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. We have $2.2 billion of cash and equivalents and $50 million in investments in marketable securities as of June 30, 2012 and a total of $2.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, in 2012 can be fully funded through cash from operations.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industries we serve are highly competitive with many substantial competitors in each segment. In the first half of 2012, based upon the location of the services provided and products sold, 56% of our consolidated revenue was from the United States. In the first half of 2011, 54% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	June 30		December 31
Average Oil Prices (dollars per barrel)	2012	2011	2011
West Texas Intermediate	$93.73	$102.61	$95.13
United Kingdom Brent	108.92	117.78	111.53

Average United States Natural Gas Prices (dollars per thousand cubic feet, or Mcf)
Henry Hub	$2.26	$4.38	$4.09

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2012	2011	2012	2011
United States:
Land	1,924	1,798	1,936	1,744
Offshore (incl. Gulf of Mexico)	46	32	44	29
Total	1,970	1,830	1,980	1,773
Canada:
Land	171	187	381	386
Offshore	2	1	2	1
Total	173	188	383	387
International (excluding Canada):
Land	923	847	901	854
Offshore	306	299	308	302
Total	1,229	1,146	1,209	1,156
Worldwide total	3,372	3,164	3,572	3,316
Land total	3,018	2,832	3,218	2,984
Offshore total	354	332	354	332

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2012	2011	2012	2011
United States (incl. Gulf of Mexico):
Oil	1,372	946	1,317	879
Natural gas	598	884	663	894
Total	1,970	1,830	1,980	1,773
Canada:
Oil	118	114	271	258
Natural gas	55	74	112	129
Total	173	188	383	387
International (excluding Canada):
Oil	980	894	961	902
Natural gas	249	252	248	254
Total	1,229	1,146	1,209	1,156
Worldwide total	3,372	3,164	3,572	3,316
Oil total	2,470	1,954	2,549	2,039
Natural gas total	902	1,210	1,023	1,277

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2012	2011	2012	2011
United States (incl. Gulf of Mexico):
Horizontal	1,169	1,039	1,170	1,009
Vertical	569	561	585	538
Directional	232	230	225	226
Total	1,970	1,830	1,980	1,773

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2011 between a low of approximately $75 per barrel to a high of approximately $113 per barrel. Brent oil spot prices fluctuated between a low of approximately $94 per barrel to a high of approximately $127 per barrel during this same period. During the first half of 2012, WTI and Brent oil spot prices averaged approximately $98 and $113 per barrel, respectively, consistent with prices experienced in the first half of 2011. Significant decreases, however, have occurred in the second quarter of 2012 as geopolitical tension in the Middle East, global economic uncertainty surrounding the European debt crisis, and the threat of a slowdown in the Chinese economy have impacted demand. The outlook for world petroleum demand for the remainder of 2012 remains mixed, with the International Energy Agency’s July 2012 “Oil Market Report” continuing to forecast 2012 demand to increase approximately 1% over 2011 levels.
Natural gas prices in the United States have declined approximately 45% from the first half of 2011 due to the resiliency of natural gas production coupled with natural gas inventories above five-year historical levels. In response, our customers have curtailed natural gas drilling activity. Despite recent improvement in spot prices, we believe that downward pressure on natural gas prices will continue through the summer injection season. The United States Energy Information Administration's July 2012 “Short Term Energy Outlook” forecast a continued shift in electricity generation from coal to natural gas, but we foresee significant price constraints in the near-term as natural gas competes as a fuel source in the power generation market.
In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Depressed natural gas prices can impact our customers’ drilling and production activities, particularly in North America. The decline in natural gas prices compared to the first half of 2011 has accelerated the shift from natural gas shale plays to oil and liquids-rich shale plays. For the first half of 2012, the average natural gas directed rig count fell by 248 rigs, or 24%, from the first half of 2011, while the average oil directed rig count has increased by 460 rigs, or 41%, over the same period. This transition has resulted in additional relocation costs and inefficiencies, which negatively impacted our margins in the first half of 2012. Increased costs for certain raw materials, particularly for guar gum, also adversely affected our margins in the second quarter of 2012. The seasonal Canadian spring break-up, a period when road conditions hinder the movement of heavy equipment, had a negative impact on our results in the second quarter of 2012 due to the growth we have experienced in this market in recent years. We anticipate that this market will recover in the second half of the year as road conditions improve. In the long run, we believe the shift to oil and liquids-rich shale basins will continue to drive increased service intensity, but also in fluid chemistry and other technologies required for these complex reservoirs. Production enhancement pricing, however, may be challenging as competition increases in these oil and liquids-rich plays and our contracts come up for renewal.
In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico. The suspension was lifted in October 2010, but permits were not issued for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations. In the first quarter of 2011, the issuance of drilling permits resumed. Deepwater drilling activity in the Gulf of Mexico continues to recover due to an increase in drilling permit approvals. We believe we will see an increase in the level of permit approvals through the remainder of 2012, leading to additional deepwater rigs arriving in the Gulf of Mexico. Over the long term, our results in the Gulf of Mexico are dependent on, among other things, governmental approvals for permits, our customers’ actions, and the potential movement of deepwater rigs to or from other markets.
International operations
In 2011, pricing pressures from over capacity and geopolitical disruptions in North Africa had a negative impact on international operating income. In the second half of 2012 and into 2013, we continue to anticipate that the industry will experience steady volume increases as macroeconomic trends support a more favorable operator spending outlook and new rigs are scheduled to enter the market. We believe these trends will eventually lead to meaningful absorption of equipment supply. The average international rig count has improved by 53 rigs, or 5%, since the first half of 2011. Despite this increased volume, we continue to believe that international pricing will remain competitive, particularly for larger projects. We also believe that international unconventional oil and natural gas and deepwater projects will contribute to activity improvements, and we plan to leverage our extensive experience in North America to optimize these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest capital in our international operations.
Venezuela. As of June 30, 2012, our total net investment in Venezuela was approximately $247 million. In addition to this amount, we have $284 million of surety bond guarantees outstanding relating to our Venezuelan operations.

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

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. We are deploying a global project to improve service delivery that we expect to result in, among other things, additional investments in our systems and significant improvements to our current order-to-cash and purchase-to-pay processes;

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2012 COMPARED TO 2011

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$4,460	$3,618	$842	23%
Drilling and Evaluation	2,774	2,317	457	20
Total revenue	$7,234	$5,935	$1,299	22%

By geographic region:
Completion and Production:
North America	$3,167	$2,588	$579	22%
Latin America	340	268	72	27
Europe/Africa/CIS	551	415	136	33
Middle East/Asia	402	347	55	16
Total	4,460	3,618	842	23
Drilling and Evaluation:
North America	973	857	116	14
Latin America	539	419	120	29
Europe/Africa/CIS	605	554	51	9
Middle East/Asia	657	487	170	35
Total	2,774	2,317	457	20
Total revenue by region:
North America	4,140	3,445	695	20
Latin America	879	687	192	28
Europe/Africa/CIS	1,156	969	187	19
Middle East/Asia	1,059	834	225	27

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$914	$918	$(4)	—%
Drilling and Evaluation	393	324	69	21
Corporate and other	(106)	(81)	(25)	31
Total operating income	$1,201	$1,161	$40	3%

By geographic region:
Completion and Production:
North America	$691	$827	$(136)	(16)%
Latin America	54	29	25	86
Europe/Africa/CIS	95	15	80	533
Middle East/Asia	74	47	27	57
Total	914	918	(4)	—
Drilling and Evaluation:
North America	166	170	(4)	(2)
Latin America	84	52	32	62
Europe/Africa/CIS	64	53	11	21
Middle East/Asia	79	49	30	61
Total	393	324	69	21
Total operating income by region
(excluding Corporate and other):
North America	857	997	(140)	(14)
Latin America	138	81	57	70
Europe/Africa/CIS	159	68	91	134
Middle East/Asia	153	96	57	59

The 22% increase in consolidated revenue in the second quarter of 2012 compared to the second quarter of 2011 was primarily attributable to increased activity in the United States, as the demand for production enhancement, completion tools, and cementing work continued to rise. On a consolidated basis, all product service lines experienced revenue growth from the second quarter of 2011. Revenue outside of North America was 43% of consolidated revenue in the second quarter of 2012 and 42% of consolidated revenue in the second quarter of 2011.
The 3% increase in consolidated operating income during the second quarter of 2012 compared to the second quarter of 2011 was driven by strong international results, particularly in the Europe/Africa/CIS region, which were offset by rising costs and pricing pressure for production enhancement services in the more service intensive, unconventional oil and liquids-rich basins in the United States land market. Operating income in the second quarter of 2011 was adversely impacted by $11 million, pre-tax, of employee separation costs in the Eastern Hemisphere.
Following is a discussion of our results of operations by reportable segment.
Completion and Production consolidated revenue increased 23% and North America revenue increased 22% compared to the second quarter of 2011, led by production enhancement services as higher activity in unconventional basins generally resulted in increased demand for pressure-pumping services. Latin America revenue grew 27%, with higher demand for production enhancement services in Mexico and cementing services in Brazil. Europe/Africa/CIS revenue increased 33%, driven by strong demand for completion tools and pressure-pumping services in Angola, additional work in Mozambique, and higher cementing activity in Norway. Middle East/Asia revenue grew 16%, driven by higher activity levels in Oman, Australia, and Southeast Asia, which were partially offset by lower product sales in China. Revenue outside of North America was 29% of total segment revenue in the second quarter of 2012 and 28% of total segment revenue in the second quarter of 2011.

Completion and Production segment operating income was essentially flat compared to the second quarter of 2011, as increased costs and price erosion for production enhancement services in the United States land market were offset by higher demand for cementing services and completion tools worldwide. The second quarter of 2011 results were negatively impacted by $6 million, pre-tax, of employee separation costs in the Eastern Hemisphere. In North America, operating income decreased 16% compared to the second quarter of 2011 due to increased costs, particularly for guar gum, and pricing pressure in production enhancement services in the United States land market. Latin America operating income grew 86% as a result of increased demand for production enhancement services in Mexico and cementing services in Brazil, as well as higher activity levels in Venezuela. Europe/Africa/CIS operating income improved by $80 million due to higher activity levels in Nigeria and the Caspian, as well as additional completion tools sales in Angola. Middle East/Asia operating income increased 57% due to cost controls in Iraq, higher cementing activity in Oman, and increased completion tools activity in Southeast Asia.
Drilling and Evaluation revenue increased 20% compared to the second quarter of 2011, with all regions experiencing revenue growth. North America revenue increased 14%, primarily due to higher drilling fluids demand in the United States. Latin America revenue was up 29%, driven by higher activity in Brazil, Mexico, and Colombia. Europe/Africa/CIS revenue increased 9% due to higher activity levels in Tanzania, direct sales in Poland, and increased demand for drilling services in Angola. Middle East/Asia revenue grew 35%, primarily due to increased activity levels in Malaysia, Iraq, and China and direct sales in Saudi Arabia, which were partially offset by lower drilling activity in Indonesia. Revenue outside of North America was 65% of total segment revenue in the second quarter of 2012 and 63% of total segment revenue in the second quarter of 2011.
Drilling and Evaluation operating income increased 21% compared to the second quarter of 2011, as profitability improved in all international regions. The second quarter of 2011 results were negatively impacted by $5 million, pre-tax, of employee separation costs in the Eastern Hemisphere. North America operating income was essentially flat, as increases in drill bit services were offset by increased costs in the United States land market. Latin America operating income improved 62%, driven by strong demand for testing and subsea services in Brazil, higher activity levels in Colombia and Venezuela. Europe/Africa/CIS operating income increased 21% as a result of higher activity in Nigeria and the Caspian region, which more than offset increased costs in Norway. Middle East/Asia operating income grew 61%, primarily due to increased wireline activity in Saudi Arabia and higher product sales and cost reductions in China.
Corporate and other expenses increased $25 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to higher legal costs and additional expenses associated with strategic investments in our operating model and creating competitive advantage by repositioning our technology, supply chain, and manufacturing infrastructure.

NONOPERATING ITEMS
Interest expense, net of interest income increased $17 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the issuance of $1.0 billion senior notes in November 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$8,750	$6,790	$1,960	29%
Drilling and Evaluation	5,352	4,427	925	21
Total revenue	$14,102	$11,217	$2,885	26%

By geographic region:
Completion and Production:
North America	$6,349	$4,809	$1,540	32%
Latin America	646	508	138	27
Europe/Africa/CIS	1,007	816	191	23
Middle East/Asia	748	657	91	14
Total	8,750	6,790	1,960	29
Drilling and Evaluation:
North America	1,959	1,618	341	21
Latin America	1,013	791	222	28
Europe/Africa/CIS	1,161	1,064	97	9
Middle East/Asia	1,219	954	265	28
Total	5,352	4,427	925	21
Total revenue by region:
North America	8,308	6,427	1,881	29
Latin America	1,659	1,299	360	28
Europe/Africa/CIS	2,168	1,880	288	15
Middle East/Asia	1,967	1,611	356	22

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$1,950	$1,578	$372	24%
Drilling and Evaluation	761	554	207	37
Corporate and other	(487)	(157)	(330)	210
Total operating income	$2,224	$1,975	$249	13%

By geographic region:
Completion and Production:
North America	$1,562	$1,441	$121	8%
Latin America	109	65	44	68
Europe/Africa/CIS	152	(11)	163	1,482
Middle East/Asia	127	83	44	53
Total	1,950	1,578	372	24
Drilling and Evaluation:
North America	356	288	68	24
Latin America	151	92	59	64
Europe/Africa/CIS	104	75	29	39
Middle East/Asia	150	99	51	52
Total	761	554	207	37
Total operating income by region
(excluding Corporate and other):
North America	1,918	1,729	189	11
Latin America	260	157	103	66
Europe/Africa/CIS	256	64	192	300
Middle East/Asia	277	182	95	52

The 26% increase in consolidated revenue in the first six months of 2012 compared to the first six months of 2011 was due to higher activity across all regions, especially increased demand for Completion and Production services and drilling activity in the United States. Revenue outside North America was 41% of consolidated revenue in the first six months of 2012 and 43% of consolidated revenue in the first six months of 2011.
The 13% increase in consolidated operating income in the first six months of 2012 compared to the first six months of 2011 was primarily due to improved Completion and Production activities in Europe/Africa/CIS and North America regions, partially offset by the impact of cost inflation for guar gum and pricing pressures for production enhancement services in North America. Operating income in the first six months of 2011 was adversely impacted by $11 million, pre-tax, of employee separation costs in the Eastern Hemisphere during the second quarter of 2011 and a $59 million, pre-tax, charge in Libya, to reserve for certain doubtful accounts receivable and inventory during the first quarter of 2011.
Completion and Production revenue increased by 29% driven by North America revenue growth of 32% compared to the first six months of 2011. The activity increase in North America was led by production enhancement services in United States land resulting from higher activity in unconventional basins. Latin America revenue grew 27% due to increased activity across Mexico and Venezuela as well as additional cementing work in Brazil. Europe/Africa/CIS revenue increased 23% due to higher activity in the region, especially completion tools in Angola, cementing in Norway and Mozambique, and all services in Nigeria. Middle East/Asia revenue grew 14%, with higher demand for cementing in Oman and Australia, higher completion tools activities in Indonesia and Brunei, and increased Boots & Coots services in India and Saudi Arabia. Revenue outside North America was 27% of total segment revenue in the first six months of 2012 and 29% of total segment revenue in the first six months of 2011.

Completion and Production operating income increased 24% compared to the first six months of 2011. This increase reflected higher profitability in all our regions, especially in the Europe/Africa/CIS region. North America operating income increased 8% due to higher cementing and completion tools activity in the United States, which was partially offset by pricing pressures in production enhancement and cost inflation for guar gum in the United States land market. Latin America operating income grew 68%, primarily due to a combination of higher cementing activity in Brazil and lower cementing costs in Argentina, as well as increased production enhancement services in Mexico. Europe/Africa/CIS operating income increased $163 million, primarily due to increased activity for all services in Nigeria and the North Sea, in addition to recovery in North Africa after activity disruptions in the first quarter of 2011. Middle East/Asia operating income grew 53% due to higher cementing activity in Oman, increased Boots & Coots services in Iraq, and higher completion tools sales in Indonesia and Brunei.
Drilling and Evaluation revenue increased 21% compared to the first six months of 2011 as fluids and wireline activity improved across all regions, most significantly in North America. North America revenue increased 21% on substantial fluids and wireline activity increases in the United States and increased drilling services in Canada. Latin America revenue grew 28% as a result of increased demand for all services in Brazil and Colombia and most services in Mexico, Ecuador, and Venezuela. Europe/Africa/CIS revenue increased 9% due to higher fluids and drilling activity in Angola and Tanzania and direct sales in Poland, which were partially offset by reduced activity in the North Sea. Middle East/Asia revenue grew 28% due to direct sales in Saudi Arabia, higher fluids and drilling activity in Malaysia, and increased activity in Iraq, partially offset by reduced drilling services in Indonesia. Revenue outside North America was 63% of total segment revenue in the first six months of 2012 and 2011.
Drilling and Evaluation operating income increased 37% compared to the first six months of 2011 due to higher profitability in all our regions, particularly in the Western Hemisphere. North America operating income increased 24% due to higher fluids and wireline services, as well as increased wireline profitability in Canada. Latin America operating income grew 64%, primarily due to higher fluids and testing activity in Brazil and increased drilling services in Colombia, Ecuador, and Venezuela, which were partially offset by reduced consulting services and higher costs in Mexico. Europe/Africa/CIS region operating income increased 39%, primarily due to higher drilling activity in Nigeria, Angola, and Tanzania and the recovery of first quarter 2011 disruptions in North Africa, which were partially offset by a decrease in activity and profitability in Norway. Middle East/Asia operating income grew 52% mainly due to increased fluids and wireline activity in Saudi Arabia and direct sales in China, partially offset by losses in Iraq and lower drilling activity in Indonesia.
Corporate and other expenses were $487 million in the first six months of 2012 compared to $157 million in the first six months of 2011. The increase was primarily due to a $300 million, pre-tax, loss contingency related to the Macondo well incident that was recorded in the first quarter of 2012. The remaining increase is due to higher legal costs and additional expenses associated with strategic investments in our operating model and creating competitive advantage by repositioning our technology, supply chain, and manufacturing infrastructure.

NONOPERATING ITEMS
Interest expense, net of interest income increased $22 million in the first six months of 2012 compared to the first six months of 2011 primarily due to the issuance of $1.0 billion senior notes in November 2011.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been delayed to January 2013 in connection with the pending settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL. In addition, BP has settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of June 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the six months ended June 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the Department of Justice (DOJ) was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), The Migratory Bird Treaty Act of 1918 (MBTA), and the Endangered Species Act of 1973 (ESA). As part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.

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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of July 27, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 11 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated , the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.

Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. Although the Limitation Action is not consolidated in the MDL, to this point the judge is effectively treating the two proceedings as associated cases. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning in January 2013. The initial two phases of this portion of the trial are scheduled to cover issues arising out of the conduct of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, the initiation of the release of hydrocarbons from the Macondo well, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the portion of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Document discovery and depositions among the parties to the MDL are ongoing. It is unclear how the judge will address the DOJ’s civil action for alleged violations of the CWA and the OPA.
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
In April 2011, we filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco, Cameron, Anadarko, MOEX, Weatherford, Dril-Quip, and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence. Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford. We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability, although the court has since issued orders dismissing all claims asserted against Dril-Quip and Weatherford in the MDL and we have dismissed our contractual indemnification claim against M-I Swaco. We filed our answer to Transocean’s Limitation petition denying Transocean’s right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.

Judge Barbier has issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply and therefore dismissed all claims brought under state law causes of action; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims can be brought against both responsible and non-responsible parties under general maritime law. As discussed above, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP Exploration has filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA.
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
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including administration costs and plaintiffs’ attorneys’ fees and expenses, and stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. In May 2012, the MDL court preliminarily and conditionally certified the classes for both settlements and preliminarily approved the proposed settlements. The MDL court has ordered that any objections to the settlements be filed by the end of August 2012, with hearings on the certification of the classes and fairness of the settlements to begin in November 2012 and with the initial phase of the MDL trial to commence in January 2013. We intend to object to the settlement and take other appropriate actions to protect our interests. We are unable to predict at this time the effect that the settlements may have on claims against us.
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

In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 2012, we have incurred legal fees and related expenses of approximately $117 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
Barracuda-Caratinga arbitration
We provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR informed us that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys’ fees. During the third quarter of 2011, the arbitration panel issued an award against KBR in the amount of $201 million. KBR filed a motion to vacate the arbitration award with the United States District Court for the Southern District of New York, and that motion is pending.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.

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
We have agreed in principle, subject to approval by the court, to settle the consolidated lawsuit and the process for seeking that approval is now underway. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance policies and agreed to pay the plaintiffs’ legal fees, which are not material.
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
We have agreed in principle, subject to approval by the court, to settle this lawsuit and the process for seeking that approval is now underway. Under the terms of the proposed settlement, we have agreed to implement certain changes to our corporate governance and health, safety, and environmental policies and agreed to pay the plaintiffs’ legal fees, which are not material.
Investigations
We are conducting internal investigations of certain areas of our operations in Angola and Iraq, focusing on compliance with certain company policies, including our Code of Business Conduct (COBC), and the FCPA and other applicable laws.
In December 2010, we received an anonymous e-mail alleging that certain current and former personnel violated our COBC and the FCPA, principally through the use of an Angolan vendor. The e-mail also alleges conflicts of interest, self-dealing, and the failure to act on alleged violations of our COBC and the FCPA. We contacted the DOJ to advise them that we were initiating an internal investigation.
Since the third quarter of 2011, we have been participating in meetings with the DOJ and the SEC to brief them on the status of our investigation and have been producing documents to them both voluntarily and as a result of SEC subpoenas to the company and certain of our current and former officers and employees.
During the second quarter of 2012, in connection with a meeting with the DOJ and the SEC regarding the above investigation, we advised the DOJ and the SEC that we were initiating unrelated, internal investigations into payments made to a third-party agent relating to certain customs matters in Angola and to third-party agents relating to certain customs and visa matters in Iraq.
We expect to continue to have discussions with the DOJ and the SEC regarding the Angola and Iraq matters described above and have indicated that we would further update them as our investigations progress. We have engaged outside counsel and independent forensic accountants to assist us with the investigations. We intend to continue to cooperate with the DOJ's and the SEC's inquiries and requests in these investigations. Because these investigations are ongoing, we cannot predict their outcome or the consequences thereof.

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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.
Between approximately 1965 and 1991, one or more former Halliburton units performed work (as a contractor or subcontractor) for the U.S. Department of Defense cleaning solid fuel from missile motor casings at a semi-rural facility on the north side of Duncan, Oklahoma. In addition, from approximately November 1983 through December 1985, a discrete portion of the site was used to conduct a recycling project on stainless steel nuclear fuel rod racks from Omaha Public Power District’s Fort Calhoun Station. We closed the site in coordination with the Oklahoma Department of Environmental Quality (DEQ) in the mid-1990s, but continued to monitor the groundwater at the DEQ’s request. A principal component of the missile fuel was ammonium perchlorate, a salt that is highly soluble in water, which has been discovered in the soil and groundwater on our site and in certain residential water wells near our property. In August 2011, we entered into the DEQ’s Voluntary Cleanup Program and executed a voluntary Memorandum of Agreement and Consent Order for Site Characterization and Risk Based Remediation with the DEQ relating to the remediation of this site.
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
To date, soil and groundwater sampling relating to the allegations discussed above has confirmed that the alleged nuclear or radioactive material is confined to the soil in a discrete area of the onsite operations and is not presently believed to be in the groundwater onsite or in any areas offsite. The radiological impacts from this discrete area are not believed to present any health risk for offsite exposure. With respect to ammonium perchlorate, we have made arrangements to supply affected residents with bottled drinking water and, if needed, with access to temporary public water supply lines, at no cost to the residents. We have worked with the City of Duncan and the DEQ to expedite expansion of the city water supply to the relevant areas at our expense.

The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of June 30, 2012, we had accrued $29 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established reserves. As of June 30, 2012, those 10 sites accounted for approximately $6 million of our $75 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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
We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class-actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 11 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Part II, Item 1, “Legal Proceedings.” Additional lawsuits may be filed against us, including criminal and civil charges under federal and state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
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
Various other investigations have or may be critical of the services we provided on the Deepwater Horizon. In addition, as part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.
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

We are currently unable to fully estimate the impact the Macondo well incident will have on us. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012, for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of June 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the six months ended June 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of loss or range of loss can be made. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	100,907	$33.41	—	$—
May 1 - 31	543,084	$30.78	—	$—
June 1 - 30	8,622	$30.09	—	$—
Total	652,613	$31.18	—	$1,731,208,803

(a)
All of the 652,613 shares purchased during the three months ended June 30, 2012, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the second quarter of 2012, we did not repurchase shares of our common stock pursuant to that plan. We had authorization remaining to repurchase up to a total of approximately $1.7 billion of our common stock.

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

Item 5. Other Information
None.

Item 6. Exhibits

	10.1	Halliburton Company Stock and Incentive Plan, as amended and restated effective February 16, 2012
		(incorporated by reference to Appendix B of Halliburton's proxy statement filed April 3, 2012, File
		No. 1-3492).
	10.2	Form of Non-Employee Director Restricted Stock Unit Agreement (Director Plan) (incorporated by
		reference to Exhibit 99.8 of Halliburton's Form S-8 filed June 22, 2012, Registration No. 333-182284).
	10.3	Form of Non-Employee Director Restricted Stock Unit Agreement (Stock and Incentive Plan)
		(incorporated by reference to Exhibit 99.9 of Halliburton's Form S-8 filed June 22, 2012, Registration
		No. 333-182284).
*	10.4	Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company.
*	10.5	Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective as of
		May 16, 2012.
*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Evelyn M. Angelle
Mark A. McCollum	Evelyn M. Angelle
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 27, 2012