Form 10-Q
period 2012-09-30
HALLIBURTON CO
filed 2012-10-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

As of October 19, 2012, 927,986,840 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2012	2011	2012	2011
Revenue:
Services	$5,521	$5,246	$16,615	$14,164
Product sales	1,590	1,302	4,598	3,601
Total revenue	7,111	6,548	21,213	17,765
Operating costs and expenses:
Cost of services	4,751	4,030	13,922	11,117
Cost of sales	1,339	1,107	3,911	3,127
General and administrative	67	79	202	214
Total operating costs and expenses	6,157	5,216	18,035	14,458
Operating income	954	1,332	3,178	3,307
Interest expense, net of interest income of $1, $1, $5, and $4	(71)	(62)	(225)	(194)
Other, net	(6)	(9)	(30)	(18)
Income from continuing operations before income taxes	877	1,261	2,923	3,095
Provision for income taxes	(267)	(411)	(928)	(992)
Income from continuing operations	610	850	1,995	2,103
Loss from discontinued operations, net of income tax (provision) benefit of $1, $(19), $2, and $(18)	(6)	(165)	(22)	(166)
Net income	$604	$685	$1,973	$1,937
Noncontrolling interest in net income of subsidiaries	(2)	(2)	(7)	(4)
Net income attributable to company	$602	$683	$1,966	$1,933
Amounts attributable to company shareholders:
Income from continuing operations	$608	$848	$1,988	$2,099
Loss from discontinued operations, net	(6)	(165)	(22)	(166)
Net income attributable to company	$602	$683	$1,966	$1,933
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.66	$0.92	$2.15	$2.29
Loss from discontinued operations, net	(0.01)	(0.18)	(0.02)	(0.18)
Net income per share	$0.65	$0.74	$2.13	$2.11
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.65	$0.92	$2.14	$2.28
Loss from discontinued operations, net	—	(0.18)	(0.02)	(0.18)
Net income per share	$0.65	$0.74	$2.12	$2.10
Cash dividends per share	$0.09	$0.09	$0.27	$0.27
Basic weighted average common shares outstanding	928	920	925	917
Diluted weighted average common shares outstanding	930	925	927	922
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2012	2011	2012	2011
Net income	$604	$685	$1,973	$1,937
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$1	$1	$15	$—
Other	(2)	(4)	(4)	—
Other comprehensive income (loss), net of income taxes	(1)	(3)	11	—
Comprehensive income	$603	$682	$1,984	$1,937
Comprehensive loss attributable to noncontrolling interest	(2)	(2)	(7)	(4)
Comprehensive income attributable to company shareholders	$601	$680	$1,977	$1,933
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,032	$2,698
Receivables (less allowance for bad debts of $121 and $137)	5,870	5,084
Inventories	3,539	2,570
Other current assets	1,325	1,225
Total current assets	12,766	11,577
Property, plant, and equipment, net of accumulated depreciation of $7,727 and $7,096	9,678	8,492
Goodwill	2,075	1,776
Other assets	1,793	1,832
Total assets	$26,312	$23,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,136	$1,826
Accrued employee compensation and benefits	827	862
Other current liabilities	1,635	1,433
Total current liabilities	4,598	4,121
Long-term debt	4,820	4,820
Employee compensation and benefits	524	534
Other liabilities	1,179	986
Total liabilities	11,121	10,461
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,073 shares	2,682	2,683
Paid-in capital in excess of par value	455	455
Accumulated other comprehensive loss	(262)	(273)
Retained earnings	16,596	14,880
Treasury stock, at cost - 145 and 152 shares	(4,303)	(4,547)
Company shareholders’ equity	15,168	13,198
Noncontrolling interest in consolidated subsidiaries	23	18
Total shareholders’ equity	15,191	13,216
Total liabilities and shareholders’ equity	$26,312	$23,677
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$1,973	$1,937
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	1,197	991
Loss contingency for Macondo well incident	300	—
Loss from discontinued operations, net	22	166
Other changes:
Inventories	(968)	(468)
Receivables	(776)	(988)
Accounts payable	297	598
Other	(132)	130
Total cash flows from operating activities	1,913	2,366
Cash flows from investing activities:
Capital expenditures	(2,519)	(2,164)
Sales of investment securities	250	751
Purchases of investment securities	(171)	(501)
Other investing activities	(18)	36
Total cash flows from investing activities	(2,458)	(1,878)
Cash flows from financing activities:
Dividends to shareholders	(250)	(247)
Other financing activities	132	159
Total cash flows from financing activities	(118)	(88)
Effect of exchange rate changes on cash	(3)	(23)
Increase (decrease) in cash and equivalents	(666)	377
Cash and equivalents at beginning of period	2,698	1,398
Cash and equivalents at end of period	$2,032	$1,775
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$269	$260
Income taxes	$1,032	$871
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2012, the results of our operations for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2012 classifications. The results of operations for the three and nine months ended September 30, 2012 may not be indicative of results for the full year.

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

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2012	2011	2012	2011
Revenue:
Completion and Production	$4,293	$4,025	$13,043	$10,815
Drilling and Evaluation	2,818	2,523	8,170	6,950
Total revenue	$7,111	$6,548	$21,213	$17,765
Operating income:
Completion and Production	$591	$1,068	$2,541	$2,646
Drilling and Evaluation	430	369	1,191	923
Total operations	1,021	1,437	3,732	3,569
Corporate and other	(67)	(105)	(554)	(262)
Total operating income	$954	$1,332	$3,178	$3,307
Interest expense, net of interest income	(71)	(62)	(225)	(194)
Other, net	(6)	(9)	(30)	(18)
Income from continuing operations before income taxes	$877	$1,261	$2,923	$3,095

Receivables
As of September 30, 2012, 40% of our gross trade receivables were from customers in the United States. As of December 31, 2011, 45% of our gross trade receivables were from customers in the United States.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $165 million as of September 30, 2012 and $160 million as of December 31, 2011. If the average cost method had been used, total inventories would have been $40 million higher than reported as of September 30, 2012 and $36 million higher than reported as of December 31, 2011. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2012	December 31, 2011
Finished products and parts	$2,564	$1,801
Raw materials and supplies	831	673
Work in process	144	96
Total	$3,539	$2,570

Finished products and parts are reported net of obsolescence reserves of $113 million as of September 30, 2012 and $108 million as of December 31, 2011.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity.

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Transactions with shareholders	241	243	(2)
Comprehensive income	1,984	1,977	7
Payments of dividends to shareholders	(250)	(250)	—
Balance at September 30, 2012	$15,191	$15,168	$23

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2010	$10,387	$10,373	$14
Transactions with shareholders	299	299	—
Comprehensive income	1,937	1,933	4
Payments of dividends to shareholders	(247)	(247)	—
Balance at September 30, 2011	$12,376	$12,358	$18

The tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2012 and 2011 are not material.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2012	December 31, 2011
Defined benefit and other postretirement liability adjustments	$(193)	$(208)
Cumulative translation adjustments	(70)	(66)
Unrealized gains on investments	1	1
Total accumulated other comprehensive loss	$(262)	$(273)

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. In addition, we recorded a liability reflecting the estimated fair value of the indemnities provided to KBR as described below. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Loss from discontinued operations, net of income tax (provision) benefit.”
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
Amounts accrued relating to our remaining KBR liabilities are primarily included in “Other liabilities” on the condensed consolidated balance sheets and totaled $219 million as of September 30, 2012 and $201 million as of December 31, 2011. See Note 6 for further discussion of the Barracuda-Caratinga matter.
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
During the second quarter of 2012, we sent a notice as required by the Tax Sharing Agreement to KBR requesting the appointment of an arbitrator in accordance with the terms of the Tax Sharing Agreement. This request asked the arbitrator to find that KBR owes us $256 million pursuant to the Tax Sharing Agreement. KBR denied that it owes us any amount and asserted instead that we owe KBR certain amounts under the Tax Sharing Agreement. KBR also asserted that they believe the Master Separation Agreement controls this matter and demanded arbitration under that agreement. On July 10, 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate this dispute in accordance with the provisions of the Tax Sharing Agreement, rather than the Master Separation Agreement. KBR filed a cross-motion seeking to compel arbitration under the Master Separation Agreement. In September 2012, the court denied our motion and granted KBR's motion to compel arbitration under the Master Separation Agreement. We have filed a notice of appeal, which is pending. No anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been delayed to January 2013 in connection with the pending settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL. In addition, BP has settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of September 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the nine months ended September 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) (formerly known as the Minerals Management Service (MMS) and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management (BOEM)), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations are discussed below. In addition, the U.S. Chemical Safety and Hazard Investigation Board (Chemical Safety Board) is conducting an investigation to examine the root causes of the accidental release of hydrocarbons from the Macondo well, including an examination of key technical factors, the safety cultures involved, and the effectiveness of relevant laws, regulations, and industry standards.
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the Department of Justice (DOJ) was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), The Migratory Bird Treaty Act of 1918 (MBTA), and the Endangered Species Act of 1973 (ESA). As part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling and the retention thereof, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.

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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of October 23, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.

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
The Investigation Report also identified two general root causes of the Macondo well incident: systemic failures by industry management, which the National Commission labeled “the most significant failure at Macondo”; and failures in governmental and regulatory oversight. The National Commission cited examples of failures by industry management such as BP’s lack of controls to adequately identify or address risks arising from changes to well design and procedures, the failure of BP’s and our processes for cement testing, communication failures among BP, Transocean, and us, including with respect to the difficulty of our cement job, Transocean’s failure to adequately communicate lessons from a recent near-blowout, and the lack of processes to adequately assess the risk of decisions in relation to the time and cost those decisions would save. With respect to failures of governmental and regulatory oversight, the National Commission concluded that applicable drilling regulations were inadequate, in part because of a lack of resources and political support of the MMS, and a lack of expertise and training of MMS personnel to enforce regulations that were in effect.
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
The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE’s joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
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
In July 2012, the Chemical Safety Board released certain conclusions and preliminary findings that companies like Transocean and BP, trade associations, and United States regulators largely judged the safety of offshore facilities by focusing on personal injury and fatality data which overshadowed the use of leading indicators more focused on managing the potential for catastrophic incidents. The Chemical Safety Board has announced that its final report is expected to be completed in early 2013.
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
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning in January 2013. The initial two phases of this portion of the trial are scheduled to cover issues arising out of the conduct of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, the initiation of the release of hydrocarbons from the Macondo well, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
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

In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who had an approximate 10% interest in the Macondo well at the time of the incident, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. Also, BP and M-I Swaco have dismissed all claims between them.
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

In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including payments to claimants who opt out of the settlement, administration costs, and plaintiffs’ attorneys’ fees and expenses, and has stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. In May 2012, the MDL court preliminarily and conditionally certified the classes for both settlements and preliminarily approved the proposed settlements. The MDL court has ordered the hearings on the certification of the classes and fairness of the settlements to begin on November 12, 2012, with the initial phase of the MDL trial to commence in January 2013. We have objected to the settlement on the grounds set forth above, among other reasons. We are unable to predict at this time the effect that the settlements may have on claims against us.
In October 2012, the MDL court issued an order dismissing three types of plaintiff claims: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. The MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under OPA.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through September 2012, we have incurred legal fees and related expenses of approximately $140 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
Barracuda-Caratinga arbitration
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In early January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of September 30, 2012, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
We agreed to settle the consolidated lawsuit, and the court has approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our condensed consolidated financial statements, and we are in the process of implementing certain changes to our corporate governance policies.

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
We agreed to settle this lawsuit, and the court has approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our condensed consolidated financial statements, and we are in the process of implementing certain changes to our corporate governance and health, safety, and environmental policies.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $72 million as of September 30, 2012 and $81 million as of December 31, 2011. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

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
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of September 30, 2012, we had accrued $26 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established reserves. As of September 30, 2012, those nine sites accounted for approximately $6 million of our $72 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2012, including $273 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2012	2011	2012	2011
Basic weighted average common shares outstanding	928	920	925	917
Dilutive effect of employee stock plans	2	5	2	5
Diluted weighted average common shares outstanding	930	925	927	922

Excluded from the computation of diluted income per share are options to purchase seven million shares of common stock that were outstanding during both the three and nine months ended September 30, 2012 and four million and one million shares that were outstanding during the three and nine months ended September 30, 2011. These options were outstanding during these periods but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments. We have no financial instruments measured at fair value using unobservable inputs.
The fair value of our long-term debt was $6.5 billion as of September 30, 2012 and $6.2 billion as of December 31, 2011, which differs from the carrying amount of $4.8 billion as of both September 30, 2012 and December 31, 2011, on our condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, $3.8 billion and $3.6 billion of the fair value of our long-term debt were calculated using quoted prices in active markets for identical liabilities (Level 1). As of September 30, 2012 and December 31, 2011, $2.7 billion and $2.6 billion of the fair value of our long-term debt were calculated using significant observable inputs for similar liabilities (Level 2).
We hold a series of interest rate swaps relating to two of our debt instruments with a total notional amount of $1.0 billion at a weighted-average, LIBOR-based, floating rate of 3.4% as of September 30, 2012. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, settlement terms, and counterparty credit risk, that are observable in the market or can be derived from or corroborated by observable data (Level 2). These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At September 30, 2012, we had fixed rate debt aggregating $3.8 billion and variable rate debt aggregating $1.0 billion, after taking into account the effects of the interest rate swaps. The fair value of our interest rate swaps was not material as of September 30, 2012.

Note 9. Accounting Standards Recently Adopted
In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. We have elected to early adopt this update to be effective for the interim reporting period beginning July 1, 2012. The adoption of this update did not have a material impact on our condensed consolidated financial statements.
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
Financial results
During the first nine months of 2012, we produced revenue of $21.2 billion and operating income of $3.2 billion, reflecting an operating margin of approximately 15%. Revenue increased $3.4 billion, or 19%, from the first nine months of 2011, while operating income decreased $129 million, or 4%. The increase in revenue was attributable to higher drilling activity in the oil and liquids-rich basins in North America, as well as increased activity in all our international regions, compared to the first nine months of 2011. The decrease in operating income in the first nine months of 2012 was primarily attributable to escalating costs associated with guar gum, a blending additive used in our hydraulic fracturing processes, decreasing activity in natural gas basins, and pricing pressure in certain basins in North America due to an over-supply of hydraulic fracturing equipment. The first nine months of 2012 results were negatively impacted by a $300 million, pre-tax, loss contingency for the Macondo well incident included in Corporate and other expense along with a $48 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition which is reflected in our North America and Latin America Completion and Production segment results, partially offset by a $20 million, pre-tax, gain recorded in Corporate and other expense related to the settlement of a patent infringement lawsuit. The first nine months of 2011 results were negatively impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in our Europe/Africa/CIS region, an $11 million, pre-tax, charge for employee separation costs in the Eastern Hemisphere and a $59 million, pre-tax, charge in Libya, primarily related to reserves for certain assets.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase in the long term driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East. Furthermore, development of new resources is expected to be more complex, resulting in increasing service intensity.
In North America, the industry is experiencing an activity shift from natural gas plays to oil and liquids-rich basins due to low natural gas prices resulting from continued strong natural gas production. We believe this shift will continue in the near term as operators optimize their budgets by focusing on basins with better economics. While oil and liquids-rich drilling has helped to offset the decline in natural gas drilling in the first nine months of 2012, we believe that some of our customers will curtail activity to operate within their budgetary constraints for the remainder of the year and will take significantly more holiday downtime in the fourth quarter. We anticipate near-term pricing pressure for our production enhancement services and currently intend to direct less capital toward the pressure pumping market in 2013.
Our Gulf of Mexico business has recovered to levels experienced before the Macondo incident due to an increase in the level of permit approvals for deepwater drilling. We remain optimistic about the increased expansion of activity in the Gulf of Mexico as our customers adapt to new regulations and new permit approvals are issued. In addition, more deepwater rigs are expected to arrive in the Gulf of Mexico over the remainder of this year and in 2013 which will provide us with further growth opportunities.

Outside of North America, revenue and operating income increased in the first nine months of 2012 compared to the first nine months of 2011. We expect to see gradual activity and pricing improvements in those international markets where we anticipate the addition of deepwater rigs and those in which we have made strategic investments in capital and technologies. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements into 2013.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2012 and the year ended December 31, 2011 with cash and equivalents of $2.0 billion and $2.7 billion. As of September 30, 2012, approximately $395 million of the $2.0 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. At September 30, 2012, we also held $71 million in fixed income investments, which are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. We held $150 million of short-term, United States Treasury securities at December 31, 2011 included in "Other current assets" in our condensed consolidated balance sheets.
Significant sources of cash
Cash flows from operating activities contributed $1.9 billion to cash in the first nine months of 2012.
During the first nine months of 2012, we sold approximately $250 million of investment securities.
Significant uses of cash
Capital expenditures were $2.5 billion in the first nine months of 2012, and were predominantly made in Halliburton Production Enhancement, Sperry Drilling, Cementing, and Wireline and Perforating. We have also invested additional working capital to support the growth of our business.
During the first nine months of 2012, inventories increased by $969 million, primarily because we procured a large reserve of guar gum in the second quarter when market prices were relatively high. See further discussion in "Business Environment and Results of Operations - North America operations."
We paid $250 million in dividends to our shareholders in the first nine months of 2012.
During the first nine months of 2012, we purchased $171 million of investment securities.
Future uses of cash. Capital spending for 2012 is expected to range between $3.4 billion and $3.5 billion. The capital expenditures plan for 2012 is primarily directed toward Halliburton Production Enhancement, Cementing, Wireline and Perforating, and Sperry Drilling.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Subject to Board of Directors approval, we expect to pay dividends of approximately $80 million during the fourth quarter of 2012. We also have approximately $1.7 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2012, including $273 million of surety bonds related to Venezuela. See "Business Environment and Results of Operations - International operations" for further discussion related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. As of September 30, 2012, we had $2.0 billion of cash and equivalents, $71 million in fixed income investments, and a total of $2.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, in 2012 can be fully funded through cash from operations.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industries we serve are highly competitive with many substantial competitors in each segment. In the first nine months of both 2012 and 2011, based upon the location of the services provided and products sold, 55% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2012	2011	2011
West Texas Intermediate	$91.49	$90.37	$95.13
United Kingdom Brent	108.80	113.98	111.53

Average United States Natural Gas Prices (dollars per thousand cubic feet, or Mcf)
Henry Hub	$2.85	$4.28	$4.09

The quarterly and year-to-date average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2012	2011	2012	2011
United States:
Land	1,855	1,911	1,909	1,800
Offshore (incl. Gulf of Mexico)	50	34	46	30
Total	1,905	1,945	1,955	1,830
Canada:
Land	324	442	362	404
Offshore	1	1	1	2
Total	325	443	363	406
International (excluding Canada):
Land	966	859	923	856
Offshore	293	310	303	304
Total	1,259	1,169	1,226	1,160
Worldwide total	3,489	3,557	3,544	3,396
Land total	3,145	3,212	3,194	3,060
Offshore total	344	345	350	336

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2012	2011	2012	2011
United States (incl. Gulf of Mexico):
Oil	1,419	1,048	1,351	935
Natural gas	486	897	604	895
Total	1,905	1,945	1,955	1,830
Canada:
Oil	241	305	261	274
Natural gas	84	138	102	132
Total	325	443	363	406
International (excluding Canada):
Oil	1,006	924	976	910
Natural gas	253	245	250	250
Total	1,259	1,169	1,226	1,160
Worldwide total	3,489	3,557	3,544	3,396
Oil total	2,666	2,277	2,588	2,119
Natural gas total	823	1,280	956	1,277

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2012	2011	2012	2011
United States (incl. Gulf of Mexico):
Horizontal	1,153	1,114	1,164	1,042
Vertical	531	590	567	557
Directional	221	241	224	231
Total	1,905	1,945	1,955	1,830

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2011 between a low of approximately $75 per barrel to a high of approximately $113 per barrel. Brent oil spot prices fluctuated between a low of approximately $94 per barrel to a high of approximately $127 per barrel during this same period. During the first nine months of 2012, WTI and Brent oil spot prices averaged approximately $96 and $112 per barrel, consistent with prices experienced in the first nine months of 2011. Prices have remained somewhat volatile as geopolitical tension in the Middle East, global economic uncertainty surrounding the European debt crisis, and slower growth expectations in China and Brazil have impacted demand. The outlook for world petroleum demand for the remainder of 2012 remains mixed, with the International Energy Agency’s September 2012 “Oil Market Report” continuing to forecast 2012 demand to increase approximately 1% over 2011 levels.
Natural gas prices in the United States have declined approximately 40% from the first nine months of 2011 due to the resiliency of natural gas production coupled with natural gas inventories above five-year historical levels. In response, our customers have curtailed natural gas drilling activity. The United States Energy Information Administration's October 2012 “Short Term Energy Outlook” forecast a continued shift in electricity generation from coal to natural gas, but we foresee significant price constraints in the near-term as natural gas competes as a fuel source in the power generation market.
In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Across the North America market, we have seen customers curtail spending and believe they will continue to decrease activity to operate within their stated budgets for the remainder of 2012. Depressed natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first nine months of 2012, the average natural gas directed rig count fell by 321 rigs, or 31%, from the first nine months of 2011, while the average oil directed rig count has increased by 403 rigs, or 33%, over the same period. The curtailment of natural gas activity along with the influx of stimulation equipment into the industry have resulted in overcapacity and pricing pressure for hydraulic fracturing services, which we expect to persist through early 2013. In addition, our higher priced guar inventory continues to negatively impact our margins for our Production Enhancement services, and we expect our guar cost to remain at similar high levels for the remainder of 2012 as we continue to work through our inventory. In Canada, the rebound in rig activity from spring break-up was significantly less than expected. We expect activity levels in Canada to remain subdued in the fourth quarter. In the long run, however, we believe the shift to unconventional oil, liquids-rich, and natural gas basins in North America will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will have beneficial implications to our operations.
In May 2010, the United States Department of the Interior effectively suspended all offshore deepwater drilling projects in the United States Gulf of Mexico in response to the Macondo incident. The suspension was lifted in October 2010, but permits were not issued for an extended period of time, and we experienced a significant reduction in our Gulf of Mexico operations. In the first quarter of 2011, the issuance of drilling permits resumed and deepwater drilling activity in the Gulf of Mexico has currently reached levels experienced before the Macondo incident. In some cases, the timing of certain of our customers' projects was disrupted during the third quarter of 2012 due to Hurricane Issac. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
In the first nine months of 2012 the industry experienced steady volume increases, with average international rig count improving by 6% since the first nine months of 2011. These volume increases have led to meaningful absorption of equipment supply and we are now seeing opportunities for price improvements in select geographies. While activity increases may continue into 2013, we anticipate that they will remain steady as we believe that operator spending outlook will be impacted by ongoing macroeconomic concerns. We also believe that international unconventional oil and natural gas and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.
Venezuela. As of September 30, 2012, our total net investment in Venezuela was approximately $300 million, including net monetary assets of $77 million denominated in Bolívar Fuerte. In addition to these amounts, we have $273 million of surety bond guarantees outstanding relating to our Venezuelan operations. Our operations in Venezuela will be impacted by future fluctuations in the value of the Bolívar Fuerte, including a potential devaluation. For additional information, see Part II, Item 1(a), “Risk Factors” in this Form 10-Q and Part I, Item 1(a) in our 2011 Annual Report on Form 10-K.

Initiatives
Following is a brief discussion of some of our recent and current initiatives:

-
focusing on unconventional plays, mature fields, and deepwater markets by leveraging our broad technology offerings to provide value to our customers through integrated solutions and the ability to more efficiently drill and complete their wells;

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

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by using our scale and breadth of operations; and
-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2012 COMPARED TO 2011

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$4,293	$4,025	$268	7%
Drilling and Evaluation	2,818	2,523	295	12
Total revenue	$7,111	$6,548	$563	9%

By geographic region:
Completion and Production:
North America	$2,978	$2,950	$28	1%
Latin America	373	297	76	26
Europe/Africa/CIS	523	433	90	21
Middle East/Asia	419	345	74	21
Total	4,293	4,025	268	7
Drilling and Evaluation:
North America	965	926	39	4
Latin America	579	509	70	14
Europe/Africa/CIS	605	558	47	8
Middle East/Asia	669	530	139	26
Total	2,818	2,523	295	12
Total revenue by region:
North America	3,943	3,876	67	2
Latin America	952	806	146	18
Europe/Africa/CIS	1,128	991	137	14
Middle East/Asia	1,088	875	213	24

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$591	$1,068	$(477)	(45)%
Drilling and Evaluation	430	369	61	17
Corporate and other	(67)	(105)	38	(36)
Total operating income	$954	$1,332	$(378)	(28)%

By geographic region:
Completion and Production:
North America	$383	$960	$(577)	(60)%
Latin America	40	43	(3)	(7)
Europe/Africa/CIS	88	15	73	487
Middle East/Asia	80	50	30	60
Total	591	1,068	(477)	(45)
Drilling and Evaluation:
North America	174	175	(1)	(1)
Latin America	106	94	12	13
Europe/Africa/CIS	63	51	12	24
Middle East/Asia	87	49	38	78
Total	430	369	61	17
Total operating income by region
(excluding Corporate and other):
North America	557	1,135	(578)	(51)
Latin America	146	137	9	7
Europe/Africa/CIS	151	66	85	129
Middle East/Asia	167	99	68	69

The 9% increase in consolidated revenue in the third quarter of 2012 compared to the third quarter of 2011 was primarily attributable to increased activity in all three of our international regions, with Latin America and Middle East/Asia setting company revenue records for these regions. On a consolidated basis, nearly all product service lines experienced revenue growth from the third quarter of 2011. Revenue outside of North America was 45% of consolidated revenue in the third quarter of 2012 and 41% of consolidated revenue in the third quarter of 2011.
The 28% decrease in consolidated operating income during the third quarter of 2012 compared to the third quarter of 2011 was primarily due to pricing pressure and rising costs, particularly of guar, for production enhancement services in the United States land market. Operating income in the third quarter of 2012 was impacted by a $48 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition which is reflected in our North America and Latin America Completion and Production segment results. Additionally, a $20 million, pre-tax, gain was recorded in Corporate and other expense related to the settlement of a patent infringement lawsuit. Operating income in the third quarter of 2011 was adversely impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in the Europe/Africa/CIS region.

Following is a discussion of our results of operations by reportable segment.
Completion and Production consolidated revenue increased 7% compared to the third quarter of 2011 due to strong revenue growth in our international regions. North America revenue was essentially flat compared to the third quarter of 2011, as pricing pressure for production enhancement services partially offset increased demand for completion tools and cementing services and additional revenues from the Multi-Chem and Artificial Lift acquisitions. Latin America revenue improved 26%, due to higher demand for production enhancement services in Mexico and increased activity in Venezuela. Europe/Africa/CIS revenue increased 21%, driven by strong demand for completion tools across the region and higher cementing and stimulation activity in Africa. Middle East/Asia revenue also improved 21%, primarily due to higher activity levels in Australia, Malaysia, and Oman, which more than offset lower completion tools sales in Indonesia. Revenue outside of North America was 31% of total segment revenue in the third quarter of 2012 and 27% of total segment revenue in the third quarter of 2011.
Completion and Production segment operating income decreased 45%, and North America operating income decreased 60% compared to the third quarter of 2011 due to price erosion and higher costs, particularly for guar, for production enhancement services in the United States land market. Also, in North America, the third quarter of 2012 results were impacted by a $40 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition. Latin America operating income declined 7% as improved profitability for production enhancement services in Mexico was more than offset by higher costs in Argentina and an $8 million, pre-tax, charge related to the earn-out adjustment. Europe/Africa/CIS operating income improved by $73 million partially due to higher activity levels in Nigeria, Russia, and Kazakhstan. The third quarter of 2011 results were impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in our Europe/Africa/CIS region. Middle East/Asia operating income increased 60% due to cost controls in Iraq, higher activity levels in Oman, and increased demand for production enhancement services in Australia.
Drilling and Evaluation revenue increased 12% compared to the third quarter of 2011, with revenue growth seen across all product service lines. North America revenue increased 4%, primarily due to higher drilling fluids demand in the United States Gulf of Mexico. Latin America revenue was up 14%, driven by higher activity in Mexico, Brazil, and Venezuela. Europe/Africa/CIS revenue increased 8% due to higher activity levels in the North Sea and sub-Saharan Africa, which more than offset lower activity in Algeria. Middle East/Asia revenue improved 26%, primarily due to increased activity levels in Iraq, Saudi Arabia, and Malaysia. Revenue outside of North America was 66% of total segment revenue in the third quarter of 2012 and 63% of total segment revenue in the third quarter of 2011.
Drilling and Evaluation operating income increased 17% compared to the third quarter of 2011, as profitability improved in all international regions. North America operating income was essentially flat, as increases in drill bit services were offset by increased costs in the United States land market. Latin America operating income improved 13%, driven by higher activity levels in Mexico and Venezuela, which more than offset lower activity levels in Argentina. Europe/Africa/CIS operating income increased 24% as a result of increased demand for drilling services in Angola and Tanzania, which more than offset lower fluids demand in Angola and Algeria. Middle East/Asia operating income improved 78%, driven by increased direct sales in China, higher drilling activity in Malaysia, and additional wireline work in Saudi Arabia.
Corporate and other expenses decreased $38 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a $20 million, pre-tax, gain related to the settlement of a patent infringement lawsuit.

NONOPERATING ITEMS
Interest expense, net of interest income increased $9 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to the issuance of $1.0 billion senior notes in November 2011.
Loss from discontinued operations, net in the third quarter of 2011 included a $163 million charge related to a ruling in an arbitration proceeding between Barracuda & Caratinga Leasing Company B.V. and our former subsidiary, KBR, whom we agreed to indemnify.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$13,043	$10,815	$2,228	21%
Drilling and Evaluation	8,170	6,950	1,220	18
Total revenue	$21,213	$17,765	$3,448	19%

By geographic region:
Completion and Production:
North America	$9,327	$7,759	$1,568	20%
Latin America	1,019	805	214	27
Europe/Africa/CIS	1,530	1,249	281	22
Middle East/Asia	1,167	1,002	165	16
Total	13,043	10,815	2,228	21
Drilling and Evaluation:
North America	2,924	2,544	380	15
Latin America	1,592	1,300	292	22
Europe/Africa/CIS	1,766	1,622	144	9
Middle East/Asia	1,888	1,484	404	27
Total	8,170	6,950	1,220	18
Total revenue by region:
North America	12,251	10,303	1,948	19
Latin America	2,611	2,105	506	24
Europe/Africa/CIS	3,296	2,871	425	15
Middle East/Asia	3,055	2,486	569	23

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$2,541	$2,646	$(105)	(4)%
Drilling and Evaluation	1,191	923	268	29
Corporate and other	(554)	(262)	(292)	111
Total operating income	$3,178	$3,307	$(129)	(4)%

By geographic region:
Completion and Production:
North America	$1,945	$2,401	$(456)	(19)%
Latin America	149	108	41	38
Europe/Africa/CIS	240	4	236	5,900
Middle East/Asia	207	133	74	56
Total	2,541	2,646	(105)	(4)
Drilling and Evaluation:
North America	530	463	67	14
Latin America	257	186	71	38
Europe/Africa/CIS	167	126	41	33
Middle East/Asia	237	148	89	60
Total	1,191	923	268	29
Total operating income by region
(excluding Corporate and other):
North America	2,475	2,864	(389)	(14)
Latin America	406	294	112	38
Europe/Africa/CIS	407	130	277	213
Middle East/Asia	444	281	163	58

The 19% increase in consolidated revenue in the first nine months of 2012 compared to the first nine months of 2011 was a result of activity growth across all regions. Revenue outside North America was 42% of consolidated revenue in the first nine months of both 2012 and 2011.
The 4% decrease in consolidated operating income in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to cost inflation for guar gum and pricing pressures for production enhancement services in North America. Operating income in the first nine months of 2012 was also impacted by a $48 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition, a $20 million, pre-tax, gain related to the settlement of a patent infringement lawsuit during the third quarter of 2012, and a $300 million, pre-tax, charge for a loss contingency for the Macondo well incident in the first quarter of 2012. Operating income in the first nine months of 2011 was adversely impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in the Europe/Africa/CIS region during the third quarter of 2011, $11 million, pre-tax, of employee separation costs in the Eastern Hemisphere during the second quarter of 2011, and a $59 million, pre-tax, charge in Libya, to reserve for certain doubtful accounts receivable and inventory during the first quarter of 2011.
Completion and Production revenue increased by 21% driven by production enhancement services in North America for the first two quarters of 2012, which were moderately abated by lower results in the third quarter of 2012. Despite this downturn in stimulation services, North America revenue was up 20% from the first nine months of 2011, aided by the additional activity from the Multi-Chem and Artificial Lift acquisitions. Latin America revenue improved 27% due to higher activity in Mexico for all product lines, especially production enhancement services. Europe/Africa/CIS revenue increased 22% due to improved demand for completion tools and cementing services throughout the region. Middle East/Asia revenue improved 16% due to higher activity for all product lines in Australia and Oman and increased Boots & Coots services in India. Revenue outside North America was 28% of total segment revenue in the first nine months of both 2012 and 2011.

Completion and Production operating income decreased 4% compared to the first nine months of 2011, as declining profitability for production enhancement services in North America was partially offset by strong results for completion tools and cementing in all regions. North America operating income decreased 19% as a result of pricing pressure in production enhancement and cost inflation for guar gum in the United States land market. Latin America operating income improved 38%, due to strong results in Mexico, especially in production enhancement services, and additional offshore work in Brazil. Europe/Africa/CIS operating income increased $236 million, primarily due to increased activity in Nigeria, Kazakhstan, and Algeria, in addition to the recovery in North Africa after activity disruptions in the first quarter of 2011. Middle East/Asia operating income improved 56% due to higher cementing activity in Oman and increased Boots & Coots services in Iraq.
Drilling and Evaluation revenue was up 18% compared to the first nine months of 2011 as fluids, wireline, and drilling services activity improved across all regions, particularly in the Western Hemisphere. North America revenue increased 15% on substantial drilling and wireline activity increases in the United States. Latin America revenue improved 22% as a result of increased demand for all services in Brazil and most services in Mexico, Colombia, and Venezuela. Europe/Africa/CIS revenue increased 9% due to higher drilling activity in Azerbaijan and direct sales in Poland, which were partially offset by reduced activity in Russia. Middle East/Asia revenue improved 27% due to higher activity levels in Iraq, increased drilling activity in Malaysia, and increased wireline and fluids activity in Saudi Arabia. Revenue outside North America was 64% of total segment revenue in the first nine months of 2012 and 63% of total segment revenue in the first nine months of 2011.
Drilling and Evaluation operating income increased 29% compared to the first nine months of 2011 with strong growth in all regions, particularly in Middle East/Asia. North America operating income increased 14% due to higher fluids, wireline, and drill bits services. Latin America operating income was up 38%, driven by significant growth for testing services in Brazil and increased demand for drilling services in Venezuela, Colombia, and Ecuador. Europe/Africa/CIS region operating income increased 33%, primarily due to higher demand for drilling services in Angola, Tanzania, and Nigeria and the recovery from first quarter 2011 disruptions in North Africa, which were partially offset by a decrease in activity and profitability in Norway. Middle East/Asia operating income improved 60% chiefly due to increased fluids and wireline activity in Saudi Arabia and direct sales in China.
Corporate and other expenses were $554 million in the first nine months of 2012 compared to $262 million in the first nine months of 2011. The increase was primarily due to a $300 million, pre-tax, loss contingency related to the Macondo well incident that was recorded in the first quarter of 2012. The remaining increase is due to higher legal costs and additional expenses associated with strategic investments in our operating model and creating competitive advantage by repositioning our technology, supply chain, and manufacturing infrastructure. Offsetting these increases was a $20 million, pre-tax, gain recorded in Corporate and other expense in the third quarter of 2012 related to the settlement of a patent infringement lawsuit.

NONOPERATING ITEMS
Interest expense, net of interest income increased $31 million in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the issuance of $1.0 billion senior notes in November 2011.
Loss from discontinued operations, net in the first nine months of 2011 included a $163 million charge related to a ruling in an arbitration proceeding between Barracuda & Caratinga Leasing Company B.V. and our former subsidiary, KBR, whom we agreed to indemnify.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been delayed to January 2013 in connection with the pending settlement between BP and the Plaintiffs’ Steering Committee (PSC) in the MDL. In addition, BP has settled litigation with several defendants in the MDL. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of September 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the nine months ended September 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) (formerly known as the Minerals Management Service (MMS) and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management (BOEM)), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations are discussed below. In addition, the U.S. Chemical Safety and Hazard Investigation Board (Chemical Safety Board) is conducting an investigation to examine the root causes of the accidental release of hydrocarbons from the Macondo well, including an examination of key technical factors, the safety cultures involved, and the effectiveness of relevant laws, regulations, and industry standards.
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the Department of Justice (DOJ) was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), The Migratory Bird Treaty Act of 1918 (MBTA), and the Endangered Species Act of 1973 (ESA). As part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling and the retention thereof, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.

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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of October 23, 2012, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.

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
The Investigation Report also identified two general root causes of the Macondo well incident: systemic failures by industry management, which the National Commission labeled “the most significant failure at Macondo”; and failures in governmental and regulatory oversight. The National Commission cited examples of failures by industry management such as BP’s lack of controls to adequately identify or address risks arising from changes to well design and procedures, the failure of BP’s and our processes for cement testing, communication failures among BP, Transocean, and us, including with respect to the difficulty of our cement job, Transocean’s failure to adequately communicate lessons from a recent near-blowout, and the lack of processes to adequately assess the risk of decisions in relation to the time and cost those decisions would save. With respect to failures of governmental and regulatory oversight, the National Commission concluded that applicable drilling regulations were inadequate, in part because of a lack of resources and political support of the MMS, and a lack of expertise and training of MMS personnel to enforce regulations that were in effect.
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
The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE’s joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
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
In July 2012, the Chemical Safety Board released certain conclusions and preliminary findings that companies like Transocean and BP, trade associations, and United States regulators largely judged the safety of offshore facilities by focusing on personal injury and fatality data which overshadowed the use of leading indicators more focused on managing the potential for catastrophic incidents. The Chemical Safety Board has announced that its final report is expected to be completed in early 2013.
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
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued each of us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning in January 2013. The initial two phases of this portion of the trial are scheduled to cover issues arising out of the conduct of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, the initiation of the release of hydrocarbons from the Macondo well, the actions relating to the attempts to control the flow of hydrocarbons from the well, and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
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

In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who had an approximate 10% interest in the Macondo well at the time of the incident, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. Also, BP and M-I Swaco have dismissed all claims between them.
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

In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the pending settlement would be approximately $7.8 billion, including payments to claimants who opt out of the settlement, administration costs, and plaintiffs’ attorneys’ fees and expenses, and has stated that it is possible the actual cost could be higher or lower. According to BP, the proposed settlement does not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, BP has stated that the proposed settlement provides that, to the extent permitted by law, BP will assign to the PSC certain of its claims, rights and recoveries against Transocean and us for damages not recoverable from BP. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the PSC without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. In May 2012, the MDL court preliminarily and conditionally certified the classes for both settlements and preliminarily approved the proposed settlements. The MDL court has ordered the hearings on the certification of the classes and fairness of the settlements to begin on November 12, 2012, with the initial phase of the MDL trial to commence in January 2013. We have objected to the settlement on the grounds set forth above, among other reasons. We are unable to predict at this time the effect that the settlements may have on claims against us.
In October 2012, the MDL court issued an order dismissing three types of plaintiff claims: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. The MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under OPA.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through September 2012, we have incurred legal fees and related expenses of approximately $140 million that have been reimbursed under or that are expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
Barracuda-Caratinga arbitration
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
We agreed to settle the consolidated lawsuit, and the court has approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our condensed consolidated financial statements, and we are in the process of implementing certain changes to our corporate governance policies.

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
We agreed to settle this lawsuit, and the court has approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our condensed consolidated financial statements, and we are in the process of implementing certain changes to our corporate governance and health, safety, and environmental policies.
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
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of September 30, 2012, we had accrued $26 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established reserves. As of September 30, 2012, those nine sites accounted for approximately $6 million of our $72 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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

The BOEMRE Report also stated, among other things, that BP failed to properly communicate well design and cementing decisions and risks to Transocean, that BP and Transocean failed to correctly interpret the negative-pressure test, and that we, BP, and Transocean failed to detect the influx of hydrocarbons into the well. According to the BOEMRE Report, the panel found evidence that we, among others, violated federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the well under control, and the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico. In October 2011, the BSEE issued a notification of INCs to us for violating those regulations and a federal regulation relating to the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE’s notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the IBLA. In January 2012, the IBLA, in response to our and the BSEE’s joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well’s operator.
Various other investigations have been or may be critical of the services we provided on the Deepwater Horizon. In addition, as part of its criminal investigation, the DOJ is examining certain aspects of our conduct after the incident, including with respect to record-keeping, record retention, post-incident testing and modeling and the retention thereof, securities filings, and public statements by us or our employees, to evaluate whether there has been any violation of federal law.
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

We are currently unable to fully estimate the impact the Macondo well incident will have on us. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the final settlement arrangement between BP and the PSC, the effect that settlement may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012, for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” on the condensed consolidated balance sheet as of September 30, 2012 and in “Cost of services” on the condensed consolidated statement of operations for the nine months ended September 30, 2012, represents a loss contingency that is probable and for which a reasonable estimate of loss or range of loss can be made. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are a leading provider of hydraulic fracturing services. Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the Department of Interior has issued proposed regulations that would apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that would impose requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. These regulations, if adopted, would establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs. At the same time, legislation and/or regulations have been adopted in several states that require additional disclosure regarding chemicals used in the fracturing process but that include protections for proprietary information. Legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.
We are one of several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena sought information and documents relating to, among other things, natural gas development and hydraulic fracturing. We have provided information in response to the Attorney General's requests.
The adoption of any future federal, state, local, or foreign laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	18,492	$29.49	—	$—
August 1 - 31	6,741	$34.16	—	$—
September 1 - 30	9,806	$35.20	—	$—
Total	35,039	$31.99	—	$1,731,208,803

(a)
All of the 35,039 shares purchased during the three months ended September 30, 2012, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the third quarter of 2012, we did not repurchase shares of our common stock pursuant to that plan. We had authorization remaining to repurchase up to a total of approximately $1.7 billion of our common stock.

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

Item 5. Other Information
None.

Item 6. Exhibits

	10.1	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 of Halliburton's
		Form 8-K filed September 21, 2012, File No. 1-3492).
*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Evelyn M. Angelle
Mark A. McCollum	Evelyn M. Angelle
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 23, 2012