Form 10-K
period 2012-12-31
HALLIBURTON CO
filed 2013-02-11
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer    [X]    Accelerated filer    [   ]
Non-accelerated filer    [   ]    Smaller reporting company    [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
The aggregate market value of Common Stock held by nonaffiliates on June 30, 2012, determined using the per share closing price on the New York Stock Exchange Composite tape of $28.39 on that date, was approximately $26,216,000,000.
As of February 1, 2013, there were 931,813,112 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2012

2

PART I

Item 1. Business.
General description of business
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are a leading provider of services and products to the energy industry related to the exploration, development, and production of oil and natural gas. We serve major, national, and independent oil and natural gas companies throughout the world and operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Halliburton Production Enhancement, Cementing, Completion Tools, Boots & Coots, and Multi-Chem. Effective January 1, 2013, Halliburton Artificial Lift will be included as a product service line within this segment.

-
our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation, and wellbore placement solutions that enable customers to model, measure, and optimize their well construction activities. The segment consists of Halliburton Drill Bits and Services, Wireline and Perforating, Testing and Subsea, Baroid, Sperry Drilling, Landmark Software and Services, and Halliburton Consulting and Project Management.

See Note 2 to the consolidated financial statements for further financial information related to each of our business segments and a description of the services and products provided by each segment. We have significant manufacturing operations in various locations, including the United States, Canada, Malaysia, Mexico, Singapore, and the United Kingdom.
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
Markets and competition
We are one of the world’s largest diversified energy services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include:

-	price;
-	service delivery (including the ability to deliver services and products on an “as needed, where needed” basis);
-	health, safety, and environmental standards and practices;
-	service quality;
-	global talent retention;
-	understanding the geological characteristics of the hydrocarbon reservoir;
-	product quality;
-	warranty; and
-	technical proficiency.

We conduct business worldwide in approximately 80 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2012, 2011, and 2010, based on the location of services provided and products sold, 53%, 55%, and 46% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” and Note 2 to the consolidated financial statements for additional financial information about our geographic operations in the last three years. Because the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the total number of competitors cannot be made. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our servicing and sales organizations.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, expropriation or other governmental actions, foreign currency exchange restrictions, and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be material to the conduct of our operations taken as a whole.
Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and in Note 13 to the consolidated financial statements.
Customers
Our revenue from continuing operations during the past three years was derived from the sale of services and products to the energy industry. No customer represented more than 10% of our consolidated revenue in any period presented.
Raw materials
Raw materials essential to our business are normally readily available. Market conditions can trigger constraints in the supply of certain raw materials, such as proppants, hydrochloric acid, and gels, including guar gum (a blending additive used in our hydraulic fracturing process). We are always seeking ways to ensure the availability of resources, as well as manage costs of raw materials. Our procurement department uses our size and buying power to enhance our access to key materials at competitive prices.
Research and development costs
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Our expenditures for research and development activities were $460 million in 2012, $401 million in 2011, and $366 million in 2010. These expenditures were over 95% company-sponsored in each year.
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
Employees
At December 31, 2012, we employed approximately 73,000 people worldwide compared to approximately 68,000 at December 31, 2011. At December 31, 2012, approximately 16% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.
Environmental regulation
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For further information related to environmental matters and regulation, see Note 8 to the consolidated financial statements, Item 1(a), “Risk Factors,” and Item 3, “Legal Proceedings.”

Hydraulic fracturing process
Hydraulic fracturing is a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well. A significant portion of our Completion and Production segment provides hydraulic fracturing services to customers developing shale natural gas and shale oil. From time to time, questions arise about the scope of our operations in the shale natural gas and shale oil sectors, and the extent to which these operations may affect human health and the environment.
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
The potential environmental impacts of hydraulic fracturing have been studied by numerous government entities and others. In 2004, the United States Environmental Protection Agency (EPA) conducted an extensive study of hydraulic fracturing practices, focusing on coalbed methane wells, and their potential effect on underground sources of drinking water. The EPA’s study concluded that hydraulic fracturing of coalbed methane wells poses little or no threat to underground sources of drinking water. At the request of Congress, the EPA is currently undertaking another study of the relationship between hydraulic fracturing and drinking water resources that will focus on the fracturing of shale natural gas wells.
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
At the same time, we have invested considerable resources in developing our CleanSuite™ hydraulic fracturing technologies, which offer our customers a variety of environment-friendly alternatives related to the use of hydraulic fracturing fluid additives and other aspects of our hydraulic fracturing operations. We created a hydraulic fracturing fluid system comprised of materials sourced entirely from the food industry. In addition, we have engineered a process to control the growth of bacteria in hydraulic fracturing fluids that uses ultraviolet light, allowing customers to minimize the use of chemical biocides. We are committed to the continued development of innovative chemical and mechanical technologies that allow for more economical and environmentally friendly development of the world’s oil and natural gas reserves.
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

Web site access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet web site at www.halliburton.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (SEC). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that web site is www.sec.gov. We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2012, 2011, or 2010. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 11, 2013, including all offices and positions held by each in the past five years:

	Name and Age	Offices Held and Term of Office
	Evelyn M. Angelle (Age 45)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since January 2011
Vice President, Corporate Controller, and Principal Accounting Officer of Halliburton Company, January 2008 to January 2011

	James S. Brown (Age 58)	President, Western Hemisphere of Halliburton Company, since January 2008

*	Albert O. Cornelison, Jr. (Age 63)	Executive Vice President and General Counsel of Halliburton Company, since December 2002

	Christian A. Garcia (Age 49)	Senior Vice President and Treasurer of Halliburton Company, since September 2011
Senior Vice President, Investor Relations of Halliburton Company, January 2011 to August 2011
Vice President, Investor Relations of Halliburton Company, December 2007 to December 2010

*	David J. Lesar (Age 59)	Chairman of the Board, President, and Chief Executive Officer of Halliburton Company, since August 2000

*	Mark A. McCollum (Age 53)	Executive Vice President and Chief Financial Officer of Halliburton Company, since January 2008

*	Jeffrey A. Miller (Age 49)	Executive Vice President and Chief Operating Officer of Halliburton Company, since September 2012
Senior Vice President, Global Business Development and Marketing of Halliburton Company, January 2011 to August 2012
Senior Vice President, Gulf of Mexico Region of Halliburton Company, January 2010 to December 2010
Vice President, Baroid, May 2006 to December 2009

	Name and Age	Offices Held and Term of Office
*	Lawrence J. Pope (Age 44)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

*	Timothy J. Probert (Age 61)	President, Strategy and Corporate Development of Halliburton Company, since January 2011
President, Global Business Lines and Corporate Development of Halliburton Company, January 2010 to January 2011
President, Drilling and Evaluation Division and Corporate Development of Halliburton Company, March 2009 to December 2009
Executive Vice President, Strategy and Corporate Development of Halliburton Company, January 2008 to March 2009

	Joe D. Rainey (Age 56)	President, Eastern Hemisphere of Halliburton Company, since January 2011
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
We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class-actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the Oil Pollution Act of 1990 (OPA), and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Item 3, “Legal Proceedings.” Additional lawsuits may be filed against us, including criminal and civil charges under federal and state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
In addition to the claims and lawsuits described above, numerous industry participants, governmental agencies, and Congressional committees have investigated or are investigating the cause of the explosion, fire, and resulting oil spill. Reports issued as a result of those investigations have been critical of BP, Transocean, and us, among others. For example, one or more of those reports have concluded that primary cement failure was a direct cause of the blowout, cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable, and that numerous other oversights and factors caused or contributed to the cause of the incident, including BP's failure to run a cement bond log, BP's and Transocean's failure to properly conduct and interpret a negative-pressure test, the failure of the drilling crew and our surface data logging specialist to recognize that an unplanned influx of oil, natural gas, or fluid into the well was occurring, communication failures among BP, Transocean, and us, and flawed decisions relating to the design, construction, and testing of barriers critical to the temporary abandonment of the well.
In October 2011, the Bureau of Safety and Environmental Enforcement (BSEE) issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the multi-district litigation (MDL) and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
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

Our contract with BP Exploration relating to the Macondo well generally provides for our indemnification by BP Exploration for certain potential claims and expenses relating to the Macondo well incident. BP Exploration, in connection with filing its claims with respect to the MDL proceeding, asked that court to declare that it is not liable to us in contribution, indemnification, or otherwise with respect to liabilities arising from the Macondo well incident. Other defendants in the litigation have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident. In January 2012, the court in the MDL proceeding entered an order in response to our and BP's motions for summary judgment regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we are found to be grossly negligent. The court also held that BP does not owe us indemnity for punitive damages or for civil penalties under the Clean Water Act (CWA), if any, and that fraud could void the indemnity on public policy grounds. The court in the MDL proceeding deferred ruling on whether our indemnification from BP covers penalties or fines under the Outer Continental Shelf Lands Act, whether our alleged breach of our contract with BP Exploration would invalidate the indemnity, and whether we committed an act that materially increased the risk to or prejudiced the rights of BP so as to invalidate the indemnity.
The rulings in the MDL proceeding regarding the indemnities are based on maritime law and may not bind the determination of similar issues in lawsuits not comprising a part of the MDL proceeding. Accordingly, it is possible that different conclusions with respect to indemnities will be reached by other courts.
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
BP's public filings indicate that BP has recognized in excess of $40 billion in pre-tax charges, excluding offsets for settlement payments received from certain defendants in the MDL, as a result of the Macondo well incident. BP's public filings also indicate that the amount of, among other things, certain natural resource damages with respect to certain OPA claims, some of which may be included in such charges, cannot be reliably estimated as of the dates of those filings.
We are currently unable to fully estimate the impact the Macondo well incident will have on us. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” in our consolidated balance sheet as of December 31, 2012 and in “Cost of services” on the consolidated statement of operations for the year ended December 31, 2012, represents a loss contingency that is probable and for which a reasonable estimate of loss or range of loss can be made. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Certain matters relating to the Macondo well incident, including increased regulation of the United States offshore drilling industry, and similar catastrophic events could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The Macondo well incident and the subsequent oil spill resulted in offshore drilling delays, temporary drilling bans, and increased federal regulation of our and our customers' operations, and more regulations and delays are possible. For example, the BSEE has issued regulations that provide revised casing and cementing requirements, including integrity testing standards, that mandate independent third-party verifications, that impose blowout preventer capability, testing, and documentation obligations, and that outline standards for specific well control training for deepwater operations, among other requirements. In addition, the BSEE has noted that it may propose regulations to require, among other things, increased employee involvement in certain safety measures and third-party audits of operators’ safety and environmental management systems. The BSEE has also stated that it has the legal authority to extend its regulatory reach to include contractors, like us, in addition to operators, as evidenced by the INCs.
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
In addition, the Macondo well incident has negatively impacted and could continue to negatively impact the availability and cost of insurance coverage for us, our customers, and our and their service providers. Also, our relationships with BP and others involved in the Macondo well incident could be negatively affected. Our business may be adversely impacted by any negative publicity relating to the incident, any negative perceptions about us by our customers, any increases in insurance premiums or difficulty in obtaining coverage, and the diversion of management's attention from our operations to focus on matters relating to the incident.
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

Our operations are subject to political and economic instability, risk of government actions, and cyber attacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are exposed to risks inherent in doing business in each of the countries in which we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. With respect to any particular country, these risks may include:

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

Our operations outside the United States require us to comply with a number of United States and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of the FCPA, even though these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures, and programs always will protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA, may result in internal, independent, or government investigations. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in these countries could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

Changes in or interpretation of tax law and currency/repatriation control could impact the determination of our income tax liabilities for a tax year.
We have operations in approximately 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or interpretation of tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year.

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

As an example, we conduct business in countries, such as Venezuela, that have nontraded or “soft” currencies that, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries. In addition, we may accumulate cash in foreign jurisdictions that may be subject to taxation if repatriated to the United States. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations" and Note 9 to the Consolidated Financial Statements, "Income Taxes."

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

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

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the changes that may materially and adversely affect us include:

-	oil and natural gas prices, including volatility of oil and natural gas prices and expectations regarding future prices;

-	the inability of our customers to access capital on economically advantageous terms;

-	the consolidation of our customers;

-	customer personnel changes; and

-	adverse developments in the business or operations of our customers, including write-downs of reserves and borrowing base reductions under customer credit facilities.

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
The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of a devaluation of the Bolívar Fuerte, the foreign currency exchange rate, actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations - International operations - Venezuela."

The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We are a leading provider of hydraulic fracturing services. Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the Department of Interior has issued proposed regulations that would apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that would impose requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. These regulations, if adopted, would establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs. At the same time, legislation and/or regulations have been adopted in several states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that include protections for proprietary information. Legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.
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
We are periodically notified of potential liabilities at federal and state superfund sites. These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both in the final remediation costs and with respect to the final allocation among the various parties involved at the sites. For any particular federal or state superfund site, because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any superfund site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party.

Constraints in the supply of, prices for, and availability of transportation of raw materials can have a material adverse effect on our business and consolidated results of operations.
Raw materials essential to our business are normally readily available. High levels of demand for, or shortage of, raw materials, such as proppants, hydrochloric acid, and gels, including guar gum, can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our jobsites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and consolidated results of operations.

Doing business with national oil companies exposes us to greater risks of cost overruns, delays, and project losses, as well as unsettled political conditions that can heighten these risks.
Much of the world’s oil and natural gas reserves are controlled by national or state-owned oil companies (NOCs). Several NOCs are among our top 20 customers. Increasingly, NOCs are turning to oilfield services companies like us to provide the services, technologies, and expertise needed to develop their reserves. Reserve estimation is a subjective process that involves estimating location and volumes based on a variety of assumptions and variables that cannot be directly measured. As such, the NOCs may provide us with inaccurate information in relation to their reserves that may result in cost overruns, delays, and project losses. In addition, NOCs often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These types of issues may also result in similar cost overruns, delays, and project losses.

A downward trend in estimates of production volumes or commodity prices, or an upward trend in production costs, could have a material adverse effect on our consolidated results of operations and result in impairment of or a change in the depletion rate on our oil and natural gas properties.
We have interests in oil and natural gas properties primarily in North America totaling approximately $78 million, net of accumulated depletion, which we account for under the successful efforts method. These oil and natural gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.
A downward trend in estimates of production volumes or prices, or an upward trend in production costs, could have a material adverse effect on our consolidated results of operations and result in impairment charges or a change in the depletion rate on our oil and natural gas properties.

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

Our acquisitions, dispositions, and investments may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint ventures. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our liquidity, consolidated results of operations, and consolidated financial condition.
These transactions also involve risks, and we cannot ensure that:

-	any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;
-	any acquisitions would be successfully integrated into our operations and internal controls;
-
the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, including under the FCPA, or that we will appropriately quantify the exposure from known risks;

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

Failure on our part to comply with applicable health, safety, and environmental requirements could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Our business is subject to a variety of health, safety, and environmental laws, rules, and regulations in the United States and other countries, including those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport, and use radioactive and explosive materials in certain of our operations. Applicable regulatory requirements include, for example, those concerning:

-	the containment and disposal of hazardous substances, oilfield waste, and other waste materials;
-	the importation and use of radioactive materials;
-	the use of underground storage tanks; and
-	the use of underground injection wells.

These and other requirements generally are becoming increasingly strict. Sanctions for failure to comply with the requirements, many of which may be applied retroactively, may include:

-	administrative, civil, and criminal penalties;
-	revocation of permits to conduct business; and
-	corrective action orders, including orders to investigate and/or clean up contamination.

Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. We are also exposed to costs arising from regulatory compliance, including compliance with changes in or expansion of applicable regulatory requirements, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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
Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Changes in, compliance with, or our failure to comply with laws in the countries in which we conduct business may negatively impact our ability to provide services in, make sales of equipment to, and transfer personnel or equipment among some of those countries and could have a material adverse effect on our business and consolidated results of operations.
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
Our business could be materially and adversely affected by severe weather, particularly in the Gulf of Mexico, Russia, and the North Sea. Some experts believe global climate change could increase the frequency and severity of these extreme weather conditions. Repercussions of severe or unseasonable weather conditions may include:

-	evacuation of personnel and curtailment of services;
-	weather-related damage to offshore drilling rigs resulting in suspension of operations;
-	weather-related damage to our facilities and project work sites;
-	inability to deliver materials to jobsites in accordance with contract schedules;
-	decreases in demand for natural gas during unseasonably warm winters; and
-	loss of productivity.

Item 1(b). Unresolved Staff Comments.
None.

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. Our principal properties include manufacturing facilities, research and development laboratories, technology centers, and corporate offices. All of our owned properties are unencumbered.
The following locations represent our major facilities by segment:

Completion and Production segment:	Arbroath, United Kingdom
Johor, Malaysia
Lafayette, Louisiana
Monterrey, Mexico
Sao Jose dos Campos, Brazil
Singapore, Singapore
Stavanger, Norway

Drilling and Evaluation segment:	Alvarado, Texas
Nisku, Canada
Singapore, Singapore
The Woodlands, Texas

Shared/corporate facilities:	Carrollton, Texas
Dubai, United Arab Emirates
Duncan, Oklahoma
Houston, Texas
Pune, India

In addition, we have 180 international and 120 United States field camps from which we deliver our services and products. We also have numerous small facilities that include sales, project, and support offices and bulk storage facilities throughout the world.
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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been set for February 25, 2013. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” in our consolidated balance sheet as of December 31, 2012 and in “Cost of services” on the consolidated statement of operations for the year ended December 31, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations have been critical of BP, Transocean, and us, among others. For example, one or more of those reports have concluded that primary cement failure was a direct cause of the blowout, cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable, and that numerous other oversights and factors caused or contributed to the cause of the incident, including BP's failure to run a cement bond log, BP's and Transocean's failure to properly conduct and interpret a negative-pressure test, the failure of the drilling crew and our surface data logging specialist to recognize that an unplanned influx of oil, natural gas, or fluid into the well was occurring, communication failures among BP, Transocean, and us, and flawed decisions relating to the design, construction, and testing of barriers critical to the temporary abandonment of the well. The U.S. Chemical Safety and Hazard Investigation Board is also conducting an investigation of the incident.

In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
The Cementing Job and Reaction to Reports. We disagree with the reports referred to above regarding many of their findings and characterizations with respect to our cementing and surface data logging services, as applicable, on the Deepwater Horizon. We have provided information to the National Commission, its staff, and representatives of the joint investigation team for the Marine Board Investigation that we believe has been overlooked or omitted from their reports, as applicable. We intend to continue to vigorously defend ourselves in any investigation relating to our involvement with the Macondo well that we believe inaccurately evaluates or depicts our services on the Deepwater Horizon.
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
At this time we cannot predict the impact of the investigations or reports referred to above, or the conclusions of future investigations or reports. We also cannot predict whether any investigations or reports will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation, whether federal or state and whether criminal or civil.
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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of February 11, 2013, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.
In November 2012, BP announced that it reached an agreement with the DOJ to resolve all federal criminal charges against it stemming from the Macondo well incident. BP agreed to plead guilty to 14 criminal charges, with 13 of those charges based on the negligent misinterpretation of the negative-pressure test conducted on the Deepwater Horizon. BP also agreed to pay $4.0 billion, including approximately $1.3 billion in criminal fines, to take actions to further enhance the safety of drilling operations in the Gulf of Mexico, to a term of five years' probation, and to the appointment of two monitors with four-year terms, one relating to process safety and risk management procedures concerning deepwater drilling in the Gulf of Mexico and one relating to the improvement, implementation, and enforcement of BP's code of conduct.

In January 2013, Transocean announced that it reached an agreement with the DOJ to resolve certain claims for civil penalties and potential criminal claims against it arising from the Macondo well incident. Transocean agreed to plead guilty to one misdemeanor violation of the CWA for negligent discharge of oil into the Gulf of Mexico, to pay $1.0 billion in CWA penalties and $400 million in fines and recoveries, to implement certain measures to prevent a recurrence of an uncontrolled discharge of hydrocarbons, and to a term of five years' probation. Transocean's civil and criminal settlements are subject to court approval, and its civil settlement is also subject to public notice and comment.
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning on February 25, 2013. The first phase of this portion of the trial is scheduled to cover issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 2013 for the beginning of the second phase of this portion of the trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. While the DOJ will participate in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, it is anticipated that the DOJ's civil action for the CWA and OPA violations, fines, and penalties will be addressed by the court in a subsequent proceeding. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the two phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Document discovery and depositions among the parties to the MDL are ongoing.

In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation, contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who had an approximate 10% interest in the Macondo well at the time of the incident, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. Also, BP and M-I Swaco have dismissed all claims between them.
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
In September 2011, we filed claims in Harris County, Texas against the BP Defendants seeking damages, including lost profits and exemplary damages, and alleging negligence, grossly negligent misrepresentation, defamation, common law libel, slander, and business disparagement. Our claims allege that the BP Defendants knew or should have known about an additional hydrocarbon zone in the well that the BP Defendants failed to disclose to us prior to our designing the cement program for the Macondo well. The location of the hydrocarbon zones is critical information required prior to performing cementing services and is necessary to achieve desired cement placement. We believe that had the BP Defendants disclosed the hydrocarbon zone to us, we would not have proceeded with the cement program unless it was redesigned, which likely would have required a redesign of the production casing. In addition, we believe that the BP Defendants withheld this information from the report of BP's internal investigation team and from the various investigations discussed above. In connection with the foregoing, we also moved to amend our claims against the BP Defendants in the MDL proceeding to include fraud. The BP Defendants have denied all of the allegations relating to the additional hydrocarbon zone and filed a motion to prevent us from adding our fraud claim in the MDL. In October 2011, our motion to add the fraud claim against the BP Defendants in the MDL proceeding was denied. The court’s ruling does not, however, prevent us from using the underlying evidence in our pending claims against the BP Defendants.
In December 2011, BP filed a motion for sanctions against us alleging, among other things, that we destroyed evidence relating to post-incident testing of the foam cement slurry on the Deepwater Horizon and requesting adverse findings against us. The magistrate judge in the MDL proceeding denied BP’s motion. BP appealed that ruling, and Judge Barbier affirmed the magistrate judge’s decision.

In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the settlements would be approximately $8.5 billion, including payments to claimants who opt out of the settlements, administration costs, and plaintiffs’ attorneys’ fees and expenses, and has stated that it is possible the actual cost could be higher. According to BP, the settlements do not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, the settlements provide that, to the extent permitted by law, BP will assign to the settlement class certain of its claims, rights, and recoveries against Transocean and us for damages, including BP's alleged direct damages such as damages for clean-up expenses and damage to the well and reservoir. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the settlement class without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. The MDL court has since confirmed certification of the classes for both settlements and granted final approval of the settlements. We objected to the settlements on the grounds set forth above, among other reasons. The MDL court held, however, that we, as a non-settling defendant, lacked standing to object to the settlements but noted that it did not express any opinion as to the validity of BP's assignment of certain claims to the settlement class and that the settlements do not affect any of our procedural or substantive rights in the MDL. We are unable to predict at this time the effect that the settlements may have on claims against us.
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
Macondo derivative case. In February 2011, a shareholder who had previously made a demand on our Board of Directors with respect to another derivative lawsuit filed a shareholder derivative lawsuit relating to the Macondo well incident. In 2012, we settled those lawsuits and the cases were dismissed. See “Shareholder derivative cases” below.
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
The rulings in the MDL proceeding regarding the indemnities are based on maritime law and may not bind the determination of similar issues in lawsuits not comprising a part of the MDL proceeding. Accordingly, it is possible that different conclusions with respect to indemnities will be reached by other courts.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through December 31, 2012, we have incurred legal fees and related expenses of approximately $175 million, of which $158 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
Barracuda-Caratinga arbitration
We agreed to provide indemnification in favor of our former subsidiary, KBR, Inc. (KBR), under the Master Separation Agreement for liabilities KBR may incur after November 20, 2006 as a result of certain allegedly defective subsea flowline bolts installed in connection with the Barracuda-Caratinga project. Prior to that, at the inception of the project, we provided a guarantee to Barracuda & Caratinga Leasing Company BV (BCLC), a subsidiary of our customer, Petrobras, of KBR's obligations with respect to the project.
In March 2006, BCLC commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the allegedly defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys' fees. During the third quarter of 2011, an arbitration panel issued an award against KBR in the amount of approximately $201 million, plus post-judgment interest. BCLC filed a motion to confirm, and KBR filed a motion to vacate, the arbitration award with the United States District Court for the Southern District of New York. In December 2012, BCLC sent us a demand for payment of the arbitration award under the terms of our guarantee. In January 2013, the matter was resolved by our payment of $219 million to BCLC under the guarantee. BCLC has agreed that our obligations under the guarantee have been satisfied. See Note 7 for further discussion of the Barracuda-Caratinga matter.

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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. The Fifth Circuit is set to hear oral argument in the appeal in March 2013. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.
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
In 2012, we agreed to settle the consolidated lawsuit, and the court approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our consolidated financial statements, and we have implemented certain changes to our corporate governance policies.

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
In 2012, we agreed to settle this lawsuit, and the court approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our consolidated financial statements, and we have implemented certain changes to our corporate governance and health, safety, and environmental policies.
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
Environmental
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation, and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act;
-	the Toxic Substances Control Act; and
-	the OPA.
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.

In November 2012, the Company received an Enforcement Notice from the Pennsylvania Department of Environmental Protection (PADEP) regarding an alleged improper disposal of oil field acid in or around Homer City, Pennsylvania between 1999 and 2011. We are currently negotiating with the PADEP to resolve this matter in an amicable manner. We expect the PADEP to assess a penalty in excess of $100,000. We do not expect this matter to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position.
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
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of December 31, 2012, we had accrued $25 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established reserves. As of December 31, 2012, those nine sites accounted for approximately $6 million of our $72 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange. Information related to the high and low market prices of our common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 87 of this annual report. Cash dividends on our common stock in the amount of $0.09 per share were paid in March, June, September, and December of 2012 and 2011. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2012, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2007, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Halliburton
OSX
S&P 500 ®

	December 31
	2007	2008	2009	2010	2011	2012
Halliburton	$100.00	$48.54	$81.66	$112.12	$95.54	$97.11
Philadelphia Oil Service Index (OSX)	100.00	40.53	65.71	83.40	74.61	76.94
Standard & Poor’s 500 ® Index	100.00	63.00	79.68	91.70	93.61	108.59

At February 1, 2013, there were 15,458 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	30,007	$33.44	—	$—
November 1 - 30	25,503	$31.58	—	$—
December 1 - 31	123,291	$33.66	—	$—
Total	178,801	$33.33	—	$1,731,208,803

(a)
All of the 178,801 shares purchased during the three-month period ended December 31, 2012 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the fourth quarter of 2012, we did not repurchase shares of our common stock pursuant to that plan. We have authorization remaining to repurchase up to a total of approximately $1.7 billion of our common stock.

Item 6. Selected Financial Data.
Information related to selected financial data is included on page 86 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information related to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 30 through 49 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” on page 47 of this annual report.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page 50 for Management’s Report on Internal Control Over Financial Reporting and page 51 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

HALLIBURTON COMPANY
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Financial results
During 2012, we produced revenue of $28.5 billion and operating income of $4.2 billion, reflecting an operating margin of 15%. Revenue increased $3.7 billion, or 15%, from 2011, while operating income decreased $578 million, or 12%, from 2011. Overall, revenue improved compared to 2011 due to higher drilling activity in oil and liquids-rich basins in North America, as well as increased activity in all our international regions. However, operating income decreased in 2012 primarily due to the escalating cost of guar gum (a blending additive used in our hydraulic fracturing process), pricing pressure in North America, and a $300 million, pre-tax, loss contingency for the Macondo well incident.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase in the long term, driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East. Furthermore, development of new resources is expected to be more complex, resulting in increasing service intensity.
In North America, the industry has experienced an activity shift from natural gas plays to oil and liquids-rich basins due to low natural gas prices resulting from continued strong natural gas production. As a result, operators have been optimizing their budgets by focusing on basins with better economics. For those customers remaining in natural gas basins, we have continued to provide services, despite lower margins. This has strengthened our relationships with those customers and positions us well for when natural gas activity rebounds. We anticipate further pricing pressure for our production enhancement services in 2013. To adapt, we plan to remain focused on capital and cost discipline for our pressure pumping businesses and currently intend to direct less capital toward the North America market in the coming year.
Our Gulf of Mexico business has reached record levels due to an increase in permit approvals for deepwater drilling and our increased market share. We remain optimistic about activity in the Gulf of Mexico as our customers adapt to new regulations and new permit approvals are issued. Also, additional deepwater rigs are expected to arrive in the Gulf of Mexico in 2013, which will provide us with further growth opportunities.
Outside of North America, revenue and operating income increased in 2012 compared to 2011. We expect to see gradual activity and pricing improvements in those international markets where we anticipate the addition of deepwater rigs and those in which we have made strategic investments in capital and technologies. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements in 2013.
We executed several key initiatives in 2012. These initiatives included increasing manufacturing production in the Eastern Hemisphere and reinventing our service delivery platform to lower our delivery costs. We plan to continue to invest in these initiatives in 2013. In addition, we plan to continue executing the following strategies:

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

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. In 2011, we launched a project in North America to redesign our frac of the future service delivery platform for services through the rollout of improved equipment designs and improved field procedures to reduce cost and improve efficiency;

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

Financial markets, liquidity, and capital resources
The global financial markets can potentially create additional risks for our business. We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations. For additional information, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We ended 2012 with cash and equivalents of $2.5 billion compared to $2.7 billion at December 31, 2011. As of December 31, 2012, $470 million of the $2.5 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. We also held $398 million of investments in fixed income securities (both short- and long-term) at December 31, 2012, compared to $150 million (short-term) at December 31, 2011, bringing our total cash and investment securities to $2.9 billion at December 31, 2012, which is essentially flat from the prior year.
Significant sources of cash
Cash flows provided by operating activities were $3.7 billion in 2012.
We sold $395 million of property, plant, and equipment during 2012.
Further available sources of cash. We have an unsecured $2.0 billion five-year revolving credit facility expiring in 2016. The purpose of the facility is to provide general working capital and credit for other corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2012.
Significant uses of cash
Capital expenditures were $3.6 billion in 2012. The capital expenditures in 2012 were predominantly made in our production enhancement, drilling, cementing, and wireline and perforating product service lines. We have also invested additional working capital to support the growth of our business.
During 2012, our primary components of net working capital, receivables, inventories and accounts payable, increased by $1.1 billion, primarily due to increased business activity and delays in receiving payment on trade receivables from one of our primary customers in Venezuela. See "Customer receivables" below.
We paid $333 million of dividends to our shareholders in 2012.
During 2012, we purchased $248 million of investment securities, net of investment securities sold.
Future uses of cash. Capital spending for 2013 is currently expected to be approximately $3.0 billion. The capital expenditures plan for 2013 is primarily directed toward our production enhancement, drilling, cementing, Boots and Coots, and wireline and perforating product service lines. We currently intend to direct less capital toward the North America market in 2013 than we did during 2012.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Subject to Board of Directors approval, we expect to pay quarterly dividends of approximately $83 million during 2013. We also have approximately $1.7 billion remaining available under our share repurchase authorization, which may be used for open market share purchases.
In January 2013, we made a $219 million payment to BCLC under a guarantee we issued for the Barracuda-Caratinga project. See Part I, Item 3, "Legal Proceedings – Barracuda-Caratinga Arbitration."
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2012:

	Payments Due
Millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$4,820	$4,820
Interest on debt (a)	275	276	281	284	288	5,432	6,836
Operating leases	287	214	146	102	48	164	961
Purchase obligations (b)	2,374	389	281	177	152	42	3,415
Pension funding obligations (c)	27	—	—	—	—	—	27
Other long-term liabilities	14	4	3	3	3	7	34
Total	$2,977	$883	$711	$566	$491	$10,465	$16,093

(a)	Interest on debt includes 84 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.

(b)	Primarily represents certain purchase orders for goods and services utilized in the ordinary course of our business.

(c)	Includes international plans and is based on assumptions that are subject to change. We are currently not able to reasonably estimate our contributions for years after 2013.

We had $296 million of gross unrecognized tax benefits at December 31, 2012, of which we estimate $124 million may require a cash payment. We estimate that $99 million of the cash payment will not be settled within the next 12 months. We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2012, we had $2.5 billion of cash and equivalents and $398 million in fixed income securities. We also had $2.0 billion of available committed bank credit under our revolving credit facility. We have no financial covenants or material adverse change provisions in our bank agreements and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that any capital expenditures, working capital investments, and dividends in 2013 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any. However, as discussed above in Part I, Item 3, “Legal Proceedings,” there are numerous future developments that may arise as a result of the Macondo well incident that could have a material adverse effect on our liquidity.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2012, including $277 million of surety bonds related to Venezuela. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. Credit ratings for our long-term debt remain A2 with Moody’s Investors Service and A with Standard & Poor’s. The credit ratings on our short-term debt remain P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. For example, we continue to see delays in receiving payment on our receivables from one of our primary customers in Venezuela. Our total outstanding trade receivables in Venezuela at December 31, 2012 were $491 million, which represents approximately 9% of our gross trade receivables at that date. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industry we serve is highly competitive with many substantial competitors in each segment. In 2012, 2011, and 2010, based on the location of services provided and products sold, 53%, 55%, and 46% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, foreign currency exchange restrictions, and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

Average Oil Prices (dollars per barrel)	2012	2011	2010
West Texas Intermediate	$94.15	$95.13	$79.36
United Kingdom Brent	111.60	111.53	79.66

Average United States Natural Gas Prices (dollars per thousand cubic feet, or Mcf)
Henry Hub	$2.81	$4.09	$4.52

The historical yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

Land vs. Offshore	2012	2011	2010
United States:
Land	1,872	1,843	1,509
Offshore (incl. Gulf of Mexico)	47	32	32
Total	1,919	1,875	1,541
Canada:
Land	363	422	349
Offshore	1	1	2
Total	364	423	351
International (excluding Canada):
Land	931	863	789
Offshore	303	304	305
Total	1,234	1,167	1,094
Worldwide total	3,517	3,465	2,986
Land total	3,166	3,128	2,647
Offshore total	351	337	339

Oil vs. Natural Gas	2012	2011	2010
United States (incl. Gulf of Mexico):
Oil	1,359	984	593
Natural gas	560	891	948
Total	1,919	1,875	1,541
Canada:
Oil	261	282	201
Natural gas	103	141	150
Total	364	423	351
International (excluding Canada):
Oil	984	918	840
Natural gas	250	249	254
Total	1,234	1,167	1,094
Worldwide total	3,517	3,465	2,986
Oil total	2,604	2,184	1,634
Natural gas total	913	1,281	1,352

Drilling Type	2012	2011	2010
United States (incl. Gulf of Mexico):
Horizontal	1,151	1,074	822
Vertical	552	571	501
Directional	216	230	218
Total	1,919	1,875	1,541

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.

WTI oil prices, which generally influence customer spending in North America, have fluctuated throughout 2012, ranging from a high of $109 per barrel in February to a low of $78 per barrel in June. Outside of North America, customer spending is heavily influenced by Brent oil prices, which have fluctuated during 2012 from a high of $128 per barrel in March to a low of $89 per barrel in June. Prices were somewhat volatile as geopolitical tension in the Middle East, global economic uncertainty surrounding the European debt crisis, and slower growth expectations in China and Brazil impacted demand. The outlook for world petroleum demand for 2013 is mixed, with the International Energy Agency’s (IEA) January 2013 “Oil Market Report” forecasting a 1% increase in petroleum demand from 2012 levels. The IEA expects modest declines in mature economies to be more than offset by relatively strong growth in emerging markets, particularly in China.
Henry Hub natural gas prices declined during the first half of 2012 due to a mild winter and strong production levels associated with unconventional drilling activity. During the second half of 2012, decreased natural gas drilling activity resulted in lower natural gas storage injections relative to expectations. This, coupled with increased natural gas demand from the power generation sector due to a warm summer, resulted in higher natural gas prices. Natural gas prices during 2012 ranged from a low of $1.82 per Mcf in April to a high of $3.77 per Mcf in November. Near the end of 2012 and into early-2013, natural gas prices began to decline due to warmer than normal weather. The United States Energy Information Administration (EIA) January 2013 “Short Term Energy Outlook” forecast expects Henry Hub natural gas prices to average $3.74 per Mcf in 2013 compared to $2.81 per Mcf in 2012.
The outlook for activity thus faces some uncertainties as the global economy continues to recover. However, we believe that, over the long-term, hydrocarbon demand will generally increase, and this, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities. In North America during 2012, the average natural gas directed rig count fell by 369 rigs, or 36%, from 2011, while the average oil directed rig count has increased by 354 rigs, or 28%, over the same period. The curtailment of natural gas drilling activity along with an influx of stimulation equipment into the industry have resulted in overcapacity and pricing pressure for hydraulic fracturing services, which we expect to persist through 2013. In addition, our higher priced guar inventory negatively impacted our margins for our Production Enhancement product service line in 2012.
Going forward, we expect North America rig count to grow from current levels but to average down slightly for the full year 2013 in comparison to the full year 2012. However, we are seeing higher well efficiencies due to increased pad drilling, more 24 hour operations, rig fleet upgrades, and significant advancements in drilling and completion technologies. In 2012, we saw average drilling days per horizontal well drop approximately 15% compared to 2011 and we anticipate continued efficiency improvement in 2013. We believe this continued shift towards efficiency will bode well for us in the coming years. In the long run, we believe the shift to unconventional oil, liquids-rich, and natural gas basins in North America will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will have beneficial implications for our operations.
In the Gulf of Mexico, deepwater drilling activity has returned to levels experienced before the Macondo incident. In some cases, the timing of our customers' projects was disrupted during the third quarter of 2012 due to Hurricane Issac. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases during 2012, with the average international rig count improving 6% over 2011. These volume increases have led to a meaningful absorption of equipment supply and we are now seeing opportunities for price improvements in select geographies. However, we anticipate moderate margin improvements and gradual activity increases, although the operator spending outlook could be impacted by ongoing macroeconomic concerns.
We believe that international growth in 2013 will come from a combination of several factors, including volume increases as we ramp up on recent wins and new projects, from continued improvement in those markets where we have made strategic investments, from the introduction of new technology, and from increased pricing and cost recovery on select contracts. We also believe that international unconventional oil and natural gas, mature field, and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.
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

As of December 31, 2012, our total net investment in Venezuela was approximately $328 million, including net monetary assets of $74 million denominated in Bolívar Fuerte. At December 31, 2012, our total outstanding trade receivables in Venezuela were $491 million, which represented approximately 9% of our gross trade receivables at that date. We continue to see delays in receiving payment on our receivables from our primary customer in Venezuela. In addition, at December 31, 2012 we had $277 million of surety bond guarantees outstanding relating to our Venezuelan operations.
In February 2013, the Venezuelan government announced a devaluation of the Bolívar Fuerte, from the preexisting exchange rate of 4.3 Bolívar Fuertes per United States dollar to 6.3 Bolívar Fuertes per United States dollar. As a result of the devaluation, we are estimating a foreign currency loss of approximately $30 million in the first quarter of 2013. The February devaluation did not impact our 2012 results of operations, financial position, or cash flows. Further devaluation of the Bolívar Fuerte could impact our operations. For additional information, see Part I, Item 1(a), “Risk Factors” in this Form 10-K.

RESULTS OF OPERATIONS IN 2012 COMPARED TO 2011

REVENUE:			Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$17,380	$15,143	$2,237	15%
Drilling and Evaluation	11,123	9,686	1,437	15
Total revenue	$28,503	$24,829	$3,674	15%

By geographic region:
Completion and Production:
North America	$12,157	$10,907	$1,250	11%
Latin America	1,415	1,117	298	27
Europe/Africa/CIS	2,099	1,746	353	20
Middle East/Asia	1,709	1,373	336	24
Total	17,380	15,143	2,237	15
Drilling and Evaluation:
North America	3,847	3,506	341	10
Latin America	2,279	1,865	414	22
Europe/Africa/CIS	2,411	2,210	201	9
Middle East/Asia	2,586	2,105	481	23
Total	11,123	9,686	1,437	15
Total revenue by region:
North America	16,004	14,413	1,591	11
Latin America	3,694	2,982	712	24
Europe/Africa/CIS	4,510	3,956	554	14
Middle East/Asia	4,295	3,478	817	23

OPERATING INCOME:			Favorable	Percentage
Millions of dollars	2012	2011	(Unfavorable)	Change
Completion and Production	$3,144	$3,733	$(589)	(16)%
Drilling and Evaluation	1,675	1,403	272	19
Corporate and other	(660)	(399)	(261)	65
Total operating income	$4,159	$4,737	$(578)	(12)%

By geographic region:
Completion and Production:
North America	$2,260	$3,341	$(1,081)	(32)%
Latin America	206	159	47	30
Europe/Africa/CIS	347	48	299	623
Middle East/Asia	331	185	146	79
Total	3,144	3,733	(589)	(16)
Drilling and Evaluation:
North America	680	641	39	6
Latin America	393	305	88	29
Europe/Africa/CIS	246	191	55	29
Middle East/Asia	356	266	90	34
Total	1,675	1,403	272	19
Total operating income by region
(excluding Corporate and other):
North America	2,940	3,982	(1,042)	(26)
Latin America	599	464	135	29
Europe/Africa/CIS	593	239	354	148
Middle East/Asia	687	451	236	52

The 15% increase in consolidated revenue in 2012 compared to 2011 was primarily due to higher activity in Latin America, Middle East/Asia, and North America. On a consolidated basis, all product service lines experienced revenue growth from 2011. Revenue outside of North America was 44% of consolidated revenue in 2012 and 42% of consolidated revenue in 2011.
The 12% decrease in consolidated operating income compared to 2011 was mainly due to higher costs, particularly of guar gum, and pricing pressure for production enhancement services in North America. Operating income in 2012 was negatively impacted by a $300 million, pre-tax, loss contingency related to the Macondo well incident reflected in Corporate and other expenses. Additionally, our results were impacted by a $48 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition in the Latin America and North America regions as well as a $20 million, pre-tax, gain related to the settlement of a patent infringement lawsuit that was recorded in Corporate and other expense. Operating income in 2011 was adversely impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in the Europe/Africa/CIS region, $11 million, pre-tax, of employee separation costs in the Eastern Hemisphere, and a $59 million, pre-tax, charge in Libya, to reserve for certain doubtful accounts receivable and inventory. During 2012, we received $42 million related to the Libya reserve that was established in 2011 for receivables.
Following is a discussion of our results of operations by reportable segment.

Completion and Production increase in revenue compared to 2011 was primarily a result of strong international growth. North America revenue rose 11%, primarily due to increased cementing services and completions tools sales, as well as higher activity in production enhancement from an increased demand for hydraulic fracturing in the United States. Latin America revenue increased 27% due to improved activity in most product service lines in Mexico, Brazil, and Venezuela. Europe/Africa/CIS revenue increased 20%, driven by strong demand for completion tools across the region and increased cementing services in Mozambique and Nigeria. Middle East/Asia revenue grew 24% due to higher activity in all product service lines in Australia, Malaysia, and Indonesia, partially offset by lower completion tools sales in China and decreased activity in Singapore. Revenue outside of North America was 30% of total segment revenue in 2012 and 28% of total segment revenue in 2011.
The Completion and Production segment operating income decrease compared to 2011 was primarily due to the North America region, where operating income fell $1.1 billion as a result of pricing pressure in the production enhancement product service line and rising costs, particularly related to guar gum. Latin America operating income increased 30% due to higher demand for completion tools in Mexico and Brazil, partially offset by higher costs and pricing adjustments in Argentina and Colombia. Europe/Africa/CIS operating income grew $299 million compared to 2011 due to the recovery from activity disruptions in North Africa, including collections in 2012 of $29 million from the original $36 million Libya-related reserve recognized in 2011 for certain accounts receivable and inventory. Middle East/Asia operating income increased 79% due to cost controls in Iraq, higher activity levels in Oman, and increased demand for production enhancement and cementing services in Australia.
Drilling and Evaluation revenue increased 15% compared to 2011 as drilling activity improved across all regions, especially Middle East/Asia and Latin America. North America revenue grew 10% due to increased demand for drilling fluids. Latin America revenue increased 22% due to higher demand in most product services lines in Brazil, Mexico, Venezuela, and Colombia. Europe/Africa/CIS revenue increased 9% due to improved drilling service in Tanzania, Nigeria, and the United Kingdom, partially offset by service disruptions in Algeria. Middle East/Asia revenue rose 23% primarily due to the ongoing work in Iraq and Saudi Arabia, increased activity in Malaysia, and higher wireline direct sales. Revenue outside North America was 65% of total segment revenue in 2012 and 64% of total segment revenue in 2011.
Segment operating income compared to 2011 increased 19%, primarily due to increased activity in Middle East/Asia and Latin America. North America operating income increased 6% from increased demand for drilling fluids and wireline and perforating, which offset higher consulting and project management costs. Latin America operating income grew 29% as a result of activity increases in Mexico, Venezuela, and Brazil. The Europe/Africa/CIS region operating income grew 29% due to greater activity in Nigeria and the recovery in Libya where $13 million of the original $23 million reserve from 2011 mentioned above was collected in 2012, which more than offset higher costs in Norway. Middle East/Asia operating income increased 34% mainly due to increased activity in Malaysia and Saudi Arabia.
Corporate and other expenses were $660 million in 2012 compared to $399 million in 2011. The 65% increase was primarily due to a $300 million, pre-tax, loss contingency recorded in 2012 related to the Macondo well incident as well as additional expenses in 2012 associated with strategic investments in our operating model and creating competitive advantages by repositioning our technology, supply chain, and manufacturing infrastructure. These items were partially offset by, among other things, a $20 million, pre-tax, gain recorded in 2012 related to the settlement of a patent infringement lawsuit.

NONOPERATING ITEMS
Interest expense, net of interest income increased $35 million in 2012 compared to 2011 primarily due to higher interest costs incurred resulting from our issuance of $1.0 billion of senior notes in the fourth quarter of 2011.
Other, net increased $14 million from 2011 due primarily to foreign currency fluctuations.
Income (loss) from discontinued operations, net increased $224 million in 2012 compared to 2011, primarily due to a $163 million charge, after-tax, recognized in 2011 for an arbitration award against our former subsidiary, KBR, relating to the Barracuda-Caratinga project, a project for which we had provided a guarantee of KBR's obligations. In 2012, we recorded an $80 million tax benefit in discontinued operations related to a $219 million payment we made to BCLC under that guarantee.

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
The 57% increase in consolidated operating income compared to 2010 was mainly due to improved pricing and increased demand in North America, particularly in our Completion and Production division. Operating income in 2011 was adversely impacted by a $25 million, pre-tax, impairment charge on an asset held for sale in the Europe/Africa/CIS region, $11 million, pre-tax, of employee separation costs in the Eastern Hemisphere, and a $59 million, pre-tax, charge in Libya, to reserve for certain doubtful accounts receivable and inventory. Operating income in 2010 was adversely impacted by a $50 million non-cash impairment charge for an oil and natural gas property in Bangladesh.
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

The Completion and Production segment operating income increase compared to 2010 was primarily due to the North America region, where operating income grew $1.9 billion on higher demand for production enhancement services in unconventional basins located in the United States land market. Latin America operating income increased 38% due to higher demand for cementing services in Colombia, Brazil, and Argentina, partially offset by higher costs and pricing adjustments in Mexico. Europe/Africa/CIS operating income declined 84% due to an impairment charge on an asset held for sale and activity disruptions in North Africa, including the Libya-related reserve for certain account receivables and inventory. Middle East/Asia operating income decreased 4% due to higher costs across most of the region and higher start-up costs associated with the commencement of work in Iraq, which were partially offset by higher activity levels in Australia, Malaysia, and Indonesia.
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
Segment operating income compared to 2010 increased 16% due to increased activity in North America and Latin America, partially offset by lower activity associated with the disruptions in North Africa and less favorable pricing in the Eastern Hemisphere. North America operating income increased 42% from improved pricing and increased demand for most of our services and products. Latin America operating income grew 74% as a result of activity increases in Mexico, Venezuela, and Brazil. The Europe/Africa/CIS region operating income fell 33% due to costs associated with activity disruptions in North Africa, including the reserve charge for certain account receivables and inventory, partially offset by improved drilling service in Norway and Nigeria and higher fluid demand in Angola. Middle East/Asia operating income decreased 12% mainly due to start-up costs associated with the commencement of work in Iraq and higher costs in Saudi Arabia. Operating income in 2010 was adversely impacted by a $50 million non-cash impairment charge for an oil and natural gas property in Bangladesh.
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
Income (loss) from discontinued operations, net decreased $206 million in 2011 compared to 2010 primarily due to a $163 million charge, after-tax, recognized in 2011 related to a ruling in an arbitration proceeding between BCLC and our former subsidiary, KBR, whom we agreed to indemnify.

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

We have operations in approximately 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. No single jurisdiction has a disproportionately low tax rate. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year.
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
Legal, environmental, and investigation matters
As discussed in Note 8 of our consolidated financial statements, as of December 31, 2012, we have accrued an estimate of the probable and estimable costs for the resolution of some of these legal, environmental, and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.
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
Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We test goodwill for impairment annually, during the third quarter, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test our reporting units are the same as our reportable segments, the Completion and Production division and the Drilling and Evaluation division. Beginning in 2011, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Based on our qualitative assessment of goodwill in 2012 and 2011, we concluded that it was more likely than not that the fair value of each of our reporting units was greater than their carrying amount, and therefore no further testing was required. Our goodwill impairment assessment for 2010 indicated the fair value of each of our reporting units exceeded its carrying amount by a significant margin. See Note 1 to the consolidated financial statements for accounting policies related to long-lived assets and intangible assets.

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
The weighted-average discount rate utilized in 2012 to determine the projected benefit obligation at the measurement date for our United Kingdom pension plan, which constituted 78% of our international plans’ pension obligations, was 4.6%, compared to a discount rate of 4.9% utilized in 2011. The expected long-term rate of return assumption used for our United Kingdom pension plan expense in 2012 and 2011 was 6.7%. The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our United Kingdom pension plan.

	Effect on
Millions of dollars	Pretax Pension Expense in 2012	Pension Benefit Obligation at December 31, 2012
25-basis-point decrease in discount rate	$1	$45
25-basis-point increase in discount rate	(1)	(43)
25-basis-point decrease in expected long-term rate of return	2	NA
25-basis-point increase in expected long-term rate of return	(2)	NA

Our international defined benefit plans reduced pretax income by $26 million in 2012, $27 million in 2011, and $28 million in 2010. Included in these amounts was income from expected pension returns of $45 million in 2012, $47 million in 2011, and $43 million in 2010. Actual returns on international plan assets totaled $87 million in 2012, compared to $13 million in 2011. Our net actuarial loss, net of tax, related to international pension plans at December 31, 2012 was $208 million. In our international plans where employees earn additional benefits for continued service, actuarial gains and losses are being recognized in operating income over a period of 12 to 18 years, which represents the estimated average remaining service of the participant group expected to receive benefits. In our international plans where benefits are not accrued for continued service, actuarial gains and losses are being recognized in operating income over a period of one to 35 years, which represents the estimated average remaining lifetime of the benefit obligations. The broad range of one to 35 years reflects varying maturity levels among these plans.
During 2012, we made contributions of $24 million to fund our international defined benefit plans. We expect to make contributions of approximately $16 million to our international defined benefit plans in 2013.
The actuarial assumptions used in determining our pension benefit obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. See Note 14 to the consolidated financial statements for further information related to defined benefit and other postretirement benefit plans.
Allowance for bad debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation, and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. Our estimates of allowances for bad debts have historically been accurate. Over the last five years, our estimates of allowances for bad debts, as a percentage of notes and accounts receivable before the allowance, have ranged from 1.6% to 3.0%. At December 31, 2012, allowance for bad debts totaled $92 million, or 1.6% of notes and accounts receivable before the allowance. At December 31, 2011, allowance for bad debts totaled $137 million, or 2.7% of notes and accounts receivable before the allowance. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2012 would have resulted in a $58 million adjustment to 2012 total operating costs and expenses. See Note 3 to the consolidated financial statements for further information.
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
At least quarterly, significant projects are reviewed in detail by senior management. There are many factors that impact future costs, including weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in Item 1(a), “Risk Factors.” These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Currently, long-term contracts accounted for under the percentage-of-completion method of accounting do not comprise a significant portion of our business. See Note 1 to the consolidated financial statements for further information.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we had no material off balance sheet arrangements, except for operating leases. For information on our contractual obligations related to operating leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Significant uses of cash – Future uses of cash.”

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
The notional amounts of open forward exchange contracts were $324 million at December 31, 2012 and $268 million at December 31, 2011. The notional amounts of our forward exchange contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2012 would result in a $75 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars.
Interest rate risk
We are subject to interest rate risk on our long-term debt and some of our long-term investments in fixed income securities. Our short-term investments in fixed income securities and short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $4.8 billion at both December 31, 2012 and December 31, 2011, with none maturing before May 2017. We also had $128 million of long-term investments in fixed income securities at December 31, 2012 with maturities that extend through December 2015.
We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. We hold a series of interest rate swaps relating to two of our debt instruments with a total notional amount of $1.0 billion at a weighted-average, LIBOR-based, floating rate of 3.3% as of December 31, 2012. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our consolidated balance sheets as of December 31, 2012 and December 31, 2011. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2). These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At December 31, 2012, we had fixed rate debt aggregating $3.8 billion and variable rate debt aggregating $1.0 billion, after taking into account the effects of the interest rate swaps. The fair value of our interest rate swaps was not material as of December 31, 2012 or December 31, 2011.
After consideration of the impact from the interest rate swaps, a hypothetical 100 basis point increase in the LIBOR rate would result in approximately an additional $10 million of interest charges for the year ended December 31, 2012.
Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments in fixed income securities, and trade receivables. It is our practice to place our cash equivalents and investments in fixed income securities in high quality investments with various institutions. We derive the majority of our revenue from selling products and providing services to the energy industry. Within the energy industry, our trade receivables are generated from a broad and diverse group of customers, although a significant amount of our trade receivables are generated in the United States. We maintain an allowance for losses based upon the expected collectability of all trade accounts receivable.
We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet, and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 8 to the consolidated financial statements, Part I, Item 1(a), “Risk Factors,” and Item 3, “Legal Proceedings – Environmental.”

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.
The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ David J. Lesar	/s/ Mark A. McCollum
David J. Lesar	Mark A. McCollum
Chairman of the Board,	Executive Vice President and
President, and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Halliburton Company:

We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of Halliburton Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halliburton Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2013 expressed an unqualified opinion on the effectiveness of Halliburton Company's internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 11, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Halliburton Company:
We have audited Halliburton Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Halliburton Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Halliburton Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Halliburton Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 11, 2013

HALLIBURTON COMPANY Consolidated Statements of Operations

	Year Ended December 31
Millions of dollars and shares except per share data	2012	2011	2010
Revenue:
Services	$22,196	$19,692	$13,779
Product sales	6,307	5,137	4,194
Total revenue	28,503	24,829	17,973
Operating costs and expenses:
Cost of services	18,747	15,432	11,227
Cost of sales	5,322	4,379	3,508
General and administrative	275	281	229
Total operating costs and expenses	24,344	20,092	14,964
Operating income	4,159	4,737	3,009
Interest expense, net of interest income of $7, $5, and $11	(298)	(263)	(297)
Other, net	(39)	(25)	(57)
Income from continuing operations before income taxes	3,822	4,449	2,655
Provision for income taxes	(1,235)	(1,439)	(853)
Income from continuing operations	2,587	3,010	1,802
Income (loss) from discontinued operations, net of income tax (provision) benefit of $82, $(18), and $75	58	(166)	40
Net income	$2,645	$2,844	$1,842
Noncontrolling interest in net income of subsidiaries	(10)	(5)	(7)
Net income attributable to company	$2,635	$2,839	$1,835
Amounts attributable to company shareholders:
Income from continuing operations	$2,577	$3,005	$1,795
Income (loss) from discontinued operations, net	58	(166)	40
Net income attributable to company	$2,635	$2,839	$1,835
Basic income per share attributable to company shareholders:
Income from continuing operations	$2.78	$3.27	$1.98
Income (loss) from discontinued operations, net	0.07	(0.18)	0.04
Net income per share	$2.85	$3.09	$2.02
Diluted income per share attributable to company shareholders:
Income from continuing operations	$2.78	$3.26	$1.97
Income (loss) from discontinued operations, net	0.06	(0.18)	0.04
Net income per share	$2.84	$3.08	$2.01

Basic weighted average common shares outstanding	926	918	908
Diluted weighted average common shares outstanding	928	922	911
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income

	Year Ended December 31
Millions of dollars	2012	2011	2010
Net income	$2,645	$2,844	$1,842
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	(33)	(34)	(27)
Other	(3)	—	(1)
Other comprehensive loss, net of income taxes	(36)	(34)	(28)
Comprehensive income	$2,609	$2,810	$1,814
Comprehensive loss attributable to noncontrolling interest	(10)	(4)	(6)
Comprehensive income attributable to company shareholders	$2,599	$2,806	$1,808
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2012	2011
Assets
Current assets:
Cash and equivalents	$2,484	$2,698
Receivables (less allowance for bad debts of $92 and $137)	5,787	5,084
Inventories	3,186	2,570
Current deferred income taxes	351	321
Other current assets	1,278	904
Total current assets	13,086	11,577
Property, plant, and equipment, net of accumulated depreciation of $8,056 and $7,096	10,257	8,492
Goodwill	2,135	1,776
Other assets	1,932	1,832
Total assets	$27,410	$23,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,041	$1,826
Accrued employee compensation and benefits	930	862
Deferred revenue	307	309
Other current liabilities	1,474	1,124
Total current liabilities	4,752	4,121
Long-term debt	4,820	4,820
Employee compensation and benefits	607	534
Other liabilities	1,441	986
Total liabilities	11,620	10,461
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,073 and 1,073 shares	2,682	2,683
Paid-in capital in excess of par value	486	455
Accumulated other comprehensive loss	(309)	(273)
Retained earnings	17,182	14,880
Treasury stock, at cost – 144 and 152 shares	(4,276)	(4,547)
Company shareholders’ equity	15,765	13,198
Noncontrolling interest in consolidated subsidiaries	25	18
Total shareholders’ equity	15,790	13,216
Total liabilities and shareholders’ equity	$27,410	$23,677
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Cash Flows

	Year Ended December 31
Millions of dollars	2012	2011	2010
Cash flows from operating activities:
Net income	$2,645	$2,844	$1,842
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	1,628	1,359	1,119
Loss contingency for Macondo well incident	300	—	—
(Benefit) provision for deferred income taxes, continuing operations	165	(30)	124
(Income) loss from discontinued operations, net	(58)	166	(40)
Other changes:
Receivables	(682)	(1,218)	(902)
Inventories	(611)	(564)	(331)
Accounts payable	200	649	330
Other	67	478	70
Total cash flows from operating activities	3,654	3,684	2,212
Cash flows from investing activities:
Capital expenditures	(3,566)	(2,953)	(2,069)
Purchases of investment securities	(506)	(501)	(1,282)
Sales of property, plant, and equipment	395	160	227
Sales of investment securities	258	1,001	1,925
Acquisitions of business assets, net of cash acquired	(214)	(880)	(523)
Other investing activities	(55)	(17)	(33)
Total cash flows from investing activities	(3,688)	(3,190)	(1,755)
Cash flows from financing activities:
Dividends to shareholders	(333)	(330)	(327)
Proceeds from exercises of stock options	107	160	102
Payments to reacquire common stock	(33)	(43)	(141)
Proceeds from long-term borrowings, net of offering costs	—	978	—
Payments on long-term borrowings	—	—	(790)
Other financing activities	87	68	42
Total cash flows from financing activities	(172)	833	(1,114)
Effect of exchange rate changes on cash	(8)	(27)	(27)
Increase (decrease) in cash and equivalents	(214)	1,300	(684)
Cash and equivalents at beginning of year	2,698	1,398	2,082
Cash and equivalents at end of year	$2,484	$2,698	$1,398
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$294	$261	$310
Income taxes	$1,098	$1,285	$804
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity

	Company Shareholders’ Equity
Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest in Consolidated Subsidiaries	Total
Balance at December 31, 2009	$2,669	$411	$(5,002)	$10,863	$(213)	$29	$8,757
Cash dividends paid ($0.36 per share)	—	—	—	(327)	—	—	(327)
Stock plans	5	(37)	225	—	—	—	193
Common shares repurchased	—	—	(114)	—	—	—	(114)
Tax loss from exercise of options and restricted stock	—	(18)	—	—	—	—	(18)
Other	—	—	—	—	—	(21)	(21)
Total dividends and other transactions with shareholders	5	(55)	111	(327)	—	(21)	(287)
Treasury shares issued for acquisition	—	(17)	120	—	—	—	103
Comprehensive income (loss):
Net income	—	—	—	1,835	—	7	1,842
Other comprehensive income (loss):
Defined benefit and other postretirement plans adjustments, net	—	—	—	—	(26)	(1)	(27)
Other	—	—	—	—	(1)	—	(1)
Total comprehensive income	—	—	—	1,835	(27)	6	1,814
Balance at December 31, 2010	$2,674	$339	$(4,771)	$12,371	$(240)	$14	$10,387
Cash dividends paid ($0.36 per share)	—	—	—	(330)	—	—	(330)
Stock plans	9	82	224	—	—	—	315
Tax loss from exercise of options and restricted stock	—	34	—	—	—	—	34
Total dividends and other transactions with shareholders	9	116	224	(330)	—	—	19
Comprehensive income (loss):
Net income	—	—	—	2,839	—	5	2,844
Other comprehensive income (loss):
Defined benefit and other postretirement plans adjustments, net	—	—	—	—	(33)	(1)	(34)
Total comprehensive income	—	—	—	2,839	(33)	4	2,810
Balance at December 31, 2011	$2,683	$455	$(4,547)	$14,880	$(273)	$18	$13,216
Cash dividends paid ($0.36 per share)	—	—	—	(333)	—	—	(333)
Stock plans	(1)	25	271	—	—	—	295
Other	—	6	—	—	—	(3)	3
Total dividends and other transactions with shareholders	(1)	31	271	(333)	—	(3)	(35)
Comprehensive income (loss):
Net income	—	—	—	2,635	—	10	2,645
Other comprehensive income (loss):
Defined benefit and other postretirement plans adjustments, net	—	—	—	—	(33)	—	(33)
Other	—	—	—	—	(3)	—	(3)
Total comprehensive income	—	—	—	2,635	(36)	10	2,609
Balance at December 31, 2012	$2,682	$486	$(4,276)	$17,182	$(309)	$25	$15,790
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
We believe the most significant estimates and assumptions are associated with the forecasting of our effective income tax rate and the valuation of deferred taxes, legal and environmental reserves, long-lived asset valuations, purchase price allocations, pensions, allowance for bad debts, and percentage-of-completion accounting for long-term contracts. Ultimate results could differ from our estimates.
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
In 2012, we adopted the provisions of new accounting standards. See Note 15 for further information. All periods presented reflect these changes.
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
Research and development
Research and development costs are expensed as incurred. Research and development costs were $460 million in 2012, $401 million in 2011, and $366 million in 2010.
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
Goodwill and other intangible assets
We record as goodwill the excess purchase price over the fair value of the tangible and identifiable intangible assets acquired.
The changes in the carrying amount of goodwill are detailed below by reportable segment.

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2010:	$767	$548	$1,315
Current year acquisitions	411	13	424
Purchase price adjustments for previous acquisitions	37	—	37
Balance at December 31, 2011:	$1,215	$561	$1,776
Current year acquisitions	100	62	162
Purchase price adjustments for previous acquisitions	196	1	197
Balance at December 31, 2012:	$1,511	$624	$2,135

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently should negative conditions such as significant current or projected operating losses exist. Beginning in 2011, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Based on our qualitative assessment of goodwill in 2012 and 2011, we concluded that it was more likely than not that the fair value of each of our reporting units was greater than their carrying amount, and therefore no further testing was required. Our goodwill impairment assessment for 2010 indicated the fair value of each of our reporting units exceeded its carrying amount by a significant margin. In addition, there were no triggering events that occurred in 2012, 2011, or 2010 requiring us to perform additional impairment reviews. As such, there were no impairments of goodwill recorded in the three-year period ended December 31, 2012.
We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from three to twenty years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks, and customer lists and contracts.
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
Stock-based compensation
Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods to reflect actual forfeitures. See Note 11 for additional information related to stock-based compensation.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
Completion and Production delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Halliburton Production Enhancement, Cementing, Completion Tools, Boots & Coots, and Multi-Chem. Effective January 1, 2013, Halliburton Artificial Lift will be included as a product service line within this segment.
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
Completion Tools provides downhole solutions and services to our customers to complete their wells, including well completion products and services, intelligent well completions, liner hanger systems, sand control systems, and service tools.
Boots & Coots includes well intervention services, pressure control, equipment rental tools and services, and pipeline and process services.
Multi-Chem includes oilfield production and completion chemicals and services that address production, processing, and transportation challenges.
Drilling and Evaluation provides field and reservoir modeling, drilling, evaluation, and wellbore placement solutions that enable customers to model, measure, and optimize their well construction activities. The segment consists of Halliburton Drill Bits and Services, Wireline and Perforating, Testing and Subsea, Baroid, Sperry Drilling, Landmark Software and Services, and Halliburton Consulting and Project Management.
Halliburton Drill Bits and Services provides roller cone rock bits, fixed cutter bits, hole enlargement, and related downhole tools and services used in drilling oil and natural gas wells. In addition, coring equipment and services are provided to acquire cores of the formation drilled for evaluation.
Wireline and Perforating services include open-hole logging services that provide information on formation evaluation and reservoir fluid analysis, including formation lithology, rock properties, and reservoir fluid properties. Also offered are cased-hole and slickline services, which provide perforating, pipe recovery services, through-casing formation evaluation and reservoir monitoring, casing and cement integrity measurements, and well intervention services. Borehole seismic services include downhole seismic operations check-shots and vertical seismic profiles, and provide the link between surface seismic and the wellbore. Finally, formation and reservoir solutions transform formation evaluation data into reservoir insight through geoscience solutions.
Testing and Subsea services provide acquisition and analysis of dynamic reservoir information and reservoir optimization solutions to the oil and natural gas industry through a broad portfolio of test tools, data acquisition services, fluid sampling, surface well testing, and subsea safety systems.
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
Landmark Software and Services is a supplier of integrated exploration, drilling and production software, and related professional and data management services for the upstream oil and natural gas industry.
Halliburton Consulting and Project Management provides oilfield project management and integrated solutions to independent, integrated, and national oil companies. These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and natural gas assets.
Corporate and other includes expenses related to support functions and corporate executives and is primarily composed of cash and equivalents, deferred tax assets, and investment securities. Also included are certain gains and losses not attributable to a particular business segment, such as the $300 million loss contingency related to the Macondo well incident recorded in “Corporate and other” during the first quarter of 2012.
Intersegment revenue and revenue between geographic areas are immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for under the equity method of accounting is included in revenue and operating income of the applicable segment.

The following tables present information on our business segments.

Operations by business segment
	Year Ended December 31
Millions of dollars	2012	2011	2010
Revenue:
Completion and Production	$17,380	$15,143	$9,997
Drilling and Evaluation	11,123	9,686	7,976
Total revenue	$28,503	$24,829	$17,973

Operating income:
Completion and Production	$3,144	$3,733	$2,032
Drilling and Evaluation	1,675	1,403	1,213
Total operations	4,819	5,136	3,245
Corporate and other	(660)	(399)	(236)
Total operating income	$4,159	$4,737	$3,009
Interest expense, net of interest income	$(298)	$(263)	$(297)
Other, net	(39)	(25)	(57)
Income from continuing operations before income taxes	$3,822	$4,449	$2,655
Capital expenditures:
Completion and Production	$2,177	$1,669	$1,010
Drilling and Evaluation	1,318	1,231	1,058
Corporate and other	71	53	1
Total	$3,566	$2,953	$2,069
Depreciation, depletion, and amortization:
Completion and Production	$843	$680	$537
Drilling and Evaluation	783	676	578
Corporate and other	2	3	4
Total	$1,628	$1,359	$1,119

	December 31
Millions of dollars	2012	2011
Total assets:
Completion and Production	$13,313	$10,953
Drilling and Evaluation	9,290	8,212
Shared assets	1,376	1,249
Corporate and other	3,431	3,263
Total	$27,410	$23,677

Not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant, and equipment (including field service equipment), equity in and advances to related companies, and goodwill. The remaining assets, such as cash and equivalents, are considered to be shared among the segments.

Revenue by country is determined based on the location of services provided and products sold.

Operations by geographic area
	Year Ended December 31
Millions of dollars	2012	2011	2010
Revenue:
United States	$15,057	$13,548	$8,209
Other countries	13,446	11,281	9,764
Total	$28,503	$24,829	$17,973

	December 31
Millions of dollars	2012	2011
Long-lived assets:
United States	$7,219	$6,602
Other countries	6,633	5,189
Total	$13,852	$11,791

Note 3. Receivables
Our trade receivables are generally not collateralized. At December 31, 2012 and December 31, 2011, 36% and 45% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.
The following table presents a rollforward of our allowance for bad debts for 2010, 2011, and 2012.

Millions of dollars	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance at End of Period
Year ended December 31, 2010	$90	$5	$(4)	$91
Year ended December 31, 2011	91	53	(7)	137
Year ended December 31, 2012	137	(40)	(5)	92

Note 4. Inventories
Inventories are stated at the lower of cost or market. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $139 million at December 31, 2012 and $160 million at December 31, 2011. If the average cost method had been used, total inventories would have been $41 million higher than reported at December 31, 2012 and $36 million higher than reported at December 31, 2011. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

	December 31
Millions of dollars	2012	2011
Finished products and parts	$2,264	$1,801
Raw materials and supplies	793	673
Work in process	129	96
Total	$3,186	$2,570

Finished products and parts are reported net of obsolescence reserves of $114 million at December 31, 2012 and $108 million at December 31, 2011.

Note 5. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2012	2011
Land	$145	$123
Buildings and property improvements	1,861	1,609
Machinery, equipment, and other	16,307	13,856
Total	18,313	15,588
Less accumulated depreciation	8,056	7,096
Net property, plant, and equipment	$10,257	$8,492

Classes of assets, excluding oil and natural gas investments, are depreciated over the following useful lives:

	Buildings and Property Improvements
	2012	2011
1 - 10 years	14%	13%
11 - 20 years	46%	47%
21 - 30 years	14%	13%
31 - 40 years	26%	27%

	Machinery, Equipment, and Other
	2012	2011
1 - 5 years	20%	19%
6 - 10 years	74%	75%
11 - 20 years	6%	6%

Note 6. Debt
Long-term debt consisted of the following at both December 31, 2012 and 2011:

Millions of dollars
6.15% senior notes due September 2019	$997
7.45% senior notes due September 2039	995
6.7% senior notes due September 2038	800
3.25% senior notes due November 2021	498
4.5% senior notes due November 2041	498
5.9% senior notes due September 2018	400
7.6% senior debentures due August 2096	293
8.75% senior debentures due February 2021	184
Other	155
Total long-term debt	$4,820

Senior debt
All of our senior notes and debentures rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments, and have no sinking fund requirements. We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 7.6% and 8.75% senior debentures may not be redeemed prior to maturity.
Revolving credit facilities
We have an unsecured $2.0 billion five-year revolving credit facility expiring in 2016. The purpose of the facility is to provide general working capital and credit for other corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2012.
Debt maturities
$45 million of our long-term debt is due in 2017. The remainder is due in 2018 and thereafter.

Note 7. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement and a Tax Sharing Agreement. We recorded a liability reflecting the estimated fair value of the indemnities provided to KBR as described below. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” Amounts accrued relating to our KBR liabilities are primarily included in “Other liabilities” in our consolidated balance sheets and totaled $219 million as of December 31, 2012 and $201 million as of December 31, 2011.
Barracuda-Caratinga arbitration
We agreed to provide indemnification in favor of KBR under the Master Separation Agreement for liabilities KBR may incur after the effective date of the Master Separation Agreement as a result of certain allegedly defective subsea flowline bolts installed in connection with the Barracuda-Caratinga project. Prior to that, at the inception of the project, we had provided a guarantee to Barracuda & Caratinga Leasing Company BV (BCLC), a subsidiary of our customer, Petrobras, of KBR's obligations with respect to the project.
During the third quarter of 2011, an arbitration panel issued an award against KBR in the amount of approximately $201 million, plus post-judgment interest. At that time, we adjusted our liability related to the indemnification under the Master Separation Agreement to reflect the award. In December 2012, BCLC sent us a demand for payment of the arbitration award under the terms of our guarantee. In January 2013, the matter was resolved by our payment of $219 million to BCLC under the guarantee. We recorded an $80 million tax benefit in 2012 related to the satisfaction of this obligation under the guarantee. See Note 8 for further discussion of the Barracuda-Caratinga matter.
Tax sharing agreement
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
During the second quarter of 2012, we sent a notice as required by the Tax Sharing Agreement to KBR requesting the appointment of an arbitrator in accordance with the terms of the Tax Sharing Agreement. This request asked the arbitrator to find that KBR owes us $256 million pursuant to the Tax Sharing Agreement. KBR denied that it owes us any amount and asserted instead that we owe KBR certain amounts under the Tax Sharing Agreement. KBR also asserted that they believe the Master Separation Agreement controls this matter and demanded arbitration under that agreement. On July 10, 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate this dispute in accordance with the provisions of the Tax Sharing Agreement, rather than the Master Separation Agreement. KBR filed a cross-motion seeking to compel arbitration under the Master Separation Agreement. In September 2012, the court denied our motion and granted KBR's motion to compel arbitration under the Master Separation Agreement. We have filed a notice of appeal, which is pending. No anticipated recovery amounts or liabilities related to this matter have been recognized in the consolidated financial statements.

Note 8. Commitments and Contingencies
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

We are currently unable to fully estimate the impact the Macondo well incident will have on us. The beginning of the multi-district litigation (MDL) trial referred to below has been set for February 25, 2013. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, whether the MDL will proceed to trial, the results of any such trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. At the request of the court, in late February 2012 we participated in a series of discussions with the Magistrate Judge in the MDL relating to whether the MDL could be settled. Although these discussions did not result in a settlement, we recorded a $300 million liability during the first quarter of 2012 for an estimated loss contingency relating to the MDL. This loss contingency, which is included in “Other liabilities” in our consolidated balance sheet as of December 31, 2012 and in “Cost of services” on the consolidated statement of operations for the year ended December 31, 2012, represents a loss contingency that is probable and for which a reasonable estimate of a loss or range of loss can be made. Although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below, we cannot conclude that a probable loss associated with the MDL is zero. There are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations have been critical of BP, Transocean, and us, among others. For example, one or more of those reports have concluded that primary cement failure was a direct cause of the blowout, cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable, and that numerous other oversights and factors caused or contributed to the cause of the incident, including BP's failure to run a cement bond log, BP's and Transocean's failure to properly conduct and interpret a negative-pressure test, the failure of the drilling crew and our surface data logging specialist to recognize that an unplanned influx of oil, natural gas, or fluid into the well was occurring, communication failures among BP, Transocean, and us, and flawed decisions relating to the design, construction, and testing of barriers critical to the temporary abandonment of the well. The U.S. Chemical Safety and Hazard Investigation Board is also conducting an investigation of the incident.
In October 2011, the BSEE issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
The Cementing Job and Reaction to Reports. We disagree with the reports referred to above regarding many of their findings and characterizations with respect to our cementing and surface data logging services, as applicable, on the Deepwater Horizon. We have provided information to the National Commission, its staff, and representatives of the joint investigation team for the Marine Board Investigation that we believe has been overlooked or omitted from their reports, as applicable. We intend to continue to vigorously defend ourselves in any investigation relating to our involvement with the Macondo well that we believe inaccurately evaluates or depicts our services on the Deepwater Horizon.

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
At this time we cannot predict the impact of the investigations or reports referred to above, or the conclusions of future investigations or reports. We also cannot predict whether any investigations or reports will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation, whether federal or state and whether criminal or civil.
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

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ’s criminal investigation. As of February 11, 2013, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ’s criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.
In November 2012, BP announced that it reached an agreement with the DOJ to resolve all federal criminal charges against it stemming from the Macondo well incident. BP agreed to plead guilty to 14 criminal charges, with 13 of those charges based on the negligent misinterpretation of the negative-pressure test conducted on the Deepwater Horizon. BP also agreed to pay $4.0 billion, including approximately $1.3 billion in criminal fines, to take actions to further enhance the safety of drilling operations in the Gulf of Mexico, to a term of five years' probation, and to the appointment of two monitors with four-year terms, one relating to process safety and risk management procedures concerning deepwater drilling in the Gulf of Mexico and one relating to the improvement, implementation, and enforcement of BP's code of conduct.
In January 2013, Transocean announced that it reached an agreement with the DOJ to resolve certain claims for civil penalties and potential criminal claims against it arising from the Macondo well incident. Transocean agreed to plead guilty to one misdemeanor violation of the CWA for negligent discharge of oil into the Gulf of Mexico, to pay $1.0 billion in CWA penalties and $400 million in fines and recoveries, to implement certain measures to prevent a recurrence of an uncontrolled discharge of hydrocarbons, and to a term of five years' probation. Transocean's civil and criminal settlements are subject to court approval, and its civil settlement is also subject to public notice and comment.
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 400 complaints, most of which are alleged class actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.

Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Louisiana, Plaquemines Parish, the City of Greenville, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs’ claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases beginning on February 25, 2013. The first phase of this portion of the trial is scheduled to cover issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 2013 for the beginning of the second phase of this portion of the trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. While the DOJ will participate in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, it is anticipated that the DOJ's civil action for the CWA and OPA violations, fines, and penalties will be addressed by the court in a subsequent proceeding. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the two phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Document discovery and depositions among the parties to the MDL are ongoing.
In April and May 2011, certain defendants in the proceedings described above filed numerous cross claims and third party claims against certain other defendants. BP Exploration and BP America Production Company filed claims against us seeking subrogation, contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Transocean filed claims against us seeking indemnification, and subrogation and contribution, including with respect to liabilities under the OPA and for the total loss of the Deepwater Horizon, and alleging comparative fault and breach of warranty of workmanlike performance. Anadarko filed claims against us seeking tort indemnity and contribution, and alleging negligence, gross negligence and willful misconduct, and MOEX Offshore 2007 LLC (MOEX), who had an approximate 10% interest in the Macondo well at the time of the incident, filed a claim against us alleging negligence. Cameron International Corporation (Cameron) (the manufacturer and designer of the blowout preventer), M-I Swaco (provider of drilling fluids and services, among other things), Weatherford U.S. L.P. and Weatherford International, Inc. (together, Weatherford) (providers of casing components, including float equipment and centralizers, and services), and Dril-Quip, Inc. (Dril-Quip) (provider of wellhead systems), each filed claims against us seeking indemnification and contribution, including with respect to liabilities under the OPA in the case of Cameron, and alleging negligence. Additional civil lawsuits may be filed against us. In addition to the claims against us, generally the defendants in the proceedings described above filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants described above. BP has since announced that it has settled those claims between it and each of MOEX, Weatherford, Anadarko, and Cameron. Also, BP and M-I Swaco have dismissed all claims between them.

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
In September 2011, we filed claims in Harris County, Texas against the BP Defendants seeking damages, including lost profits and exemplary damages, and alleging negligence, grossly negligent misrepresentation, defamation, common law libel, slander, and business disparagement. Our claims allege that the BP Defendants knew or should have known about an additional hydrocarbon zone in the well that the BP Defendants failed to disclose to us prior to our designing the cement program for the Macondo well. The location of the hydrocarbon zones is critical information required prior to performing cementing services and is necessary to achieve desired cement placement. We believe that had the BP Defendants disclosed the hydrocarbon zone to us, we would not have proceeded with the cement program unless it was redesigned, which likely would have required a redesign of the production casing. In addition, we believe that the BP Defendants withheld this information from the report of BP's internal investigation team and from the various investigations discussed above. In connection with the foregoing, we also moved to amend our claims against the BP Defendants in the MDL proceeding to include fraud. The BP Defendants have denied all of the allegations relating to the additional hydrocarbon zone and filed a motion to prevent us from adding our fraud claim in the MDL. In October 2011, our motion to add the fraud claim against the BP Defendants in the MDL proceeding was denied. The court’s ruling does not, however, prevent us from using the underlying evidence in our pending claims against the BP Defendants.
In December 2011, BP filed a motion for sanctions against us alleging, among other things, that we destroyed evidence relating to post-incident testing of the foam cement slurry on the Deepwater Horizon and requesting adverse findings against us. The magistrate judge in the MDL proceeding denied BP’s motion. BP appealed that ruling, and Judge Barbier affirmed the magistrate judge’s decision.
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. BP has estimated that the cost of the settlements would be approximately $8.5 billion, including payments to claimants who opt out of the settlements, administration costs, and plaintiffs’ attorneys’ fees and expenses, and has stated that it is possible the actual cost could be higher. According to BP, the settlements do not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, the settlements provide that, to the extent permitted by law, BP will assign to the settlement class certain of its claims, rights, and recoveries against Transocean and us for damages, including BP's alleged direct damages such as damages for clean-up expenses and damage to the well and reservoir. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the settlement class without our consent. In April and May, 2012, BP and the PSC filed two settlement agreements and amendments with the MDL court, one agreement addressing economic claims and one agreement addressing medical claims, as well as numerous supporting documents and motions requesting that the court approve, among other things, the certification of the classes for both settlements and a schedule for holding a fairness hearing and approving the settlements. The MDL court has since confirmed certification of the classes for both settlements and granted final approval of the settlements. We objected to the settlements on the grounds set forth above, among other reasons. The MDL court held, however, that we, as a non-settling defendant, lacked standing to object to the settlements but noted that it did not express any opinion as to the validity of BP's assignment of certain claims to the settlement class and that the settlements do not affect any of our procedural or substantive rights in the MDL. We are unable to predict at this time the effect that the settlements may have on claims against us.

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
Macondo derivative case. In February 2011, a shareholder who had previously made a demand on our Board of Directors with respect to another derivative lawsuit filed a shareholder derivative lawsuit relating to the Macondo well incident. In 2012, we settled those lawsuits and the cases were dismissed. See “Shareholder derivative cases” below.
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
The rulings in the MDL proceeding regarding the indemnities are based on maritime law and may not bind the determination of similar issues in lawsuits not comprising a part of the MDL proceeding. Accordingly, it is possible that different conclusions with respect to indemnities will be reached by other courts.

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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through December 31, 2012, we have incurred legal fees and related expenses of approximately $175 million, of which $158 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
Barracuda-Caratinga arbitration
We agreed to provide indemnification in favor of our former subsidiary, KBR, under the Master Separation Agreement for liabilities KBR may incur after November 20, 2006 as a result of certain allegedly defective subsea flowline bolts installed in connection with the Barracuda-Caratinga project. Prior to that, at the inception of the project, we provided a guarantee to Barracuda & Caratinga Leasing Company BV (BCLC), a subsidiary of our customer, Petrobras, of KBR's obligations with respect to the project.
In March 2006, BCLC commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the allegedly defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys' fees. During the third quarter of 2011, an arbitration panel issued an award against KBR in the amount of approximately $201 million, plus post-judgment interest. BCLC filed a motion to confirm, and KBR filed a motion to vacate, the arbitration award with the United States District Court for the Southern District of New York. In December 2012, BCLC sent us a demand for payment of the arbitration award under the terms of our guarantee. In January 2013, the matter was resolved by our payment of $219 million to BCLC under the guarantee. BCLC has agreed that our obligations under the guarantee have been satisfied. See Note 7 for further discussion of the Barracuda-Caratinga matter.
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

In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. The Fifth Circuit is set to hear oral argument in the appeal in March 2013. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of December 31, 2012, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
In 2012, we agreed to settle the consolidated lawsuit, and the court approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our consolidated financial statements, and we have implemented certain changes to our corporate governance policies.
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
In 2012, we agreed to settle this lawsuit, and the court approved the settlement and dismissed the case. Pursuant to the settlement, we paid the plaintiffs' legal fees which were not material to our consolidated financial statements, and we have implemented certain changes to our corporate governance and health, safety, and environmental policies.
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
Environmental
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation, and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act;
-	the Toxic Substances Control Act; and
-	the OPA.
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above and the Duncan, Oklahoma matter described below, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $72 million as of December 31, 2012 and $81 million as of December 31, 2011. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
In November 2012, the Company received an Enforcement Notice from the Pennsylvania Department of Environmental Protection (PADEP) regarding an alleged improper disposal of oil field acid in or around Homer City, Pennsylvania between 1999 and 2011. We are currently negotiating with the PADEP to resolve this matter in an amicable manner. We expect the PADEP to assess a penalty in excess of $100,000 and have therefore accrued for an immaterial amount.
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
The lawsuits described above are at an early stage, and additional lawsuits and proceedings may be brought against us. We cannot predict their outcome or the consequences thereof. As of December 31, 2012, we had accrued $25 million related to our initial estimate of response efforts, third-party property damage, and remediation related to the Duncan, Oklahoma matter. We intend to vigorously defend the lawsuits and do not believe that these lawsuits will have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial condition.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established reserves. As of December 31, 2012, those nine sites accounted for approximately $6 million of our $72 million total environmental reserve. Despite attempts to resolve these superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2012, including $277 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Leases
We are party to numerous operating leases, principally for the use of land, offices, equipment, manufacturing and field facilities, and warehouses. Total rentals on our operating leases, net of sublease rentals, were $850 million in 2012, $735 million in 2011, and $591 million in 2010.
Future total rentals on our noncancellable operating leases are $961 million in the aggregate, which includes the following: $287 million in 2013; $214 million in 2014; $146 million in 2015; $102 million in 2016; $48 million in 2017; and $164 million thereafter.

Note 9. Income Taxes
The components of the (provision)/benefit for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2012	2011	2010
Current income taxes:
Federal	$(695)	$(1,026)	$(400)
Foreign	(328)	(334)	(287)
State	(47)	(109)	(42)
Total current	(1,070)	(1,469)	(729)
Deferred income taxes:
Federal	(168)	(28)	(124)
Foreign	15	57	3
State	(12)	1	(3)
Total deferred	(165)	30	(124)
Provision for income taxes	$(1,235)	$(1,439)	$(853)

The United States and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2012	2011	2010
United States	$2,826	$4,040	$1,918
Foreign	996	409	737
Total	$3,822	$4,449	$2,655

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes were as follows:

	Year Ended December 31
	2012	2011	2010
United States statutory rate	35.0%	35.0%	35.0%
Impact of foreign income taxed at different rates	(2.5)	(0.5)	(1.3)
Domestic manufacturing deduction	(2.2)	(2.1)	(1.8)
State income taxes	1.6	1.6	1.5
Adjustments of prior year taxes	(0.6)	(1.5)	(1.2)
Other impact of foreign operations	(0.5)	(0.4)	(1.3)
Impact of devaluation of Venezuelan Bolívar Fuerte	—	—	0.8
Other items, net	1.5	0.2	0.4
Total effective tax rate on continuing operations	32.3%	32.3%	32.1%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact us, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act will be recognized in our provision for income taxes in the first quarter of 2013.
We have not provided United States income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2012, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $4.4 billion. It is not possible to estimate the amount of unrecognized deferred tax liability related to these earnings at this time.

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$396	$380
Employee compensation and benefits	361	345
Accrued liabilities	274	64
Insurance accruals	54	48
Software revenue recognition	32	44
Inventory	30	30
Capitalized research and experimentation	18	29
Other	94	110
Total gross deferred tax assets	1,259	1,050
Gross deferred tax liabilities:
Depreciation and amortization	867	648
Joint ventures, partnerships, and unconsolidated affiliates	42	38
Other	76	68
Total gross deferred tax liabilities	985	754
Valuation allowances – net operating loss carryforwards	327	285
Net deferred income tax asset (liability)	$(53)	$11

At December 31, 2012, we had a total of $1.1 billion of foreign net operating loss carryforwards, of which $219 million will expire from 2013 through 2033. The balance will not expire due to indefinite expiration dates.
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2010	$263		$29
Change in prior year tax positions	(74)		7
Change in current year tax positions	19		2
Cash settlements with taxing authorities	(28)		(5)
Lapse of statute of limitations	(3)		(1)
Balance at December 31, 2010	$177		$32
Change in prior year tax positions	38		41
Change in current year tax positions	5		1
Cash settlements with taxing authorities	(12)		(3)
Lapse of statute of limitations	(3)		(2)
Balance at December 31, 2011	$205	(a)	$69
Change in prior year tax positions	16		(1)
Change in current year tax positions	14		1
Cash settlements with taxing authorities	(3)		—
Lapse of statute of limitations	(4)		(1)
Balance at December 31, 2012	$228	(a)(b)	$68

(a)
Includes $59 million as of December 31, 2012 and $67 million as of December 31, 2011 in amounts to be settled in accordance with our Tax Sharing Agreement with KBR and foreign unrecognized tax benefits that would give rise to a United States tax credit. See Note 7 for further information. The remaining balance of $169 million as of December 31, 2012 and $138 million as of December 31, 2011, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our statement of operations.

(b)	Includes $43 million that could be resolved within the next 12 months.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. In most cases, we are no longer subject to state, local, or non-United States income tax examination by tax authorities for years before 2005. Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are routinely examined in the normal course of business by tax authorities. Currently, our United States federal tax filings for tax years 2010 and 2011 are open for review but no examination has been initiated.

Note 10. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2012	2011	2010
Issued	1,073	1,073	1,069
In treasury	(144)	(152)	(159)
Total shares of common stock outstanding	929	921	910

Our stock repurchase program has an authorization of $5 billion, of which $1.7 billion remained available at December 31, 2012. The program does not require a specific number of shares to be purchased and the program may be affected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. From the inception of this program in February 2006 through December 31, 2012, we have repurchased approximately 96 million shares of our common stock for approximately $3.3 billion at an average price per share of $34.22. There were no stock repurchases under the program in 2012.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2012, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2012	2011	2010
Defined benefit and other postretirement liability adjustments (a)	$(241)	$(208)	$(175)
Cumulative translation adjustment	(69)	(66)	(66)
Other	1	1	1
Total accumulated other comprehensive loss	$(309)	$(273)	$(240)

(a)	Included net actuarial losses for our international pension plans of $208 million at December 31, 2012, $184 million at December 31, 2011, and $170 million at December 31, 2010.

Note 11. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31
Millions of dollars	2012	2011	2010
Stock-based compensation cost	$217	$198	$158
Tax benefit	(67)	(61)	(50)
Stock-based compensation cost, net of tax	$150	$137	$108

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:

-	stock options, including incentive stock options and nonqualified stock options;
-	restricted stock awards;
-	restricted stock unit awards;
-	stock appreciation rights; and
-	stock value equivalent awards.
There are currently no stock appreciation rights or stock value equivalent awards outstanding.

Under the terms of the Stock Plan, approximately 158 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2012, approximately 28 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.
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
The following table represents our stock options activity during 2012.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	14.9	$31.74
Granted	4.8	32.20
Exercised	(0.8)	18.65
Forfeited/expired	(0.8)	36.88
Outstanding at December 31, 2012	18.1	$32.23	6.7	$92
Exercisable at December 31, 2012	10.6	$30.38	5.2	$75

The total intrinsic value of options exercised was $12 million in 2012, $102 million in 2011, and $38 million in 2010. As of December 31, 2012, there was $65 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two years.
Cash received from option exercises was $107 million during 2012, $160 million during 2011, and $102 million during 2010.
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

	Year Ended December 31
	2012	2011	2010
Expected term (in years)	5.21	5.20	5.27
Expected volatility	46%	40%	40%
Expected dividend yield	0.99 – 1.24%	0.69 – 1.01%	0.99 – 1.71%
Risk-free interest rate	0.65 – 1.15%	0.93 – 2.29%	1.20 – 2.78%
Weighted average grant-date fair value per share	$11.99	$15.61	$9.94

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

Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 800 restricted shares of common stock or, beginning in 2012, an annual award of 800 restricted stock units representing the right to receive shares of common stock as a part of their compensation. These awards have a minimum restriction period of six months, and, with respect to the restricted share awards, the restrictions lapse upon the earlier of mandatory director retirement at age 72 or early retirement from the Board after four years of service. With respect to the restricted stock unit awards, the restrictions lapse 25% annually over four years of service. If the non-employee director has made a timely election to defer receipt of the shares upon vesting, then the shares are distributed at the end of January in the year following the year of the non-employee director's mandatory retirement at age 72 or early retirement from the Board after four years of service in a single distribution or in annual installments over a 5- or 10-year period as elected by the director.
The fair market value of the stock on the date of grant is amortized over the lesser of the time from the grant date to age 72 or the time from the grant date to completion of four years of service on the Board. We reserved 200,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued common shares or treasury shares. At December 31, 2012, 145,600 restricted shares and 8,000 restricted stock units had been issued to non-employee directors under this plan. There were 8,000 restricted stock units, and 7,200 shares and 8,000 shares of restricted stock awarded under the Directors Plan in 2012, 2011, and 2010. In addition, during 2012, our non-employee directors were awarded 44,720 restricted stock units under the Stock Plan with the same terms and conditions as those described above for the Directors Plan, which are included in the table below.
The following table represents our Stock Plan and Directors Plan restricted stock awards and restricted stock units granted, vested, and forfeited during 2012.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2012	14.2	$33.45
Granted	5.7	32.17
Vested	(4.0)	32.24
Forfeited	(1.1)	34.77
Nonvested shares at December 31, 2012	14.8	$33.17

The weighted average grant-date fair value of shares granted during 2011 was $43.35 and during 2010 was $29.39. The total fair value of shares vested during 2012 was $126 million, during 2011 was $165 million, and during 2010 was $100 million. As of December 31, 2012, there was $357 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. For the year ended December 31, 2012, the ESPP contained two six-month offering periods, commencing on January 1 and July 1. Beginning in 2013, the ESPP will have four three-month offering periods, commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 44 million shares of common stock have been reserved for issuance. They may be authorized but unissued common shares or treasury shares. As of December 31, 2012, 29.5 million shares have been sold through the ESPP.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Offering period July 1 through December 31
	2012	2011	2010
Expected term (in years)	0.5	0.5	0.5
Expected volatility	49%	34%	43%
Expected dividend yield	1.26%	0.70%	1.44%
Risk-free interest rate	0.15%	0.10%	0.21%
Weighted average grant-date fair value per share	$8.12	$12.57	$6.72

	Offering period January 1 through June 30
	2012	2011	2010
Expected term (in years)	0.5	0.5	0.5
Expected volatility	50%	43%	48%
Expected dividend yield	1.05%	0.88%	1.15%
Risk-free interest rate	0.06%	0.20%	0.19%
Weighted average grant-date fair value per share	$9.82	$10.99	$8.81

Note 12. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Differences between basic and diluted weighted average common shares outstanding for all periods presented resulted from the dilutive effect of awards granted under employee stock plans.
Excluded from the computation of diluted income per share are options to purchase seven million shares of common stock that were outstanding in 2012, three million shares of common stock that were outstanding in 2011, and five million shares of common stock that were outstanding in 2010. These options were outstanding during these years but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 13. Financial Instruments and Risk Management
At December 31, 2012, we held $398 million of investments in fixed income securities with maturities that extend through December 2015 compared to $150 million of short-term fixed income securities held at December 31, 2011. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	December 31, 2012			December 31, 2011
Millions of dollars	Level 1	Level 2	Total	Level 1	Total
Fixed Income Securities:
U.S. treasuries (a)	$150	—	$150	$150	$150
Other (b)	—	248	248	—	—
Total	$150	$248	$398	$150	$150

(a)	These securities are classified as "Other current assets" in our consolidated balance sheets.

(b)
Of these securities, $120 million are classified as “Other current assets” and $128 million are classified as “Other assets” in our consolidated balance sheets. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

Our Level 1 assets' fair values are based on quoted prices in active markets and our Level 2 assets' fair values are based on quoted prices for identical assets in less active markets. We have no financial instruments measured at fair value using unobservable inputs (Level 3). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt is as follows:

	December 31, 2012				December 31, 2011
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,112	$5,272	$6,384	$4,820	$3,555	$2,603	$6,158	$4,820

Our Level 1 debt fair values are calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of year-end. Our Level 2 debt fair values are calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from year-end and adjusting for changes in market conditions. We have no debt measured at fair value using unobservable inputs (Level 3).
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward exchange contracts and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward exchange contracts and interest rate swaps was not material as of December 31, 2012. The counterparties to our forward exchange contracts and interest rate swaps are global commercial and investment banks.
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
The notional amounts of open forward exchange contracts were $324 million at December 31, 2012 and $268 million at December 31, 2011. The notional amounts of our forward exchange contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
Interest rate risk
We are subject to interest rate risk on our long-term debt. Our short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $4.8 billion at both December 31, 2012 and December 31, 2011, with none maturing before May 2017.
We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. We hold a series of interest rate swaps relating to two of our debt instruments with a total notional amount of $1.0 billion at a weighted-average, LIBOR-based, floating rate of 3.3% as of December 31, 2012. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our consolidated balance sheets as of December 31, 2012 and December 31, 2011. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2). These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At December 31, 2012, we had fixed rate debt aggregating $3.8 billion and variable rate debt aggregating $1.0 billion, after taking into account the effects of the interest rate swaps. The fair value of our interest rate swaps was not material as of December 31, 2012 or December 31, 2011.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments in fixed income securities, and trade receivables. It is our practice to place our cash equivalents and investments in fixed income securities in high quality investments with various institutions. We derive the majority of our revenue from selling products and providing services to the energy industry. Within the energy industry, our trade receivables are generated from a broad and diverse group of customers, although 36% of our gross trade receivables at December 31, 2012 were in the United States and 9% were in Venezuela. We maintain an allowance for losses based upon the expected collectability of all trade accounts receivable.
We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet, and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.

Note 14. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:

-
our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for continuing operations totaled $293 million in 2012, $245 million in 2011, and $196 million in 2010;

-
our defined benefit plans, which include both funded and unfunded pension plans, define an amount of pension benefit to be provided, usually as a function of age, years of service, and/or compensation. The unfunded obligations and net periodic benefit cost of our United States defined benefit plans were not material for the periods presented; and

-
our postretirement plans other than pensions are offered to specific eligible employees. The accumulated benefit obligations and net periodic benefit cost for these plans were not material for the periods presented.

Funded status
For our international pension plans at December 31, 2012, the projected benefit obligation was $1.0 billion and the fair value of plan assets was $754 million, which resulted in an unfunded obligation of $276 million. At December 31, 2011, the projected benefit obligation was $928 million and the fair value of plan assets was $705 million, which resulted in an unfunded obligation of $223 million. The accumulated benefit obligation for our international plans was $961 million at December 31, 2012 and $868 million at December 31, 2011.
The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2012	2011
Amounts recognized on the Consolidated Balance Sheets
Accrued employee compensation and benefits	$10	$10
Employee compensation and benefits	266	213
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$1,004	$928
Fair value of plan assets	727	705
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$935	$784
Fair value of plan assets	726	621

Fair value measurements of plan assets
The following table sets forth by level within the fair value hierarchy the fair value of assets held by our international pension plans.

Millions of dollars	Level 1	Level 2	Level 3	Total
Common/collective trust funds (a)
Equity funds	$—	$204	$—	$204
Bond funds	—	112	—	112
Balanced funds	—	13	—	13
Non-United States equity securities	130	—	—	130
United States equity securities	110	—	—	110
Corporate bonds	—	107	—	107
Other assets	27	16	35	78
Fair value of plan assets at December 31, 2012	$267	$452	$35	$754

Common/collective trust funds (a)
Equity funds	$—	$241	$—	$241
Bond funds	—	110	—	110
Balanced funds	—	12	—	12
Corporate bonds	—	89	—	89
United States equity securities	67	—	—	67
Non-United States equity securities	64	—	—	64
Other assets	15	16	91	122
Fair value of plan assets at December 31, 2011	$146	$468	$91	$705

(a)	Strategies are generally to invest in equity or debt securities, or a combination thereof, that match or outperform certain predefined indices.

Our Level 1 assets' fair values are based on quoted prices in active markets for identical assets, our Level 2 assets' fair values are based on significant observable inputs for similar assets, and our Level 3 assets' fair values are based on significant unobservable inputs.
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
For our United Kingdom pension plan, which constituted 78% of our international pension plans’ projected benefit obligation at December 31, 2012, the target asset allocation is 65% equity securities and 35% fixed income securities.
Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $26 million in 2012, $27 million in 2011, and $28 million in 2010.
Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2012	2011
Discount rate	4.8%	5.2%
Rate of compensation increase	5.5%	5.4%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2012	2011	2010
Discount rate	5.2%	7.1%	7.9%
Expected long-term return on plan assets	6.5%	5.7%	5.6%
Rate of compensation increase	5.4%	6.2%	6.4%

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
Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $16 million to our international pension plans in 2013.
Benefit payments. Expected benefit payments over the next 10 years are approximately $35 million annually for our international pension plans.

Note 15. Accounting Standards Recently Adopted
In July 2012, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. We have elected to early adopt this update to be effective for the interim reporting period beginning July 1, 2012. The adoption of this update did not have a material impact on our consolidated financial statements.
On January 1, 2012, we adopted an update issued by the FASB to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our consolidated financial statements.

HALLIBURTON COMPANY Selected Financial Data (Unaudited)

Millions of dollars and shares	Year ended December 31
except per share and employee data	2012	2011	2010	2009	2008
Total revenue	$28,503	$24,829	$17,973	$14,675	$18,279
Total operating income	$4,159	$4,737	$3,009	$1,994	$4,010
Nonoperating expense, net	(337)	(288)	(354)	(312)	(161)
Income from continuing operations before income taxes	3,822	4,449	2,655	1,682	3,849
Provision for income taxes	(1,235)	(1,439)	(853)	(518)	(1,211)
Income from continuing operations	$2,587	$3,010	$1,802	$1,164	$2,638
Income (loss) from discontinued operations, net	58	(166)	40	(9)	(423)
Net income	$2,645	$2,844	$1,842	$1,155	$2,215
Noncontrolling interest in net income of subsidiaries	(10)	(5)	(7)	(10)	9
Net income attributable to company	$2,635	$2,839	$1,835	$1,145	$2,224
Amounts attributable to company shareholders:
Income from continuing operations	$2,577	$3,005	$1,795	$1,154	$2,647
Income (loss) from discontinued operations, net	58	(166)	40	(9)	(423)
Net income	2,635	2,839	1,835	1,145	2,224
Basic income per share attributable to shareholders:
Income from continuing operations	$2.78	$3.27	$1.98	$1.28	$3.00
Net income	2.85	3.09	2.02	1.27	2.52
Diluted income per share attributable to shareholders:
Income from continuing operations	2.78	3.26	1.97	1.28	2.91
Net income	2.84	3.08	2.01	1.27	2.45
Cash dividends per share	0.36	0.36	0.36	0.36	0.36
Return on average shareholders’ equity	18.17%	24.06%	19.17%	13.88%	30.24%
Financial position:
Net working capital	$8,334	$7,456	$6,129	$5,749	$4,630
Total assets	27,410	23,677	18,297	16,538	14,385
Property, plant, and equipment, net	10,257	8,492	6,842	5,759	4,782
Long-term debt (including current maturities)	4,820	4,820	3,824	4,574	2,612
Total shareholders’ equity	15,790	13,216	10,387	8,757	7,744
Total capitalization	20,764	18,097	14,241	13,331	10,369
Basic weighted average common shares outstanding	926	918	908	900	883
Diluted weighted average common shares outstanding	928	922	911	902	909
Other financial data:
Capital expenditures	$3,566	$2,953	$2,069	$1,864	$1,824
Long-term borrowings (repayments), net	—	978	(790)	1,944	(861)
Depreciation, depletion, and amortization	1,628	1,359	1,119	931	738
Payroll and employee benefits	7,722	6,756	5,370	4,783	5,264
Number of employees	73,000	68,000	58,000	51,000	57,000

HALLIBURTON COMPANY Quarterly Data and Market Price Information (Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2012
Revenue	$6,868	$7,234	$7,111	$7,290	$28,503
Operating income	1,023	1,201	954	981	4,159
Net income	630	739	604	672	2,645
Amounts attributable to company shareholders:
Income from continuing operations	635	745	608	589	2,577
Income (loss) from discontinued operations	(8)	(8)	(6)	80	58
Net income attributable to company	627	737	602	669	2,635
Basic income per share attributable to company shareholders:
Income from continuing operations	0.69	0.81	0.66	0.63	2.78
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	0.09	0.07
Net income	0.68	0.80	0.65	0.72	2.85
Diluted income per share attributable to company shareholders:
Income from continuing operations	0.69	0.80	0.65	0.63	2.78
Income (loss) from discontinued operations	(0.01)	(0.01)	—	0.09	0.06
Net income	0.68	0.79	0.65	0.72	2.84
Cash dividends paid per share	0.09	0.09	0.09	0.09	0.36
Common stock prices (1)
High	39.19	35.32	38.00	36.00	39.19
Low	32.02	26.28	27.62	29.83	26.28
2011
Revenue	$5,282	$5,935	$6,548	$7,064	$24,829
Operating income	814	1,161	1,332	1,430	4,737
Net income	511	741	685	907	2,844
Amounts attributable to company shareholders:
Income from continuing operations	512	739	848	906	3,005
Income (loss) from discontinued operations	(1)	—	(165)	—	(166)
Net income attributable to company	511	739	683	906	2,839
Basic income per share attributable to company shareholders:
Income from continuing operations	0.56	0.81	0.92	0.98	3.27
Income (loss) from discontinued operations	—	—	(0.18)	—	(0.18)
Net income	0.56	0.81	0.74	0.98	3.09
Diluted income per share attributable to company shareholders:
Income from continuing operations	0.56	0.80	0.92	0.98	3.26
Income (loss) from discontinued operations	—	—	(0.18)	—	(0.18)
Net income	0.56	0.80	0.74	0.98	3.08
Cash dividends paid per share	0.09	0.09	0.09	0.09	0.36
Common stock prices (1)
High	50.47	51.45	57.77	40.43	57.77
Low	37.68	44.47	30.48	27.21	27.21
(1) New York Stock Exchange – composite transactions high and low intraday price.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on pages 4 through 5 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2012,” “Outstanding Equity Awards at Fiscal Year End 2012,” “2012 Option Exercises and Stock Vested,” “2012 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Corporate Governance” to the extent any disclosure is required and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2013 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15. Exhibits.

1.	Financial Statements:

The reports of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on pages 51 and 52 and pages 53 through 85 of this annual report. See index on page (i).

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

3.2	By-laws of Halliburton revised effective January 1, 2013 (incorporated by reference to Exhibit 3.1 to Halliburton's Form 8-K filed January 2, 2013, File No. 001-03492).

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

4.10	Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to Halliburton’s Form 10-Q for the quarter ended March 31, 1997, File No. 1-3492).

4.11
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

4.12
Second Supplemental Indenture dated as of October 27, 2003 between DII Industries, LLC and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Indenture dated as of April 18, 1996 (incorporated by reference to Exhibit 4.15 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 1-3492).

4.13
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

4.15
Second Supplemental Indenture dated as of December 15, 2003 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.27 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 1-3492).

4.16	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.15 above).

4.17
Fourth Supplemental Indenture, dated as of September 12, 2008, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed September 12, 2008, File No. 1-3492).

4.18	Form of Global Note for Halliburton’s 5.90% Senior Notes due 2018 (included as part of Exhibit 4.17).

	4.19	Form of Global Note for Halliburton’s 6.70% Senior Notes due 2038 (included as part of Exhibit 4.17).

	4.20
Fifth Supplemental Indenture, dated as of March 13, 2009, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 13, 2009, File No. 1-3492).

	4.21	Form of Global Note for Halliburton’s 6.15% Senior Notes due 2019 (included as part of Exhibit 4.20).

	4.22	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.20).

	4.23
Sixth Supplemental Indenture, dated as of November 14, 2011, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 14, 2011, File No. 1-3492).

	4.24	Form of Global Note for Halliburton’s 3.25% Senior Notes due 2021 (included as part of Exhibit 4.23).

	4.25	Form of Global Note for Halliburton’s 4.50% Senior Notes due 2041 (included as part of Exhibit 4.23).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 1-3492).

†	10.2
Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton’s Form 10-K for the year ended December 31, 2000, File No. 1-3492).

†	10.3
ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser’s Form 10-K for the year ended October 31, 1995, File No. 1-4003).

†	10.4
ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser’s Form 10-K for the year ended October 31, 1995, File No. 1-4003).

†	10.5	Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor’s Form 10-K for the year ended December 31, 1995, File No. 1-3492).

†	10.6	Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

†	10.7	Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

†	10.8	Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

	10.9	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 1-3492).

	10.10	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 1-3492).

†	10.11
2008 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 1-3492).

†	10.12
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 1-3492).

†	10.13
Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.5 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 1-3492).

†	10.14
Halliburton Company Pension Equalizer Plan, as amended and restated effective March 1, 2007 (incorporated by reference to Exhibit 10.8 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 1-3492).

†	10.15
Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective as of May 16, 2012 (incorporated by reference to Exhibit 10.5 to Halliburton's Form 10-Q filed July 27, 2012, File No. 001-03492).

†	10.16
Retirement Plan for the Directors of Halliburton Company, as amended and restated effective July 1, 2007 (incorporated by reference to Exhibit 10.10 to Halliburton’s Form 10-Q for the quarter ended September 30, 2007, File No. 1-3492).

†	10.17	Employment Agreement (James S. Brown) (incorporated by reference to Exhibit 10.36 to Halliburton’s Form 10-K for the year ended December 31, 2007, File No. 1-3492).

†	10.18	Executive Agreement (Lawrence J. Pope) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed December 12, 2008, File No. 1-3492).

†	10.19
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 16, 2012 (incorporated by reference to Appendix B of Halliburton's proxy statement filed April 3, 2012, File No. 1-3492).

†	10.20
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 11, 2009 (incorporated by reference to Appendix C of Halliburton’s proxy statement filed April 6, 2009, File No. 1-3492).

†	10.21	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 of Halliburton’s Form 10-Q for the quarter ended September 30, 2009, File No. 1-3492).

†	10.22	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of Halliburton’s Form 10-Q for the quarter ended September 30, 2009, File No. 1-3492).

†	10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 of Halliburton’s Form 10-Q for the quarter ended September 30, 2009, File No. 1-3492).

†	10.24	Form of Non-Employee Director Restricted Stock Unit Agreement (Director Plan) (incorporated by reference to Exhibit 99.8 of Halliburton's Form S-8 filed June 22, 2012, Registration No. 333-182284).

†	10.25
First Amendment to Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed September 21, 2009, File No. 1-3492).

†	10.26
Amendment No. 1 to Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed September 21, 2009, File No. 1-3492).

†	10.27
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 8-K filed September 21, 2009, File No. 1-3492).

†	10.28	Executive Agreement (Evelyn M. Angelle) (incorporated by reference to Exhibit 10.34 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 1-3492).

†	10.29	Executive Agreement (Timothy J. Probert) (incorporated by reference to Exhibit 10.36 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 1-3492).

†	10.30	Amendment to Executive Employment Agreement (James S. Brown) (incorporated by reference to Exhibit 10.39 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 1-3492).

†	10.31	Amendment to Executive Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.40 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 1-3492).

†	10.32	Amendment to Executive Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.43 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 1-3492).

†	10.33
Amendment No. 1 to 2008 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2010, File No. 1-3492).

†	10.34	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.43 to Halliburton’s Form 10-K for the year ended December 31, 2010, File No. 1-3492).

	10.35
U.S. $2,000,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed February 23, 2011, File No. 1-3492).

†	10.36
First Amendment dated February 10, 2011 to Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 11, 2009 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended March 31, 2011, File No. 1-3492).

†	10.37
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

†	10.39	Executive Agreement (Christian A. Garcia) (incorporated by reference to Exhibit 10.40 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 1-3492).

†	10.40
First Amendment to Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 1-3492).

†	10.41	Form of Restricted Stock Agreement (Section 16 officers) (incorporated by reference to Exhibit 10.42 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 1-3492).

†	10.42
Form of Non-Employee Director Restricted Stock Unit Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 99.9 of Halliburton's Form S-8 filed June 22, 2012, Registration No. 333-182284).

†	10.43
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q filed July 27, 2012, File No. 001-03492).

*†	10.44	Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company effective December 1, 2012.

*†	10.45	First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012.

†	10.46	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed September 21, 2012, File No. 001-03492).

*†	10.47	Second Amendment dated December 11, 2012 to Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 11, 2009.

*	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in December 2012:

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

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 11th day of February, 2013.

HALLIBURTON COMPANY

By	/s/ David J. Lesar
David J. Lesar
Chairman of the Board,
President, and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 11th day of February, 2013.

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
Debra L. Reed

/s/ Christina M. Ibrahim
*By Christina M. Ibrahim, Attorney-in-fact