Form 10-Q
period 2013-03-31
HALLIBURTON CO
filed 2013-04-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

As of April 19, 2013, 932,039,177 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2013	2012
Revenue:
Services	$5,334	$5,424
Product sales	1,640	1,444
Total revenue	6,974	6,868
Operating costs and expenses:
Cost of services	4,614	4,233
Cost of sales	1,386	1,244
Loss contingency for Macondo well incident	1,000	300
General and administrative	72	68
Total operating costs and expenses	7,072	5,845
Operating income (loss)	(98)	1,023
Interest expense, net of interest income of $3 and $2	(71)	(74)
Other, net	(14)	(7)
Income (loss) from continuing operations before income taxes	(183)	942
Income tax benefit (provision)	172	(304)
Income (loss) from continuing operations	(11)	638
Loss from discontinued operations, net of income tax benefit of $2 and $5	(5)	(8)
Net income (loss)	$(16)	$630
Noncontrolling interest in net income of subsidiaries	(2)	(3)
Net income (loss) attributable to company	$(18)	$627
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(13)	$635
Loss from discontinued operations, net	(5)	(8)
Net income (loss) attributable to company	$(18)	$627
Basic income per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.01)	$0.69
Loss from discontinued operations, net	(0.01)	(0.01)
Net income (loss) per share	$(0.02)	$0.68
Diluted income per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.01)	$0.69
Loss from discontinued operations, net	(0.01)	(0.01)
Net income (loss) per share	$(0.02)	$0.68

Cash dividends per share	$0.125	$0.09
Basic weighted average common shares outstanding	931	923
Diluted weighted average common shares outstanding	931	926
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2013	2012
Net income (loss)	$(16)	$630
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$4	$8
Other	2	(1)
Other comprehensive income, net of income taxes	6	7
Comprehensive income (loss)	$(10)	$637
Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive income (loss) attributable to company shareholders	$(13)	$634
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,029	$2,484
Receivables (less allowance for bad debts of $106 and $92)	6,210	5,787
Inventories	3,257	3,186
Other current assets	1,656	1,629
Total current assets	13,152	13,086
Property, plant, and equipment, net of accumulated depreciation of $8,381 and $8,056	10,509	10,257
Goodwill	2,119	2,135
Other assets	1,904	1,932
Total assets	$27,684	$27,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,197	$2,041
Accrued employee compensation and benefits	771	930
Other current liabilities	1,698	1,781
Total current liabilities	4,666	4,752
Long-term debt	4,820	4,820
Loss contingency for Macondo well incident	1,022	300
Employee compensation and benefits	566	607
Other liabilities	873	1,141
Total liabilities	11,947	11,620
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,073 shares	2,681	2,682
Paid-in capital in excess of par value	485	486
Accumulated other comprehensive loss	(303)	(309)
Retained earnings	17,048	17,182
Treasury stock, at cost - 142 and 144 shares	(4,201)	(4,276)
Company shareholders’ equity	15,710	15,765
Noncontrolling interest in consolidated subsidiaries	27	25
Total shareholders’ equity	15,737	15,790
Total liabilities and shareholders’ equity	$27,684	$27,410
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income (loss)	$(16)	$630
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss contingency for Macondo well incident	1,000	300
Depreciation, depletion, and amortization	448	385
Other changes:
Receivables	(406)	(233)
Payment of Barracuda-Caratinga obligation	(219)	—
Accounts payable	158	104
Inventories	(70)	(346)
Other	(546)	(106)
Total cash flows from operating activities	349	734
Cash flows from investing activities:
Capital expenditures	(685)	(782)
Purchases of investment securities	(28)	(100)
Sales of investment securities	9	150
Other investing activities	53	5
Total cash flows from investing activities	(651)	(727)
Cash flows from financing activities:
Dividends to shareholders	(116)	(83)
Other financing activities	(29)	34
Total cash flows from financing activities	(145)	(49)
Effect of exchange rate changes on cash	(8)	(1)
Decrease in cash and equivalents	(455)	(43)
Cash and equivalents at beginning of period	2,484	2,698
Cash and equivalents at end of period	$2,029	$2,655
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$123	$122
Income taxes	$137	$165
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2012 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2013, and the results of our operations and our cash flows for the three months ended March 31, 2013 and 2012. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2013 classifications. The results of our operations for the three months ended March 31, 2013 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment (such as the loss contingencies related to the Macondo well incident recorded in “Corporate and other” during the first quarters of 2013 and 2012).
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended March 31
Millions of dollars	2013	2012
Revenue:
Completion and Production	$4,100	$4,290
Drilling and Evaluation	2,874	2,578
Total revenue	$6,974	$6,868
Operating income (loss):
Completion and Production	$615	$1,036
Drilling and Evaluation	407	368
Total operations	1,022	1,404
Corporate and other	(1,120)	(381)
Total operating income (loss)	$(98)	$1,023
Interest expense, net of interest income	(71)	(74)
Other, net	(14)	(7)
Income (loss) from continuing operations before income taxes	$(183)	$942

Receivables
As of March 31, 2013, 35% of our gross trade receivables were from customers in the United States. As of December 31, 2012, 36% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $155 million as of March 31, 2013 and $139 million as of December 31, 2012. If the average cost method had been used, total inventories would have been $39 million higher than reported as of March 31, 2013 and $41 million higher than reported as of December 31, 2012. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2013	December 31, 2012
Finished products and parts	$2,301	$2,264
Raw materials and supplies	828	793
Work in process	128	129
Total	$3,257	$3,186

Finished products and parts are reported net of obsolescence reserves of $123 million as of March 31, 2013 and $114 million as of December 31, 2012.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Transactions with shareholders	73	74	(1)
Comprehensive income (loss)	(10)	(13)	3
Payments of dividends to shareholders	(116)	(116)	—
Balance at March 31, 2013	$15,737	$15,710	$27

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Transactions with shareholders	94	95	(1)
Comprehensive income	637	634	3
Payments of dividends to shareholders	(83)	(83)	—
Balance at March 31, 2012	$13,864	$13,844	$20

During the three months ended March 31, 2013, we repurchased 1.2 million shares of our common stock under our existing share repurchase program for a total cost of approximately $50 million at an average price of $40.70 per share. Under the program, we are authorized to purchase shares with a market value of up to $5.0 billion. Since the inception of the program in February 2006, we have purchased 97 million shares at a total cost of approximately $3.3 billion.
In February 2013, the Board of Directors declared a dividend of $0.125 per common share for the first quarter of 2013, reflecting an increase of $0.035 per share over the quarterly dividend rate during 2012. The dividend was paid in March 2013.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2013	December 31, 2012
Defined benefit and other postretirement liability adjustments	$(237)	$(241)
Cumulative translation adjustments	(68)	(69)
Other	2	1
Total accumulated other comprehensive loss	$(303)	$(309)

Amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 were not material. Additionally, the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2013 and 2012 were not material.

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement and a Tax Sharing Agreement. We recorded a liability reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” Amounts accrued relating to our KBR liabilities were included in “Other liabilities” in our condensed consolidated balance sheets and totaled $219 million as of December 31, 2012. During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. Accordingly, there were no amounts accrued at March 31, 2013.
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
During the second quarter of 2012, we sent a notice as required by the Tax Sharing Agreement to KBR requesting the appointment of an arbitrator in accordance with the terms of the Tax Sharing Agreement. This request asked the arbitrator to find that KBR owes us $256 million pursuant to the Tax Sharing Agreement. KBR denied that it owes us any amount and asserted instead that we owe KBR certain amounts under the Tax Sharing Agreement. KBR also asserted that they believe the Master Separation Agreement controls this matter and demanded arbitration under that agreement. On July 10, 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate this dispute in accordance with the provisions of the Tax Sharing Agreement, rather than the Master Separation Agreement. KBR filed a cross-motion seeking to compel arbitration under the Master Separation Agreement. In September 2012, the court denied our motion and granted KBR's motion to compel arbitration under the Master Separation Agreement. We have filed a notice of appeal, which is pending. The arbitration is scheduled to occur in May 2013. Any unresolved issues remaining after the arbitration will be decided by an accounting referee at a later date. No anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements.

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

We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below began on February 25, 2013 and is ongoing. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, the results of the MDL trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. We have recently participated, and expect to continue to participate, in court-facilitated settlement discussions to resolve a substantial portion of the private claims that are pending in the MDL trial. Our most recent settlement offer includes both Halliburton common stock and cash payments, with the cash components payable over an extended period of time. These discussions are at an advanced stage and, although the discussions have not resulted in a settlement, during the first quarter of 2013 we recorded an additional $1.0 billion reserve relating to the MDL based on recent settlement discussions. As of March 31, 2013, our aggregate reserve was $1.3 billion, which consists of a current portion of $278 million included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This aggregate amount represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. The settlement discussions do not cover all possible parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ's criminal investigation. As of April 26, 2013, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ's criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 650 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.

Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, numerous local governmental entities, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs' claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases and which began on February 25, 2013. The first phase of this portion of the trial is covering issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 2013 for the beginning of the second phase of this portion of the trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ is participating in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, it is anticipated that the DOJ's civil action for the CWA and OPA violations, fines, and penalties will be addressed by the court in a subsequent phase or proceeding. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the two phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Discovery with respect to the second phase of the trial is ongoing. The MDL court is currently considering the scope of a potential third phase of the trial.
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

In April 2011, we filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco, Cameron, Anadarko, MOEX, Weatherford, Dril-Quip, and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence. Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford. We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability, although the court has since issued orders dismissing all claims asserted against Cameron, Dril-Quip, M-I Swaco and Weatherford in the MDL. We filed our answer to Transocean's Limitation petition denying Transocean's right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.
Judge Barbier has issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply, and therefore all claims brought under state law causes of action were dismissed; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims can be brought against both responsible and non-responsible parties under general maritime law. As discussed above, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP Exploration has filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA.
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
The MDL trial is underway. At the conclusion of the plaintiffs' case we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants.
Also in March 2013, we advised the MDL court that we recently found a rig sample of dry cement blend collected at another well that was cemented before the Macondo well using the same dry cement blend as used on the Macondo production casing. In April 2013, we advised the MDL parties that we recently discovered some additional documents related to the Macondo well incident. BP and others have asked the court to impose sanctions and adverse findings against us because, according to their allegations, we should have identified the cement sample in 2010 and the additional documents by October 2011. The MDL court has not ruled on the requests for sanctions and adverse findings. We believe that the recent discoveries were the result of simple misunderstandings or mistakes, and that sanctions are not warranted.
Testimony relating to the first phase of the MDL trial has been completed. The MDL court has indicated that it will issue a schedule for the parties to provide proposed findings of facts and conclusions of law and for post-trial briefing.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through March 31, 2013, we have received payments totaling $95 million from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies. In connection with our recent settlement discussions, some of our insurance carriers have questioned whether reimbursement of legal fees and related expenses is proper under certain circumstances.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In March 2013, the Fifth Circuit heard oral argument in the appeal. We are awaiting a ruling on the appeal from the Fifth Circuit. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of March 31, 2013, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $71 million as of March 31, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
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
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state Superfund sites for which we have established reserves. As of March 31, 2013, those nine sites accounted for approximately $5 million of our $71 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2013, including $191 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income or loss per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
For the three months ended March 31, 2013, we incurred losses from continuing operations attributable to company shareholders and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Excluded from this computation are four million shares of common stock associated with awards granted under employee stock plans as well as options to purchase four million shares of common stock that were outstanding during the three months ended March 31, 2013.
For the three months ended March 31, 2012, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of awards granted under employee stock plans. Excluded from the computation of diluted income per share during the three months ended March 31, 2012 are options to purchase five million shares of common stock that were outstanding. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8. Fair Value of Financial Instruments
At March 31, 2013, we held $418 million of investments in fixed income securities, with maturities ranging from less than one year to March 2016, compared to $398 million of investments in fixed income securities held at December 31, 2012. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	March 31, 2013			December 31, 2012
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Securities:
U.S. treasuries (a)	$150	$—	$150	$150	$—	$150
Other (b)	—	268	268	—	248	248
Total	$150	$268	$418	$150	$248	$398

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $144 million are classified as “Other current assets” and $124 million are classified as “Other assets” on our condensed consolidated balance sheets as of March 31, 2013, compared to $120 million classified as “Other current assets” and $128 million classified as “Other assets” as of December 31, 2012. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

The fair value of our Level 1 securities are based on quoted prices in active markets and the fair value of our Level 2 securities are based on quoted prices for identical assets in less active markets. We have no financial instruments measured at fair value using unobservable inputs (Level 3). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt is as follows:

	March 31, 2013				December 31, 2012
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$2,295	$3,982	$6,277	$4,820	$1,112	$5,272	$6,384	$4,820

Our Level 1 debt fair values are calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our Level 2 debt fair values are calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. We have no debt measured at fair value using unobservable inputs (Level 3).

Note 9. Revolving Credit Facility
In April 2013, we amended our $2.0 billion five-year revolving credit facility expiring in 2016. The amendment increased the facility from $2.0 billion to $3.0 billion and extended the expiration to 2018. The purpose of the facility is to provide general working capital and credit for other corporate purposes. The full amount of the facility was available as of April 26, 2013.

Note 10. Accounting Standards Recently Adopted
In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Halliburton Production Enhancement, Cementing, Completion Tools, Boots & Coots, Multi-Chem, and Artificial Lift.

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
With over 73,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first quarter of 2013, we produced revenue of $7.0 billion and an operating loss of $98 million. Revenue increased $106 million, or 2%, from the first quarter of 2012 primarily due to increased activity in all of our international regions and the Gulf of Mexico. This was partially offset by lower activity levels and pricing pressure in the United States land market for production enhancement services. The operating loss we experienced in the first quarter of 2013 was attributable to a $1.0 billion, pre-tax, reserve related to the Macondo well incident. The first quarter of 2012 results were negatively impacted by a $300 million, pre-tax, reserve related to the Macondo well incident.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase over the long term driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East. Furthermore, development of new resources is expected to be more complex, resulting in increasing service intensity.
In North America, the industry has experienced an activity shift from natural gas plays to oil and liquids-rich basins due to low natural gas prices resulting from continued strong natural gas production. As a result, operators have been optimizing their budgets by focusing on basins with better economics. We anticipate activity levels will improve over the course of the year through a combination of modest rig count growth and continued drilling efficiencies. However, we also expect weak natural gas activity and excess pressure pumping capacity, which may continue to put pressure on stimulation pricing. We currently intend to direct less capital toward the pressure pumping market in 2013.
Outside of North America, revenue and operating income increased in the first quarter of 2013 compared to the first quarter of 2012. We expect to see gradual activity and pricing improvements in those international markets where we anticipate the addition of deepwater rigs and those in which we have made strategic investments in capital and technologies. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements for the remainder of 2013.
We are continuing to execute several key initiatives in 2013. These initiatives include increasing manufacturing production in the Eastern Hemisphere and reinventing our service delivery platform to lower our delivery costs.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2013 with cash and equivalents of $2.0 billion, compared to $2.5 billion at the end of 2012. As of March 31, 2013, approximately $455 million of the $2.0 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. At March 31, 2013, we also held $418 million of investments in fixed income securities compared to $398 million at December 31, 2012. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $349 million in the first quarter of 2013.
Capital expenditures were $685 million in the first quarter of 2013, and were predominantly made in our Production Enhancement, Boots and Coots, Wireline and Perforating, and Sperry Drilling product service lines. We have also invested additional working capital to support the growth of our business.
During the first quarter of 2013, our primary components of net working capital (receivables, inventories, and accounts payable) increased by $318 million, primarily due to increased business activity.
In January 2013, we made a $219 million payment under a guarantee we issued for the Barracuda-Caratinga project.
We paid $116 million in dividends to our shareholders in the first quarter of 2013.
We also repurchased 1.2 million shares of our common stock during the quarter under our share repurchase program at a cost of approximately $50 million and at an average price of $40.70 per share.
Future uses of cash. Capital spending for 2013 is expected to be approximately $3.0 billion. The capital expenditures plan for 2013 is primarily directed toward our Production Enhancement, Sperry Drilling, Cementing, Boots and Coots, and Wireline and Perforating product service lines with less capital to be directed toward the North America pressure pumping market.
We have been participating in settlement discussions with some of the parties involved in the Macondo Multi-District Litigation. These discussions are at an advanced stage and our most recent offer includes cash components payable over an extended period of time, of which approximately $278 million would be payable over the next year. See Note 6 to the condensed consolidated financial statements for further discussion of our Macondo reserve.
Subject to Board of Directors approval, we expect to pay dividends representing approximately 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.125 per common share, or approximately $116 million per quarter. We also have approximately $1.7 billion remaining available under our share repurchase authorization program. We anticipate making additional purchases of our common stock under this program during the second quarter.
In April 2013, we made a $172 million earn-out payment related to a prior year acquisition due to significantly better than expected operating performance.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $1.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2013. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. As of March 31, 2013, we had $2.0 billion of cash and equivalents, $418 million in fixed income investments, and a total of $2.0 billion of available committed bank credit under our revolving credit facility. Reflecting the growth of our company, in April 2013, we executed an amendment to our revolving credit facility, which increased the capacity from $2.0 billion to $3.0 billion and extended the maturity to 2018. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, in 2013 can be fully funded through cash from operations.
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

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. For example, we continue to see delays in receiving payment on our receivables from one of our primary customers in Venezuela. Our total outstanding trade receivables in Venezuela at March 31, 2013 were $383 million, which represents approximately 6% of our gross trade receivables at that date. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industries we serve are highly competitive with many substantial competitors in each segment. In the first quarter of 2013, based upon the location of the services provided and products sold, 49% of our consolidated revenue was from the United States. In the first quarter of 2012, 56% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Some of the more significant measures of current and future spending levels of oil and natural gas companies are oil and natural gas prices, the world economy, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity. Our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the following tables. Additionally, our financial performance is impacted by well count in the North America market as a result of improved drilling and completion efficiencies.
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
Average Oil Prices (dollars per barrel)	2013	2012	2012
West Texas Intermediate	$94.34	$102.88	$94.15
United Kingdom Brent	112.49	118.49	111.60

Average United States Natural Gas Prices (dollars per thousand cubic feet, or Mcf)
Henry Hub	$3.49	$2.62	$2.81

The quarterly and yearly average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2013	2012	2012
United States:
Land	1,706	1,948	1,872
Offshore (incl. Gulf of Mexico)	52	42	47
Total	1,758	1,990	1,919
Canada:
Land	535	591	363
Offshore	1	—	1
Total	536	591	364
International (excluding Canada):
Land	959	879	931
Offshore	315	310	303
Total	1,274	1,189	1,234
Worldwide total	3,568	3,770	3,517
Land total	3,200	3,418	3,166
Offshore total	368	352	351

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2013	2012	2012
United States (incl. Gulf of Mexico):
Oil	1,332	1,262	1,359
Natural gas	426	728	560
Total	1,758	1,990	1,919
Canada:
Oil	398	423	261
Natural gas	138	168	103
Total	536	591	364
International (excluding Canada):
Oil	1,021	942	984
Natural gas	253	247	250
Total	1,274	1,189	1,234
Worldwide total	3,568	3,770	3,517
Oil total	2,751	2,627	2,604
Natural gas total	817	1,143	913

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2013	2012	2012
United States (incl. Gulf of Mexico):
Horizontal	1,127	1,172	1,151
Vertical	441	601	552
Directional	190	217	216
Total	1,758	1,990	1,919

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2012 between a low of approximately $78 per barrel to a high of approximately $109 per barrel. Brent oil spot prices fluctuated between a low of approximately $89 per barrel to a high of approximately $128 per barrel during this same period. During the first quarter of 2013, WTI and Brent oil spot prices averaged approximately $94 and $112 per barrel, a slight decrease from prices experienced in the first quarter of 2012. Prices have remained somewhat volatile as geopolitical tension in the Middle East, global economic uncertainty surrounding the upheaval in European banks, and slower growth expectations in Asia have impacted demand. The outlook for world petroleum demand for the remainder of 2013 appears mixed, with the International Energy Agency’s April 2013 “Oil Market Report” continuing to forecast 2013 demand to increase approximately 0.9% over 2012 levels.
Natural gas prices in the United States have increased approximately 33% from the first quarter of 2012 due to an increase in storage withdrawals as a result of colder temperatures in conjunction with a 32% decline in natural gas inventories from the same period in 2012. The United States Energy Information Administration's April 2013 “Short Term Energy Outlook” forecasts a decline in natural gas used for electricity generation, and we foresee significant natural gas price constraints in the near-term as natural gas competes as a fuel source in the power generation market.
In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first quarter of 2013, the average natural gas directed rig count fell by 332 rigs, or 37%, from the first quarter of 2012. The curtailment of natural gas activity along with the influx of stimulation equipment into the industry have resulted in overcapacity and pricing pressure for hydraulic fracturing services, which we expect to persist throughout 2013. Activity levels in Canada have also yet to return fully to levels seen during the same period in prior years. In the long run, we believe the shift to unconventional oil, liquids-rich, and natural gas basins in North America will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will benefit our operations.
In the Gulf of Mexico, deepwater drilling activity has returned to levels experienced before the Macondo incident. Improvement in the performance of many of our product service lines in this region is due to the 17% increase in the offshore rig count from the first quarter of 2012, in addition to the efficiencies and integrated solutions we offer that save our customers time and enhance productivity. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases during 2012, with average international rig count improving by 6% over 2011. These volume increases have led to meaningful absorption of equipment supply and we are now seeing opportunities for price improvements in select geographies. We anticipate that activity increases will remain steady as we believe that operator spending outlook will be impacted by ongoing macroeconomic concerns. We also believe that international unconventional oil and natural gas and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. During the first quarter of 2013, revenue outside North America increased 21% and operating income outside of North America increased 22% from the first quarter of 2012, as a result of our growth in unconventional activity overseas. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.
Venezuela. As of March 31, 2013, our total net investment in Venezuela was approximately $333 million, including net monetary assets of $100 million denominated in Bolívar Fuerte. Our total outstanding trade receivables in Venezuela were $383 million, or approximately 6% of our gross trade receivables, as of March 31, 2013, compared to $491 million, or approximately 9% of our gross trade receivables, as of December 31, 2012. We continue to see delays in receiving payment on our receivables from our primary customer in Venezuela. In addition, at March 31, 2013 we had $191 million of surety bond guarantees outstanding relating to our Venezuelan operations.
In February 2013, the Venezuelan government announced a devaluation of the Bolívar Fuerte, from the preexisting exchange rate of 4.3 Bolívar Fuertes per United States dollar to 6.3 Bolívar Fuertes per United States dollar, resulting in us incurring a foreign currency loss. However, the net foreign currency impact of Bolívar Fuertes activity in the first quarter of 2013 was not material, though further devaluation of the Bolívar Fuerte could impact our operations. For additional information, see Part I, Item 1(a), “Risk Factors” in our 2012 Annual Report on Form 10-K.

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

-	growing our international revenues and margins through achieving a better geographical balance in our business going forward, as well as improving our North America margins;

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by maintaining capital discipline and using our scale and breadth of operations; and

-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2013 COMPARED TO 2012

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$4,100	$4,290	$(190)	(4)%
Drilling and Evaluation	2,874	2,578	296	11
Total revenue	$6,974	$6,868	$106	2%

By geographic region:
Completion and Production:
North America	$2,745	$3,182	$(437)	(14)%
Latin America	355	306	49	16
Europe/Africa/CIS	532	456	76	17
Middle East/Asia	468	346	122	35
Total	4,100	4,290	(190)	(4)
Drilling and Evaluation:
North America	961	986	(25)	(3)
Latin America	590	474	116	24
Europe/Africa/CIS	655	556	99	18
Middle East/Asia	668	562	106	19
Total	2,874	2,578	296	11
Total revenue by region:
North America	3,706	4,168	(462)	(11)
Latin America	945	780	165	21
Europe/Africa/CIS	1,187	1,012	175	17
Middle East/Asia	1,136	908	228	25

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$615	$1,036	$(421)	(41)%
Drilling and Evaluation	407	368	39	11
Corporate and other	(1,120)	(381)	(739)	194
Total operating income (loss)	$(98)	$1,023	$(1,121)	(110)%

By geographic region:
Completion and Production:
North America	$432	$871	$(439)	(50)%
Latin America	28	55	(27)	(49)
Europe/Africa/CIS	64	57	7	12
Middle East/Asia	91	53	38	72
Total	615	1,036	(421)	(41)
Drilling and Evaluation:
North America	173	190	(17)	(9)
Latin America	81	67	14	21
Europe/Africa/CIS	57	40	17	43
Middle East/Asia	96	71	25	35
Total	407	368	39	11
Total operating income by region
(excluding Corporate and other):
North America	605	1,061	(456)	(43)
Latin America	109	122	(13)	(11)
Europe/Africa/CIS	121	97	24	25
Middle East/Asia	187	124	63	51

The 2% increase in consolidated revenue in the first quarter of 2013 compared to the first quarter of 2012 was a result of activity growth across all international regions. Revenue outside North America was 47% of consolidated revenue in the first quarter of 2013 and 39% of consolidated revenue in the first quarter of 2012.
The decrease of $1.1 billion, or 110%, in consolidated operating income in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $1.0 billion, pre-tax, loss contingency related to the Macondo well incident that was recorded in the first quarter of 2013, compared to a $300 million, pre-tax, Macondo-related loss contingency recorded in the first quarter of 2012. Additionally, we experienced reduced activity levels and pricing constraints in North America, which were partially offset by strong results in our international regions.
Completion and Production revenue decreased by 4% due to reduced stimulation activities in North America. North America revenue declined 14% from the first three months of 2012, as a result of the downturn in production enhancement services in the United States land market. Latin America revenue was up 16% due to increased completion tools sales in Brazil and higher unconventional stimulation activity in Mexico. Europe/Africa/CIS revenue increased 17%, with completions activity in Norway, the United Kingdom, and Angola driving the change. Middle East/Asia revenue improved 35% due to higher activity for all product lines in Australia and Saudi Arabia and increased completion tools sales in Malaysia. Revenue outside North America was 33% of total segment revenue in the first three months of 2013 and 26% of total segment revenue in the first three months of 2012.

Completion and Production operating income decreased 41% compared to the first quarter of 2012, as pricing pressure and reduced operator activities continued to impact production enhancement margins in North America. North America operating income declined 50% as a result of reduced profitability for stimulation activities in the United States land market. Latin America operating income fell 49% due to increased costs for cementing throughout the region and in the Boots & Coots product service line in Mexico. Europe/Africa/CIS operating income was up 12%, primarily due to increased completions activity in Angola and the United Kingdom, which was partially offset by a decline in Boots & Coots activity in the Congo. Middle East/Asia operating income improved 72% due to higher activity across most product lines in Australia and Saudi Arabia and increased completions activity in southeast Asia.
Drilling and Evaluation revenue was up 11% compared to the first quarter of 2012 on the strength of international drilling activity. North America revenue decreased 3%, as drilling and wireline activity declines in the United States land market were partially offset by a recovery of drilling activities in the Gulf of Mexico. Latin America revenue improved 24% as a result of heightened drilling activities throughout most of the region, particularly Mexico and Brazil. Europe/Africa/CIS revenue increased 18% due to higher drilling activities in Norway and Azerbaijan, which were partially offset by reduced activity in Algeria. Middle East/Asia revenue improved 19% due to higher activity levels in Saudi Arabia and Indonesia and increased direct sales in China. Revenue outside North America was 67% of total segment revenue in the first quarter of 2013 and 62% of total segment revenue in the first quarter of 2012.
Drilling and Evaluation operating income increased 11% compared to the first quarter of 2012, as strong growth in our international regions more than offset reductions in the North America. North America operating income decreased 9%, as lower demand for drilling and wireline service in the United States land market was partially offset by the recovery of deepwater activities in the Gulf of Mexico. Latin America operating income was up 21%, driven by market share growth and cost reductions for Baroid in Brazil and increased demand for drilling services in Mexico, which were partially offset by higher costs for offshore activities in Brazil. Europe/Africa/CIS region operating income increased 43%, as demand improved for drilling services in Azerbaijan and Russia and higher Baroid sales in Norway and Angola. These increases were partially offset by lower drilling activities in Tanzania. Middle East/Asia operating income improved 35% as a result of higher demand for drilling services in Australasia, Indonesia, the Middle East, and China and higher wireline sales and services in China and Malaysia.
Corporate and other expenses were $1.1 billion in the first quarter of 2013 compared to $381 million in the first quarter of 2012. The significant increase was due to a $1.0 billion, pre-tax, Macondo-related loss contingency that was recorded in the first quarter of 2013, compared to a $300 million, pre-tax, Macondo-related loss contingency recorded in the first quarter of 2012.

NONOPERATING ITEMS
Effective tax rate. The effective tax rate on continuing operations in the first quarter of 2013 was positively impacted by federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the enactment during the quarter of the American Taxpayer Relief Act of 2012. However, our effective tax rate experienced an unusual alteration when we recorded a $1.0 billion, pre-tax, loss contingency related to the Macondo well incident in the first quarter of 2013 which shifted us into a loss from continuing operations for the period. Additionally, our effective tax rate was impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our customers' international operations.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 6 to the condensed consolidated financial statements, Part II, Item 1, “Legal Proceedings” and Part II, Item 1(a), "Risk Factors."

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “plans,” “estimates,” “intends,” “expects,” “do not expect,” “anticipates,” “do not anticipate,” “should,” “likely,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2012.

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below began on February 25, 2013 and is ongoing. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, the results of the MDL trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. We have recently participated, and expect to continue to participate, in court-facilitated settlement discussions to resolve a substantial portion of the private claims that are pending in the MDL trial. Our most recent settlement offer includes both Halliburton common stock and cash payments, with the cash components payable over an extended period of time. These discussions are at an advanced stage and, although the discussions have not resulted in a settlement, during the first quarter of 2013 we recorded an additional $1.0 billion reserve relating to the MDL based on recent settlement discussions. As of March 31, 2013, our aggregate reserve was $1.3 billion, which consists of a current portion of $278 million included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This aggregate amount represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. The settlement discussions do not cover all possible parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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
A federal grand jury has been convened in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident. We are cooperating fully with the DOJ's criminal investigation. As of April 26, 2013, the DOJ has not commenced any criminal proceedings against us. We cannot predict the status or outcome of the DOJ's criminal investigation or estimate the potential impact the investigation may have on us or our liability assessment, all of which may change as the investigation progresses. We have had and expect to continue to have discussions with the DOJ regarding the Macondo well incident and associated pre-incident and post-incident conduct.
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

Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 650 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for certain lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, the MBTA, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, numerous local governmental entities, and three Mexican states. Complaints brought against us by at least seven other parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs' claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases and which began on February 25, 2013. The first phase of this portion of the trial is covering issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 2013 for the beginning of the second phase of this portion of the trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unsolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ is participating in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, it is anticipated that the DOJ's civil action for the CWA and OPA violations, fines, and penalties will be addressed by the court in a subsequent phase or proceeding. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the two phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Discovery with respect to the second phase of the trial is ongoing. The MDL court is currently considering the scope of a potential third phase of the trial.

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
In April 2011, we filed claims against BP Exploration, BP p.l.c. and BP America Production Company (BP Defendants), M-I Swaco, Cameron, Anadarko, MOEX, Weatherford, Dril-Quip, and numerous entities involved in the post-blowout remediation and response efforts, in each case seeking contribution and indemnification and alleging negligence. Our claims also alleged gross negligence and willful misconduct on the part of the BP Defendants, Anadarko, and Weatherford. We also filed claims against M-I Swaco and Weatherford for contractual indemnification, and against Cameron, Weatherford and Dril-Quip for strict products liability, although the court has since issued orders dismissing all claims asserted against Cameron, Dril-Quip, M-I Swaco and Weatherford in the MDL. We filed our answer to Transocean's Limitation petition denying Transocean's right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.
Judge Barbier has issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply, and therefore all claims brought under state law causes of action were dismissed; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims can be brought against both responsible and non-responsible parties under general maritime law. As discussed above, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP Exploration has filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA.
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
The MDL trial is underway. At the conclusion of the plaintiffs' case we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants.
Also in March 2013, we advised the MDL court that we recently found a rig sample of dry cement blend collected at another well that was cemented before the Macondo well using the same dry cement blend as used on the Macondo production casing. In April 2013, we advised the MDL parties that we recently discovered some additional documents related to the Macondo well incident. BP and others have asked the court to impose sanctions and adverse findings against us because, according to their allegations, we should have identified the cement sample in 2010 and the additional documents by October 2011. The MDL court has not ruled on the requests for sanctions and adverse findings. We believe that the recent discoveries were the result of simple misunderstandings or mistakes, and that sanctions are not warranted.
Testimony relating to the first phase of the MDL trial has been completed. The MDL court has indicated that it will issue a schedule for the parties to provide proposed findings of facts and conclusions of law and for post-trial briefing.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through March 31, 2013, we have received payments totaling $95 million from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies. In connection with our recent settlement discussions, some of our insurance carriers have questioned whether reimbursement of legal fees and related expenses is proper under certain circumstances.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In March 2013, the Fifth Circuit heard oral argument in the appeal. We are awaiting a ruling on the appeal from the Fifth Circuit. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $71 million as of March 31, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
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
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state Superfund sites for which we have established reserves. As of March 31, 2013, those nine sites accounted for approximately $5 million of our $71 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our 2012 Annual Report on Form 10-K.

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

We are named along with other unaffiliated defendants in more than 650 complaints, most of which are alleged class-actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Part II, Item 1, “Legal Proceedings.” Additional lawsuits may be filed against us, including criminal and civil charges under federal and state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
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
In October 2011, the BSEE issued a notification of INCs to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the IBLA. In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal and ordered us and the BSEE to file notice within 15 days after the conclusion of the MDL and, within 60 days after the MDL court issues a final decision, to file a proposal for further action in the appeal. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, the results of the MDL trial, the effect that the settlements between BP and the PSC in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation. We have recently participated, and expect to continue to participate, in court-facilitated settlement discussions to resolve a substantial portion of the private claims that are pending in the MDL trial. Our most recent settlement offer includes both Halliburton common stock and cash payments, with the cash components payable over an extended period of time. These discussions are at an advanced stage and, although the discussions have not resulted in a settlement, during the first quarter of 2013 we recorded an additional $1.0 billion reserve relating to the MDL based on recent settlement discussions. As of March 31, 2013, our aggregate reserve was $1.3 billion, which represents a loss contingency that is probable and for which a reasonable estimate of loss can be made. There can be no assurance that the current settlement discussions relating to the MDL will result in a settlement at the amount contemplated by our loss contingency or at all. The settlement discussions do not cover all possible parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	138,180	$35.96	—	$1,731,208,803
February 1 - 28	1,250,415	$40.71	1,233,600	$1,680,999,794
March 1 - 31	19,230	$40.91	—	$1,680,999,794
Total	1,407,825	$40.25	1,233,600

(a)
Of the 1,407,825 shares purchased during the first quarter of 2013, 174,225 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a program to repurchase up to $5.0 billion of our common stock from time to time. During the first quarter of 2013, we repurchased 1,233,600 shares of our common stock pursuant to that program for a total cost of approximately $50 million and at an average price of $40.70 per share. Since the inception of the program in February 2006, we have purchased approximately 97 million shares at a total cost of $3.3 billion. We have remaining authorization to repurchase up to approximately $1.7 billion of our common stock.

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

Item 5. Other Information

On April 23, 2013, we entered into a First Amendment to Five Year Revolving Credit Agreement with the banks party thereto and Citibank, N.A., as Agent (First Amendment), to the Five Year Revolving Credit Agreement, dated as of February 22, 2011, among us, the banks party thereto, and Citibank, N.A., as Agent (Credit Agreement).
The Credit Agreement is for general working capital and credit for other corporate purposes. The First Amendment further increases the commitments under the Credit Agreement from $2.0 billion to $3.0 billion and extends the expiration of the Credit Agreement from February 22, 2016 to April 23, 2018.
The First Amendment is attached to this quarterly report as Exhibit 10.4.

Item 6. Exhibits

*	10.1	Executive Agreement (Myrtle L. Jones).
*	10.2	Form of Indemnification Agreement for Officers (first elected after January 1, 2013).
	10.3	Form of Indemnification Agreement for Directors (first elected after January 1, 2013) (incorporated by
		reference to Exhibit 10.1 of Halliburton's Form 8-K filed March 22, 2013, File No. 1-3492).
*	10.4	First Amendment dated April 23, 2013 of the Five Year Revolving Credit Agreement among
		Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent effective February
		22, 2011.
*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002.
**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Evelyn M. Angelle
Mark A. McCollum	Evelyn M. Angelle
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 26, 2013