Form 10-Q
period 2013-06-30
HALLIBURTON CO
filed 2013-07-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

As of July 19, 2013, 913,580,924 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2013	2012	2013	2012
Revenue:
Services	$5,566	$5,670	$10,900	$11,094
Product sales	1,751	1,564	3,391	3,008
Total revenue	7,317	7,234	14,291	14,102
Operating costs and expenses:
Cost of services	4,765	4,638	9,379	8,871
Cost of sales	1,481	1,328	2,867	2,572
Loss contingency for Macondo well incident	—	—	1,000	300
General and administrative	87	67	159	135
Total operating costs and expenses	6,333	6,033	13,405	11,878
Operating income	984	1,201	886	2,224
Interest expense, net of interest income of $2, $2, $5, and $4	(71)	(80)	(142)	(154)
Other, net	(11)	(17)	(25)	(24)
Income from continuing operations before income taxes	902	1,104	719	2,046
Provision for income taxes	(256)	(357)	(84)	(661)
Income from continuing operations	646	747	635	1,385
Income (loss) from discontinued operations, net of income tax benefit (provision) of $(2), $(3), $0, and $2	2	(8)	(3)	(16)
Net income	$648	$739	$632	$1,369
Noncontrolling interest in net income of subsidiaries	(4)	(2)	(6)	(5)
Net income attributable to company	$644	$737	$626	$1,364
Amounts attributable to company shareholders:
Income from continuing operations	$642	$745	$629	$1,380
Income (loss) from discontinued operations, net	2	(8)	(3)	(16)
Net income attributable to company	$644	$737	$626	$1,364
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.69	$0.81	$0.68	$1.50
Income (loss) from discontinued operations, net	0.01	(0.01)	(0.01)	(0.02)
Net income per share	$0.70	$0.80	$0.67	$1.48
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.69	$0.80	$0.68	$1.49
Loss from discontinued operations, net	—	(0.01)	(0.01)	(0.02)
Net income per share	$0.69	$0.79	$0.67	$1.47

Cash dividends per share	$0.125	$0.09	$0.25	$0.18
Basic weighted average common shares outstanding	925	924	928	923
Diluted weighted average common shares outstanding	928	926	931	926
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2013	2012	2013	2012
Net income	$648	$739	$632	$1,369
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$2	$6	$6	$14
Other	(1)	(1)	1	(2)
Other comprehensive income, net of income taxes	1	5	7	12
Comprehensive income	$649	$744	$639	$1,381
Comprehensive income attributable to noncontrolling interest	(3)	(2)	(6)	(5)
Comprehensive income attributable to company shareholders	$646	$742	$633	$1,376
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$1,412	$2,484
Receivables (less allowance for bad debts of $96 and $92)	6,359	5,787
Inventories	3,341	3,186
Other current assets	1,509	1,629
Total current assets	12,621	13,086
Property, plant, and equipment, net of accumulated depreciation of $8,796 and $8,056	10,753	10,257
Goodwill	2,116	2,135
Other assets	1,928	1,932
Total assets	$27,418	$27,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,251	$2,041
Accrued employee compensation and benefits	867	930
Other current liabilities	1,659	1,781
Total current liabilities	4,777	4,752
Long-term debt	4,820	4,820
Loss contingency for Macondo well incident	1,022	300
Employee compensation and benefits	565	607
Other liabilities	869	1,141
Total liabilities	12,053	11,620
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,072 and 1,073 shares	2,681	2,682
Paid-in capital in excess of par value	367	486
Accumulated other comprehensive loss	(302)	(309)
Retained earnings	17,577	17,182
Treasury stock, at cost - 160 and 144 shares	(4,986)	(4,276)
Company shareholders’ equity	15,337	15,765
Noncontrolling interest in consolidated subsidiaries	28	25
Total shareholders’ equity	15,365	15,790
Total liabilities and shareholders’ equity	$27,418	$27,410
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income	$632	$1,369
Adjustments to reconcile net income to net cash flows from operating activities:
Loss contingency for Macondo well incident	1,000	300
Depreciation, depletion, and amortization	922	791
Other changes:
Receivables	(613)	(602)
Accounts payable	227	289
Payment of Barracuda-Caratinga obligation	(219)	—
Inventories	(154)	(724)
Other	(324)	(288)
Total cash flows from operating activities	1,471	1,135
Cash flows from investing activities:
Capital expenditures	(1,396)	(1,651)
Sales of investment securities	232	200
Purchases of investment securities	(110)	(100)
Other investing activities	83	34
Total cash flows from investing activities	(1,191)	(1,517)
Cash flows from financing activities:
Payments to reacquire common stock	(1,015)	—
Dividends to shareholders	(231)	(167)
Other financing activities	(83)	25
Total cash flows from financing activities	(1,329)	(142)
Effect of exchange rate changes on cash	(23)	(2)
Decrease in cash and equivalents	(1,072)	(526)
Cash and equivalents at beginning of period	2,484	2,698
Cash and equivalents at end of period	$1,412	$2,172
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$146	$146
Income taxes	$390	$897
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2013, the results of our operations for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2013 classifications. The results of our operations for the three and six months ended June 30, 2013 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment (such as the loss contingencies related to the Macondo well incident recorded during the first quarters of 2013 and 2012 and a $55 million charitable contribution expensed during the second quarter of 2013).
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2013	2012	2013	2012
Revenue:
Completion and Production	$4,363	$4,460	$8,463	$8,750
Drilling and Evaluation	2,954	2,774	5,828	5,352
Total revenue	$7,317	$7,234	$14,291	$14,102
Operating income:
Completion and Production	$732	$914	$1,347	$1,950
Drilling and Evaluation	415	393	822	761
Total operations	1,147	1,307	2,169	2,711
Corporate and other	(163)	(106)	(1,283)	(487)
Total operating income	$984	$1,201	$886	$2,224
Interest expense, net of interest income	(71)	(80)	(142)	(154)
Other, net	(11)	(17)	(25)	(24)
Income from continuing operations before income taxes	$902	$1,104	$719	$2,046

Receivables
As of June 30, 2013, 35% of our gross trade receivables were from customers in the United States. As of December 31, 2012, 36% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $177 million as of June 30, 2013 and $139 million as of December 31, 2012. If the average cost method had been used, total inventories would have been $36 million higher than reported as of June 30, 2013 and $41 million higher than reported as of December 31, 2012. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2013	December 31, 2012
Finished products and parts	$2,362	$2,264
Raw materials and supplies	831	793
Work in process	148	129
Total	$3,341	$3,186

Finished products and parts are reported net of obsolescence reserves of $129 million as of June 30, 2013 and $114 million as of December 31, 2012.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Shares repurchased	(1,050)	(1,050)	—
Payments of dividends to shareholders	(231)	(231)	—
Stock plans	244	244	—
Other	(27)	(24)	(3)
Comprehensive income	639	633	6
Balance at June 30, 2013	$15,365	$15,337	$28

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Payments of dividends to shareholders	(167)	(167)	—
Stock plans	154	154	—
Other	(23)	(21)	(2)
Comprehensive income	1,381	1,376	5
Balance at June 30, 2012	$14,561	$14,540	$21

During the six months ended June 30, 2013, we repurchased approximately 25 million shares of our common stock for a total cost of approximately $1.1 billion at an average price of $42.67 per share, inclusive of cash settlements in July 2013. On July 18, 2013, our board of directors increased the authorization to purchase Halliburton common stock by $4.3 billion, to a new total repurchase capacity of $5.0 billion.
On July 26, 2013, we commenced an offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $3.3 billion, at a per share purchase price of not less than $42.50 per share nor greater than $48.50 per share, pursuant to a “modified Dutch auction” procedure. The tender offer will expire at 11:59 p.m., New York City time, on August 22, 2013, unless extended or terminated by us. The tender offer is subject to the satisfaction or waiver of a number of conditions, including that we enter into one or more new debt financing arrangements that collectively result in our receipt of net proceeds that are sufficient to fund a substantial portion of the aggregate purchase price of the shares we intend to purchase in the tender offer.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2013	December 31, 2012
Defined benefit and other postretirement liability adjustments	$(235)	$(241)
Cumulative translation adjustments	(69)	(69)
Other	2	1
Total accumulated other comprehensive loss	$(302)	$(309)

Amounts reclassified out of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 were not material. Additionally, the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2013 and 2012 were not material.

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement (“MSA”) and a Tax Sharing Agreement (“TSA”). We recorded a liability reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” Amounts accrued relating to our KBR liabilities were included in “Other liabilities” in our condensed consolidated balance sheets and totaled $219 million as of December 31, 2012. During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. Accordingly, there were no amounts accrued at June 30, 2013.
Tax sharing agreement
The TSA provides for the calculation and allocation of United States and certain other jurisdiction tax liabilities between KBR and us for the periods 2001 through the date of separation. The TSA is complex, and finalization of amounts owed between KBR and us under the TSA can occur only after income tax audits are completed by the taxing authorities and both parties have had time to analyze the results.
During the second quarter of 2012, we sent a notice as required by the TSA to KBR requesting the appointment of an arbitrator in accordance with the terms of the TSA. This request asked the arbitrator to find that KBR owes us a certain amount pursuant to the TSA. KBR denied that it owes us any amount and asserted instead that we owe KBR a certain amount under the TSA. KBR also asserted that they believe the MSA controls its defenses to our TSA claim and demanded arbitration under that agreement. On July 10, 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate this dispute in accordance with the provisions of the TSA, rather than the MSA. KBR filed a cross-motion seeking to compel arbitration under the MSA. In September 2012, the court denied our motion and granted KBR's motion to compel arbitration under the MSA. We continue to believe that the TSA was intended to govern this matter and have filed a notice of appeal, which is pending.
In May 2013, KBR's defenses were arbitrated before a panel appointed pursuant to the MSA. In June 2013, the panel issued its award, finding it had jurisdiction to hear the dispute and that a significant portion of our claim made under the TSA was barred by the time limitation provision in the MSA. The panel ordered the parties to return to the TSA arbitrator for determination of the parties' remaining TSA claims. While we disagree with the court's ruling and the MSA panel's findings, we are legally bound by these decisions, subject to the outcome of our notice of appeal. Due to the uncertainty surrounding the TSA arbitrator's ultimate determination of the parties' claims, we are unable to make a reasonable estimate at this time but do not expect the results of this determination, which will be reflected as discontinued operations, to have a material effect on our liquidity, consolidated results of operations, or consolidated financial condition. No anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements as of June 30, 2013.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below is ongoing. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, the results of the MDL trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation.
During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlement discussions that had taken place during the first quarter. As of June 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $278 million included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This reserve represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency does not include potential recoveries from our insurers. We are continuing to participate in court-facilitated settlement discussions to resolve a substantial portion of the private claims pending in the MDL trial. However, the pace of those settlement discussions has recently slowed as we understand BP is challenging certain provisions of its settlement with the PSC, including a recent appeal to the Fifth Circuit Court of Appeals.
Reaching a settlement of the type contemplated by our current discussions involves a complex process, and there can be no assurance as to whether or when we may complete a settlement. In addition, the settlement discussions do not cover all parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
In July 2013, we entered into a settlement agreement with the United States Department of Justice (DOJ) to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. See "DOJ Investigations and Actions" below for more information.
Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations have been critical of BP, Transocean, and us, among others. For example, one or more of those reports have concluded that primary cement failure was a direct cause of the blowout, that cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable, and that numerous other oversights and factors caused or contributed to the cause of the incident, including BP's failure to run a cement bond log, BP's and Transocean's failure to properly conduct and interpret a negative-pressure test, the failure of the drilling crew and our surface data logging specialist to recognize that an unplanned influx of oil, natural gas, or fluid into the well was occurring, communication failures among BP, Transocean, and us, and flawed decisions relating to the design, construction, and testing of barriers critical to the temporary abandonment of the well. The U.S. Chemical Safety and Hazard Investigation Board is also conducting an investigation of the incident.

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
At this time we cannot predict the impact of the investigations or reports referred to above, or the conclusions of future investigations or reports. We also cannot predict whether any investigations or reports will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation.
We intend to continue to cooperate fully with all hearings, investigations, and requests for information relating to the Macondo well incident. We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the DOJ was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), and the Endangered Species Act of 1973 (ESA).
The CWA provides authority for civil penalties for discharges of oil into or upon navigable waters of the United States, adjoining shorelines, or in connection with the Outer Continental Shelf Lands Act (OCSLA) in quantities that are deemed harmful. A single discharge event may result in the assertion of numerous violations under the CWA. Civil proceedings under the CWA can be commenced against an “owner, operator, or person in charge of any vessel, onshore facility, or offshore facility from which oil or a hazardous substance is discharged” in violation of the CWA. The civil penalties that can be imposed against responsible parties range from up to $1,100 per barrel of oil discharged in the case of those found strictly liable to $4,300 per barrel of oil discharged in the case of those found to have been grossly negligent.
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
The ESA establishes liability for injury and death to wildlife. The ESA provides for civil penalties for knowing violations that can range up to $25,000 per violation.
In addition, federal agencies could be precluded from contracting with a company that is sanctioned under law.

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending. In July 2013, we also filed a motion for summary judgment requesting a court order that we are not liable to BP or Transocean for equitable indemnification or contribution with regard to any CWA fines and penalties that have been assessed or may be assessed against BP or Transocean.
We were not named as a responsible party under the CWA or the OPA in the DOJ civil action, and we do not believe we are a responsible party under the CWA or the OPA. While we were not included in the DOJ’s civil complaint, there can be no assurance that federal governmental authorities will not bring a civil action against us under the CWA, the OPA, and/or other statutes or regulations, or that state governmental authorities will not bring an action, whether civil or criminal, against us.
In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. Pursuant to a cooperation guilty plea agreement, Halliburton Energy Services, Inc., our wholly owned subsidiary (HESI), agreed to plead guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. Pursuant to the plea agreement, HESI agreed to pay a criminal fine of $0.2 million within five days of sentencing and agreed to three years' probation. The DOJ has agreed that it will not pursue further criminal prosecution of us (including our subsidiaries) for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. The plea agreement is subject to court approval.
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

Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,500 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for a relatively small number of lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution, and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, The Migratory Bird Treaty Act of 1918, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, the State of Texas, numerous local governmental entities, three Mexican states and the United Mexican States. Complaints brought against us by at least seven parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs' claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases and which began in February 2013. The first phase of this trial has concluded and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 30, 2013 for the beginning of the second phase of this trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unresolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ is participating in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in a third phase of the trial. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Discovery with respect to the second phase of the trial is ongoing.

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
In October 2012, the MDL court issued an order dismissing three types of plaintiff claims: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. The MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under OPA. A group of plaintiffs appealed the order, but the Fifth Circuit dismissed the appeal.
The first phase of the MDL trial has been completed. At the conclusion of the plaintiffs' case we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants with respect to the first phase of the trial.
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
Testimony relating to the first phase of the MDL trial has been completed. Parties to the MDL, including the PSC, the States of Louisiana and Alabama, the United States, BP, Transocean and us, have submitted proposed findings of facts and conclusions of law and post-trial briefs with respect to the first phase of the trial.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 30, 2013, we have incurred legal fees and related expenses of approximately $223 million, of which $190 million has been reimbursed under or is expected to be covered by our insurance program. During the second quarter of 2013, we reached a favorable agreement with some of our insurers which, among other things, allows us to continue to be reimbursed for our covered legal costs. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In March 2013, the Fifth Circuit heard oral argument in the appeal. In April 2013, the Fifth Circuit issued an order affirming the District Court's order certifying the class. The case is now pending in the District Court and fact discovery has resumed. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of June 30, 2013, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
Since the third quarter of 2011, we have been participating in meetings with the DOJ and the SEC to brief them on the status of our investigation and have been producing documents to them both voluntarily and as a result of SEC subpoenas to us and certain of our current and former officers and employees.
During the second quarter of 2012, in connection with a meeting with the DOJ and the SEC regarding the above investigation, we advised the DOJ and the SEC that we were initiating unrelated, internal investigations into payments made to a third-party agent relating to certain customs matters in Angola and to third-party agents relating to certain customs and visa matters in Iraq.
We expect to continue to have discussions with the DOJ and the SEC regarding the Angola and Iraq matters described above and have indicated that we would further update them as our investigations progress. We have engaged outside counsel and independent forensic accountants to assist us with these investigations.

During the second quarter of 2013, we received a civil investigative demand from the Antitrust Division of the DOJ regarding pressure pumping services. We have engaged in discussions with the DOJ on this matter and are in the process of providing responses to the DOJ's information requests. We understand there have been others in our industry who have received similar correspondence from the DOJ, and we do not believe that we are being singled out for any particular scrutiny.
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
Environmental
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation, and Liability Act;

-	the Resource Conservation and Recovery Act;

-	the Clean Air Act;

-	the Federal Water Pollution Control Act;

-	the Toxic Substances Control Act; and

-	the Oil Pollution Act.
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $70 million as of June 30, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
In November 2012, we received an Enforcement Notice from the Pennsylvania Department of Environmental Protection (PADEP) regarding an alleged improper disposal of oil field acid in or around Homer City, Pennsylvania between 1999 and 2011. We are currently negotiating with the PADEP to resolve this matter in an amicable manner. We expect the PADEP to assess a penalty in excess of $100,000 and have therefore accrued for an immaterial amount.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2013, those eight sites accounted for approximately $5 million of our $70 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2013, including $190 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Differences between basic and diluted weighted average common shares outstanding for all periods presented resulted from the dilutive effect of awards granted under our stock incentive plans.
Excluded from the computation of diluted income per share are options to purchase six million and five million shares of common stock that were outstanding during the three and six months ended June 30, 2013, and ten million and seven million shares of common stock that were outstanding during the three and six months ended June 30, 2012. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 8. Fair Value of Financial Instruments
At June 30, 2013, we held $277 million of investments in fixed income securities, with maturities ranging from less than one year to June 2016, compared to $398 million of investments in fixed income securities held at December 31, 2012. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	June 30, 2013			December 31, 2012
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Securities:
U.S. treasuries (a)	$—	$—	$—	$150	$—	$150
Other (b)	—	277	277	—	248	248
Total	$—	$277	$277	$150	$248	$398

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $146 million are classified as “Other current assets” and $131 million are classified as “Other assets” on our condensed consolidated balance sheets as of June 30, 2013, compared to $120 million classified as “Other current assets” and $128 million classified as “Other assets” as of December 31, 2012. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

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

The carrying amount and fair value of our long-term debt is as follows:

	June 30, 2013				December 31, 2012
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,665	$4,292	$5,957	$4,820	$1,112	$5,272	$6,384	$4,820

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

Note 9. Revolving Credit Facility
In April 2013, we amended our $2.0 billion five-year revolving credit facility expiring in 2016. The amendment increased the facility from $2.0 billion to $3.0 billion and extended the expiration to 2018. The purpose of the facility is to provide general working capital and credit for other corporate purposes. The full amount of the facility was available as of June 30, 2013.

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
With over 75,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
Our consolidated revenue for the second quarter of 2013 was $7.3 billion, a quarterly record for us. We also achieved record revenues within our Baroid, Cementing, Completion Tools, Multi-Chem, and Testing and Subsea product service lines. Additionally, during the second quarter of 2013, our international revenue comprised approximately 48% of our total company revenues. The percentage of our revenue that relates to our international operations has been steadily increasing and is representative of our ongoing strategy to grow our international business and balance our geographic mix.
During the first half of 2013, we produced revenue of $14.3 billion and operating income of $886 million. Revenue increased $189 million from the first half of 2012 primarily due to increased activity in all of our international regions and the Gulf of Mexico. This was partially offset by lower activity levels and pricing pressure in the United States land market for drilling and completions product lines. The first half of 2013 results were negatively impacted by a $1.0 billion, pre-tax, reserve related to the Macondo well incident, while the first half of 2012 results were negatively impacted by a $300 million, pre-tax, reserve related to the Macondo well incident.
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
In North America, the industry has experienced an activity shift from natural gas plays to oil and liquids-rich basins due to low natural gas prices resulting from continued strong natural gas production. As a result, operators have been optimizing their budgets by focusing on basins with better economics. We anticipate activity levels will improve over the course of the year through a combination of seasonal recoveries and continued drilling efficiencies. In addition, we are observing a meaningful switch to multi-well pad activity among our customer base. We believe these incremental drilling efficiency gains will provide for higher service intensity.
Outside of North America, revenue and operating income increased by 17% and 13% in the first half of 2013 compared to the first half of 2012. We expect to see gradual activity and pricing improvements in those international markets where we have made strategic investments in capital and technologies. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements for the remainder of 2013.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2013 with cash and equivalents of $1.4 billion, compared to $2.5 billion at the end of 2012. As of June 30, 2013, approximately $260 million of the $1.4 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to tax if repatriated. If these funds are needed for our operations in the United States, we would be required to accrue and pay United States taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. At June 30, 2013, we also held $277 million of investments in fixed income securities compared to $398 million at December 31, 2012. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $1.5 billion in the first half of 2013.
Capital expenditures were $1.4 billion in the first half of 2013, and were predominantly made in our Production Enhancement, Boots and Coots, Wireline and Perforating, Sperry Drilling, and Cementing product service lines.
We repurchased approximately 24 million shares of our common stock during the first half of 2013 under our share repurchase program at a cost of approximately $1.0 billion, exclusive of repurchases with cash settlements in July 2013.
During the first half of 2013, our primary components of working capital (receivables, inventories, and accounts payable) increased by a net $540 million, primarily due to increased business activity.
We paid $231 million in dividends to our shareholders in the first half of 2013.
In January 2013, we made a $219 million payment under a guarantee we issued for the Barracuda-Caratinga project.
In April 2013, we made a $172 million earn-out payment related to a prior year acquisition due to significantly better than expected operating performance.
During the first half of 2013, we sold $122 million of investment securities, net of investment securities purchased.
Future uses of cash. Capital spending for 2013 is expected to be approximately $3.0 billion. The capital expenditures plan for 2013 is primarily directed toward our Production Enhancement, Boots and Coots, Sperry Drilling, Wireline and Perforating, and Cementing product service lines with less capital to be directed toward the North America pressure pumping market.
On July 18, 2013, our board of directors increased the authorization to purchase our common stock by $4.3 billion, to a new total repurchase capacity of $5.0 billion. On July 26, 2013, we commenced an offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $3.3 billion, at a per share purchase price of not less than $42.50 per share nor greater than $48.50 per share, pursuant to a “modified Dutch auction” procedure. The tender offer will expire at 11:59 p.m., New York City time, on August 22, 2013, unless extended or terminated by us. The tender offer is subject to the satisfaction or waiver of a number of conditions, including that we enter into one or more new debt financing arrangements that collectively result in our receipt of net proceeds that are sufficient to fund a substantial portion of the aggregate purchase price of the shares we intend to purchase in the tender offer.
Subject to Board of Directors approval, we expect to pay dividends representing approximately 15% to 20% of our net income on an annual basis, subject to adjustment for potential one-time items. Currently, our dividend rate is $0.125 per common share, or approximately $116 million per quarter.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2013. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. As of June 30, 2013, we had $1.4 billion of cash and equivalents, $277 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Reflecting the growth of our company, in April 2013, we executed an amendment to our revolving credit facility, which increased the capacity from $2.0 billion to $3.0 billion and extended the maturity to 2018. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2013 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any. However, as discussed in Note 6 to the condensed consolidated financial statements, there are numerous future developments that may arise as a result of the Macondo well incident that could have a material adverse effect on our liquidity.

Credit ratings. Credit ratings for our long-term debt remain A2 with Moody’s Investors Service and A with Standard & Poor’s. The credit ratings on our short-term debt remain P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. For example, we continue to see delays in receiving payment on our receivables from one of our primary customers in Venezuela. Our total outstanding trade receivables in Venezuela at June 30, 2013 were $451 million, which represents approximately 7% of our gross trade receivables at that date. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industry we serve is highly competitive with many substantial competitors in each segment. In the first half of 2013, based upon the location of the services provided and products sold, 49% of our consolidated revenue was from the United States. In the first half of 2012, 56% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
Average Oil Prices (dollars per barrel)	2013	2012	2012
West Texas Intermediate	$94.09	$93.73	$94.15
United Kingdom Brent	102.74	108.92	111.60

Average United States Natural Gas Prices (dollars per thousand cubic feet, or Mcf)
Henry Hub	$4.01	$2.26	$2.81

The quarterly and yearly average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2013	2012	2013	2012
United States:
Land	1,709	1,924	1,708	1,936
Offshore (incl. Gulf of Mexico)	52	46	52	44
Total	1,761	1,970	1,760	1,980
Canada:
Land	152	171	344	381
Offshore	2	2	2	2
Total	154	173	346	383
International (excluding Canada):
Land	974	923	966	901
Offshore	332	306	324	308
Total	1,306	1,229	1,290	1,209
Worldwide total	3,221	3,372	3,396	3,572
Land total	2,835	3,018	3,018	3,218
Offshore total	386	354	378	354

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2013	2012	2013	2012
United States (incl. Gulf of Mexico):
Oil	1,398	1,372	1,365	1,317
Natural gas	363	598	395	663
Total	1,761	1,970	1,760	1,980
Canada:
Oil	95	118	247	271
Natural gas	59	55	99	112
Total	154	173	346	383
International (excluding Canada):
Oil	1,026	980	1,023	961
Natural gas	280	249	267	248
Total	1,306	1,229	1,290	1,209
Worldwide total	3,221	3,372	3,396	3,572
Oil total	2,519	2,470	2,635	2,549
Natural gas total	702	902	761	1,023

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2013	2012	2013	2012
United States (incl. Gulf of Mexico):
Horizontal	1,088	1,169	1,108	1,170
Vertical	455	569	448	585
Directional	218	232	204	225
Total	1,761	1,970	1,760	1,980

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2012 between a low of $78 per barrel to a high of $109 per barrel. Brent oil spot prices fluctuated between a low of $89 per barrel to a high of $128 per barrel during this same period. During the first half of 2013, WTI oil spot prices ranged between $87 per barrel and $98 per barrel, while Brent oil spot prices ranged between $97 per barrel and $119 per barrel. Oil prices were somewhat stable during the first half of 2013 as uncertainty surrounding the global economic outlook negatively impacted demand and continued strong oil production in North America helped to counter volatility in the Middle East and North Africa. Since June 2013, a number of factors have contributed to significant decreases in oil supply resulting in significant increases in the WTI and Brent oil spot prices. These factors include mounting unrest and attacks in Libya, Nigeria, and Iraq, turmoil in Egypt, and production disruptions in North America caused by refinery maintenance and flooding in the Alberta oil sands. The outlook for world petroleum demand for the remainder of 2013 appears mixed, with the International Energy Agency’s July 2013 “Oil Market Report” forecasting 2013 demand to increase approximately 1% over 2012 levels.
Natural gas prices in the United States have increased approximately 54% from the first half of 2012 due to an increase in storage withdrawals due to colder temperatures in the early part of 2013, as well as higher natural gas demand for industrial purposes. The United States Energy Information Administration's July 2013 “Short Term Energy Outlook” forecasts an increase in natural gas consumption in the industrial sector and for residential and commercial space heating, but also forecasts a decline in natural gas demand for electricity generation. We foresee significant natural gas price constraints in the near-term as natural gas competes as a fuel source in the power generation market.
In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first half of 2013, the average natural gas directed rig count fell by 281 rigs, or 36%, from the first half of 2012. The curtailment of natural gas drilling activity along with an influx of stimulation equipment into the industry have resulted in overcapacity and pricing pressure for hydraulic fracturing services, which we expect to persist for the remainder of 2013. Despite a relatively flat rig count in North America as compared to the first half of 2012, drilling efficiencies and the trend toward multi-well pads are driving a more robust well count. Additionally, we are seeing operators, in some cases, increasing the number of stages on horizontal wells. We believe that the resulting increase in the well and stage counts could absorb a meaningful percentage of the excess hydraulic fracturing horsepower and help drive service intensity across our product service lines. In the long run, we believe the shift to unconventional oil and liquids-rich basins in North America will also continue to drive increased service intensity and will require advanced fluid chemistries and other technologies which will ultimately benefit our operations.
In the Gulf of Mexico, improvements in the performance of many of our product service lines in this region was due to a 18% increase in the offshore rig count from the first half of 2012, in addition to the efficiencies and integrated solutions we offer that save our customers time and enhance productivity. We anticipate strong revenue and profit growth in the Gulf of Mexico for the remainder of the year as additional deepwater rigs arrive and more rigs move to the completions cycle. Over the long term, continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases during 2012, which have led to meaningful absorption of equipment supply, and we are now seeing opportunities for price improvements in select geographies. We anticipate that activity increases will remain steady as we believe that operator spending outlook will be impacted by ongoing macroeconomic concerns. We also believe that international unconventional oil and natural gas and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. During the first half of 2013, revenue outside of North America increased 17% and operating income outside of North America increased 13% from the first half of 2012.
We will continue to focus on expanding our global portfolio in deepwater, mature fields, and unconventionals and expect stronger revenues and margins during the second half of 2013. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.

Venezuela. As of June 30, 2013, our total net investment in Venezuela was approximately $357 million, including net monetary assets of $91 million denominated in Bolívar Fuerte. Our total outstanding trade receivables in Venezuela were $451 million, or approximately 7% of our gross trade receivables, as of June 30, 2013, compared to $491 million, or approximately 9% of our gross trade receivables, as of December 31, 2012. We continue to see delays in receiving payment on our receivables from our primary customer in Venezuela. In addition, at June 30, 2013 we had $190 million of surety bond guarantees outstanding relating to our Venezuelan operations.
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

-	growing our international revenues and margins through achieving a better geographical balance in our business going forward, as well as improving our North America margins;

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by maintaining capital discipline and using our scale and breadth of operations; and

-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2013 COMPARED TO 2012

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$4,363	$4,460	$(97)	(2)%
Drilling and Evaluation	2,954	2,774	180	6
Total revenue	$7,317	$7,234	$83	1%

By geographic region:
Completion and Production:
North America	$2,876	$3,167	$(291)	(9)%
Latin America	391	340	51	15
Europe/Africa/CIS	576	551	25	5
Middle East/Asia	520	402	118	29
Total	4,363	4,460	(97)	(2)
Drilling and Evaluation:
North America	926	973	(47)	(5)
Latin America	553	539	14	3
Europe/Africa/CIS	723	605	118	20
Middle East/Asia	752	657	95	14
Total	2,954	2,774	180	6
Total revenue by region:
North America	3,802	4,140	(338)	(8)
Latin America	944	879	65	7
Europe/Africa/CIS	1,299	1,156	143	12
Middle East/Asia	1,272	1,059	213	20

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$732	$914	$(182)	(20)%
Drilling and Evaluation	415	393	22	6
Corporate and other	(163)	(106)	(57)	54
Total operating income	$984	$1,201	$(217)	(18)%

By geographic region:
Completion and Production:
North America	$517	$691	$(174)	(25)%
Latin America	48	54	(6)	(11)
Europe/Africa/CIS	74	95	(21)	(22)
Middle East/Asia	93	74	19	26
Total	732	914	(182)	(20)
Drilling and Evaluation:
North America	149	166	(17)	(10)
Latin America	53	84	(31)	(37)
Europe/Africa/CIS	87	64	23	36
Middle East/Asia	126	79	47	59
Total	415	393	22	6
Total operating income by region
(excluding Corporate and other):
North America	666	857	(191)	(22)
Latin America	101	138	(37)	(27)
Europe/Africa/CIS	161	159	2	1
Middle East/Asia	219	153	66	43

Revenue was relatively flat when comparing the second quarter of 2013 to the second quarter of 2012. Our international regions experienced increases in revenue, with Europe/Africa and Middle East/Asia setting revenue records for those regions. These increases were offset by activity decreases in North America. On a consolidated basis, a majority of our product service lines experienced revenue growth from the second quarter of 2012. Revenue outside of North America was 48% of consolidated revenue in the second quarter of 2013 and 43% of consolidated revenue in the second quarter of 2012.
The 18% decrease in consolidated operating income during the second quarter of 2013 compared to the second quarter of 2012 was primarily due to production enhancement services in the United States land market which experienced continued pricing pressure and a decline in activity.
Completion and Production consolidated revenue in the second quarter of 2013 fell 2% compared to the second quarter of 2012 due to reduced activity in North America. North America revenue decreased 9% compared to the second quarter of 2012 as a result of continued pricing pressure in production enhancement services in the United States. Latin America revenue improved 15% due to increased completion tools sales in Brazil and increased activity for both production enhancement in Argentina and Boots & Coots in Mexico. Europe/Africa/CIS revenue was up 5%, driven by increased production enhancement activity in Norway and Russia and increased cementing activities in Norway and Nigeria, partially offset by a decrease in pressure pumping activities in Angola. Middle East/Asia revenue grew 29%, primarily due to higher activity levels in Malaysia, Saudi Arabia, and Australia, partially offset by lower completion tools sales in Indonesia. Revenue outside of North America was 34% of total segment revenue in the second quarter of 2013 and 29% of total segment revenue in the second quarter of 2012.
Completion and Production operating income declined by 20%, and North America operating income decreased 25% compared to the second quarter of 2012 due to price erosion and decline in activity for production enhancement services in the United States land market. Latin America operating income declined by 11% due to decreased activity for production enhancement services in Mexico, which more than offset the improved profitability of production enhancements services in Argentina and increased completion tools sales in Brazil. Europe/Africa/CIS operating income fell 22% due to increased cementing costs in Norway along with decreases in Boots & Coots activity in Angola and Kazakhstan, which more than offset increased cementing activity in Nigeria. Middle East/Asia operating income grew 26% led by an increase in demand for completion tools in Malaysia and increased production enhancement activity in Australia, Malaysia, and Iraq, which were partially offset by increased Boots & Coots related costs in Saudi Arabia.
Drilling and Evaluation revenue was up 6% compared to the second quarter of 2012, with revenue growth across a majority of our product service lines. North America revenue decreased 5%, as drilling and wireline activities declined in United States land market, which more than offset increased demand in drilling services in Canada and the Gulf of Mexico. Latin America revenue improved 3%, driven by higher drilling activity in Brazil and Mexico, which was partially offset by lower drilling activities in Colombia. Europe/Africa/CIS revenue increased 20% due to higher drilling activity in Norway, Azerbaijan, and Russia, along with increased fluid and wireline services in Angola. These increases were partially offset by lower activity levels in Algeria and Tanzania. Middle East/Asia revenue grew 14%, led by increased activity levels in Saudi Arabia and Indonesia, increased logging services in Malaysia, and increased drilling services in China and Kuwait. These increases were partially offset by the decrease of direct sales in China. Revenue outside of North America was 69% of total segment revenue in the second quarter of 2013 and 65% of total segment revenue in the second quarter of 2012.
Drilling and Evaluation operating income improved 6% compared to the second quarter of 2012, as we experienced strong growth in the eastern hemisphere which more than offset a reduction of activity in North America. North America operating income decreased by 10% as a result of lower demands of our drilling services in the United States land market. Latin America operating income declined 37% as a result of lower drilling activity in Columbia and increased costs in Brazil, which more than offset increased drilling activity in Mexico. Europe/Africa/CIS operating income was up by 36% as a result of an increased demand for fluids in Norway and Angola, increased drilling services in Azerbaijan, and increased testing activity in Equatorial Guinea. These increases more than offset activity declines in Tanzania. Middle East/Asia operating income grew 59%, driven by drilling services demand increases in China and additional wireline work in Malaysia, which more than offset lower direct sales in China.
Corporate and other in 2013 includes a $55 million charitable contribution made to the National Fish and Wildlife Foundation, reflecting our commitment to making a positive environmental impact and a strong commitment to our local communities.

NONOPERATING ITEMS
Effective tax rate. Our effective tax rate was 28.4% for the three months ended June 30, 2013 and 32.3% for the three months ended June 30, 2012. The effective tax rate on continuing operations for the three months ended June 30, 2013 was positively impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$8,463	$8,750	$(287)	(3)%
Drilling and Evaluation	5,828	5,352	476	9
Total revenue	$14,291	$14,102	$189	1%

By geographic region:
Completion and Production:
North America	$5,621	$6,349	$(728)	(11)%
Latin America	746	646	100	15
Europe/Africa/CIS	1,108	1,007	101	10
Middle East/Asia	988	748	240	32
Total	8,463	8,750	(287)	(3)
Drilling and Evaluation:
North America	1,887	1,959	(72)	(4)
Latin America	1,143	1,013	130	13
Europe/Africa/CIS	1,378	1,161	217	19
Middle East/Asia	1,420	1,219	201	16
Total	5,828	5,352	476	9
Total revenue by region:
North America	7,508	8,308	(800)	(10)
Latin America	1,889	1,659	230	14
Europe/Africa/CIS	2,486	2,168	318	15
Middle East/Asia	2,408	1,967	441	22

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$1,347	$1,950	$(603)	(31)%
Drilling and Evaluation	822	761	61	8
Corporate and other	(1,283)	(487)	(796)	163
Total operating income	$886	$2,224	$(1,338)	(60)%

By geographic region:
Completion and Production:
North America	$949	$1,562	$(613)	(39)%
Latin America	76	109	(33)	(30)
Europe/Africa/CIS	138	152	(14)	(9)
Middle East/Asia	184	127	57	45
Total	1,347	1,950	(603)	(31)
Drilling and Evaluation:
North America	322	356	(34)	(10)
Latin America	134	151	(17)	(11)
Europe/Africa/CIS	144	104	40	38
Middle East/Asia	222	150	72	48
Total	822	761	61	8
Total operating income by region
(excluding Corporate and other):
North America	1,271	1,918	(647)	(34)
Latin America	210	260	(50)	(19)
Europe/Africa/CIS	282	256	26	10
Middle East/Asia	406	277	129	47

Consolidated revenue in the first half of 2013 was flat compared to the first half of 2012, as activity growth across all international regions was partially offset by pricing pressure and lower demand in North America, particularly for production enhancement services. Revenue outside of North America was 47% of consolidated revenue in the first half of 2013 and 41% of consolidated revenue in the first half of 2012.
The $1.3 billion decrease in consolidated operating income in the first half of 2013 compared to the first half of 2012 was primarily due to a $1.0 billion, pre-tax, loss contingency related to the Macondo well incident that was recorded in the first quarter of 2013, compared to a $300 million, pre-tax, Macondo-related loss contingency recorded in the first quarter of 2012. Additionally, we experienced reduced activity levels and pricing constraints in North America, which were partially offset by strong results in our international regions.
Completion and Production revenue decreased 3% from the first half of 2012 due to reduced stimulation and cementing demand in North America, which was partially offset by strong international revenue. North America revenue decreased 11% from the first half of 2012 as a result of the downturn in the United States hydraulic fracturing market. Latin America revenue increased 15% due to increased completion tools sales in Brazil and higher unconventional stimulation activity in Mexico. Europe/Africa/CIS revenue increased 10%, driven by higher cementing and stimulation activity in Norway and Russia and increased completion tools sales in the United Kingdom and Angola. Middle East/Asia revenue increased 32% due to higher activity for all product service lines in Australia and Saudi Arabia and increased completion tools sales in Malaysia. Revenue outside of North America was 34% of total segment revenue in the first half of 2013 and 27% of total segment revenue in the first half of 2012.

Completion and Production operating income decreased 31% compared to the first half of 2012, as pricing pressure and reduced operator activities continued to impact production enhancement margins in North America. North America operating income decreased 39% as a result of reduced profitability for stimulation activities in the United States land market. Latin America operating income decreased 30% due to increased costs for stimulation services in Mexico and cementing services throughout the region. Europe/Africa/CIS operating income decreased 9%, primarily due to higher costs for Boots & Coots in Africa, Kazakhstan, and Russia, which were partially offset by increased completion tools sales in Angola and higher demand for cementing services in Nigeria. Middle East/Asia operating income increased 45% due to higher activity across most product service lines in Australia, increased completion tools sales in Malaysia, higher cementing activity in Indonesia, and improved profitability in Iraq.
Drilling and Evaluation revenue increased 9% compared to the first half of 2012 on the strength of international drilling activity. North America revenue decreased 4%, as drilling and wireline activity declines in the United States land market were partially offset by higher drilling activity in the Gulf of Mexico and Canada. Latin America revenue increased 13% as a result of higher drilling and fluids demand in Mexico and Brazil. Europe/Africa/CIS revenue increased 19%, primarily due to increased demand for fluids in Norway and Angola and higher drilling activity in Azerbaijan, Russia, and Norway, which were partially offset by reduced overall activity in Algeria and Tanzania. Middle East/Asia revenue increased 16% due to higher activity levels in Saudi Arabia and Indonesia, increased wireline demand in Malaysia, and improved fluid sales throughout most of the region. Revenue outside of North America was 68% of total segment revenue in the first half of 2013 and 63% of total segment revenue in the first half of 2012.
Drilling and Evaluation operating income increased 8% compared to the first half of 2012, as strong growth in our international regions more than offset lower profitability in North America. North America operating income decreased 10%, as lower demand for drilling and wireline and perforating services in the United States land market more than offset higher drilling activity in the Gulf of Mexico. Latin America operating income decreased 11% due to higher costs in Brazil and Argentina and lower drilling activity in Colombia, which more than offset higher drilling activity in Mexico. Europe/Africa/CIS operating income increased 38%, as higher demand for drilling services in Azerbaijan and Russia and increased fluid sales in Norway and Angola more than offset lower drilling and wireline activity in Tanzania. Middle East/Asia operating income increased 48% as a result of higher demand for drilling services in China, Southeast Asia, and Kuwait, increased demand and lower costs for wireline services in Malaysia, and improved profitability in Iraq.
Corporate and other expenses were $1.3 billion in the first half of 2013 compared to $487 million in the first half of 2012. The significant increase was due to a $1.0 billion, pre-tax, Macondo-related loss contingency that was recorded in the first quarter of 2013, compared to a $300 million, pre-tax, Macondo-related loss contingency recorded in the first quarter of 2012. Also, a $55 million charitable contribution was made to the National Fish and Wildlife Foundation, reflecting our commitment to making a positive environmental impact and a strong commitment to our local communities.

NONOPERATING ITEMS
Effective tax rate. Our effective tax rate was 11.7% for the six months ended June 30, 2013 and 32.3% for the six months ended June 30, 2012. The effective tax rate on continuing operations for the six months ended June 30, 2013 was positively impacted by federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the enactment during the first quarter of the American Taxpayer Relief Act of 2012. However, our effective tax rate experienced an unusual alteration when we recorded a $1.0 billion, pre-tax, loss contingency related to the Macondo well incident in the first quarter of 2013. Additionally, our effective tax rate was impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently unable to fully estimate the impact the Macondo well incident will have on us. The multi-district litigation (MDL) trial referred to below is ongoing. We cannot predict the outcome of the many lawsuits and investigations relating to the Macondo well incident, including orders and rulings of the court that impact the MDL, the results of the MDL trial, the effect that the settlements between BP and the Plaintiffs' Steering Committee (PSC) in the MDL and other settlements may have on claims against us, or whether we might settle with one or more of the parties to any lawsuit or investigation.
During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlement discussions that had taken place during the first quarter. As of June 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $278 million included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This reserve represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency does not include potential recoveries from our insurers. We are continuing to participate in court-facilitated settlement discussions to resolve a substantial portion of the private claims pending in the MDL trial. However, the pace of those settlement discussions has recently slowed as we understand BP is challenging certain provisions of its settlement with the PSC, including a recent appeal to the Fifth Circuit Court of Appeals.
Reaching a settlement of the type contemplated by our current discussions involves a complex process, and there can be no assurance as to whether or when we may complete a settlement. In addition, the settlement discussions do not cover all parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
In July 2013, we entered into a settlement agreement with the United States Department of Justice (DOJ) to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. See "DOJ Investigations and Actions" below for more information.

Investigations and Regulatory Action. The United States Coast Guard, a component of the United States Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service and which was replaced effective October 1, 2011 by two new, independent bureaus – the Bureau of Safety and Environmental Enforcement (BSEE) and the Bureau of Ocean Energy Management), a bureau of the United States Department of the Interior, shared jurisdiction over the investigation into the Macondo well incident and formed a joint investigation team that reviewed information and held hearings regarding the incident (Marine Board Investigation). We were named as one of the 16 parties-in-interest in the Marine Board Investigation. The Marine Board Investigation, as well as investigations of the incident that were conducted by The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (National Commission) and the National Academy of Sciences, have been completed, and reports issued as a result of those investigations have been critical of BP, Transocean, and us, among others. For example, one or more of those reports have concluded that primary cement failure was a direct cause of the blowout, that cement testing performed by an independent laboratory “strongly suggests” that the foam cement slurry used on the Macondo well was unstable, and that numerous other oversights and factors caused or contributed to the cause of the incident, including BP's failure to run a cement bond log, BP's and Transocean's failure to properly conduct and interpret a negative-pressure test, the failure of the drilling crew and our surface data logging specialist to recognize that an unplanned influx of oil, natural gas, or fluid into the well was occurring, communication failures among BP, Transocean, and us, and flawed decisions relating to the design, construction, and testing of barriers critical to the temporary abandonment of the well. The U.S. Chemical Safety and Hazard Investigation Board is also conducting an investigation of the incident.
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
At this time we cannot predict the impact of the investigations or reports referred to above, or the conclusions of future investigations or reports. We also cannot predict whether any investigations or reports will have an influence on or result in us being named as a party in any action alleging liability or violation of a statute or regulation.
We intend to continue to cooperate fully with all hearings, investigations, and requests for information relating to the Macondo well incident. We cannot predict the outcome of, or the costs to be incurred in connection with, any of these hearings or investigations, and therefore we cannot predict the potential impact they may have on us.
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the DOJ was launching civil and criminal investigations into the Macondo well incident to closely examine the actions of those involved, and that the DOJ was working with attorneys general of states affected by the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under The Clean Water Act (CWA), The Oil Pollution Act of 1990 (OPA), and the Endangered Species Act of 1973 (ESA).

The CWA provides authority for civil penalties for discharges of oil into or upon navigable waters of the United States, adjoining shorelines, or in connection with the Outer Continental Shelf Lands Act (OCSLA) in quantities that are deemed harmful. A single discharge event may result in the assertion of numerous violations under the CWA. Civil proceedings under the CWA can be commenced against an “owner, operator, or person in charge of any vessel, onshore facility, or offshore facility from which oil or a hazardous substance is discharged” in violation of the CWA. The civil penalties that can be imposed against responsible parties range from up to $1,100 per barrel of oil discharged in the case of those found strictly liable to $4,300 per barrel of oil discharged in the case of those found to have been grossly negligent.
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
The ESA establishes liability for injury and death to wildlife. The ESA provides for civil penalties for knowing violations that can range up to $25,000 per violation.
In addition, federal agencies could be precluded from contracting with a company that is sanctioned under law.
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending. In July 2013, we also filed a motion for summary judgment requesting a court order that we are not liable to BP or Transocean for equitable indemnification or contribution with regard to any CWA fines and penalties that have been assessed or may be assessed against BP or Transocean.
We were not named as a responsible party under the CWA or the OPA in the DOJ civil action, and we do not believe we are a responsible party under the CWA or the OPA. While we were not included in the DOJ’s civil complaint, there can be no assurance that federal governmental authorities will not bring a civil action against us under the CWA, the OPA, and/or other statutes or regulations, or that state governmental authorities will not bring an action, whether civil or criminal, against us.
In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. Pursuant to a cooperation guilty plea agreement, Halliburton Energy Services, Inc., our wholly owned subsidiary (HESI), agreed to plead guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. Pursuant to the plea agreement, HESI agreed to pay a criminal fine of $0.2 million within five days of sentencing and agreed to three years' probation. The DOJ has agreed that it will not pursue further criminal prosecution of us (including our subsidiaries) for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. The plea agreement is subject to court approval.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,500 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for a relatively small number of lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution, and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, The Migratory Bird Treaty Act of 1918, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, the State of Texas, numerous local governmental entities, three Mexican states and the United Mexican States. Complaints brought against us by at least seven parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants will be treated as direct defendants to the plaintiffs' claims as if the plaintiffs had sued us and the other defendants directly. In the Limitation Action, the judge intends to determine the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court. Specifically, we believe the judge will determine the liability, limitation, exoneration, and fault allocation with regard to all of the defendants in a trial, which is scheduled to occur in at least two phases and which began in February 2013. The first phase of this trial has concluded and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. The MDL court has projected September 30, 2013 for the beginning of the second phase of this trial, which is scheduled to cover actions relating to attempts to control the flow of hydrocarbons from the well and the quantification of hydrocarbons discharged from the well. Subsequent proceedings would be held to the extent triable issues remain unresolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ is participating in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in a third phase of the trial. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the phases of the trial described above. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. Discovery with respect to the second phase of the trial is ongoing.

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
In October 2012, the MDL court issued an order dismissing three types of plaintiff claims: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. The MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under OPA. A group of plaintiffs appealed the order, but the Fifth Circuit dismissed the appeal.
The first phase of the MDL trial has been completed. At the conclusion of the plaintiffs' case we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants with respect to the first phase of the trial.
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
Testimony relating to the first phase of the MDL trial has been completed. Parties to the MDL, including the PSC, the States of Louisiana and Alabama, the United States, BP, Transocean and us, have submitted proposed findings of facts and conclusions of law and post-trial briefs with respect to the first phase of the trial.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 30, 2013, we have incurred legal fees and related expenses of approximately $223 million, of which $190 million has been reimbursed under or is expected to be covered by our insurance program. During the second quarter of 2013, we reached a favorable agreement with some of our insurers which, among other things, allows us to continue to be reimbursed for our covered legal costs. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted and the case is stayed at the district court pending this appeal. In March 2013, the Fifth Circuit heard oral argument in the appeal. In April 2013, the Fifth Circuit issued an order affirming the District Court's order certifying the class. The case is now pending in the District Court and fact discovery has resumed. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.
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
Since the third quarter of 2011, we have been participating in meetings with the DOJ and the SEC to brief them on the status of our investigation and have been producing documents to them both voluntarily and as a result of SEC subpoenas to us and certain of our current and former officers and employees.
During the second quarter of 2012, in connection with a meeting with the DOJ and the SEC regarding the above investigation, we advised the DOJ and the SEC that we were initiating unrelated, internal investigations into payments made to a third-party agent relating to certain customs matters in Angola and to third-party agents relating to certain customs and visa matters in Iraq.
We expect to continue to have discussions with the DOJ and the SEC regarding the Angola and Iraq matters described above and have indicated that we would further update them as our investigations progress. We have engaged outside counsel and independent forensic accountants to assist us with these investigations.
During the second quarter of 2013, we received a civil investigative demand from the Antitrust Division of the DOJ regarding pressure pumping services. We have engaged in discussions with the DOJ on this matter and are in the process of providing responses to the DOJ's information requests. We understand there have been others in our industry who have received similar correspondence from the DOJ, and we do not believe that we are being singled out for any particular scrutiny.

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
Environmental
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation, and Liability Act;

-	the Resource Conservation and Recovery Act;

-	the Clean Air Act;

-	the Federal Water Pollution Control Act;

-	the Toxic Substances Control Act; and

-	the Oil Pollution Act.
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $70 million as of June 30, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
In November 2012, we received an Enforcement Notice from the Pennsylvania Department of Environmental Protection (PADEP) regarding an alleged improper disposal of oil field acid in or around Homer City, Pennsylvania between 1999 and 2011. We are currently negotiating with the PADEP to resolve this matter in an amicable manner. We expect the PADEP to assess a penalty in excess of $100,000 and have therefore accrued for an immaterial amount.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2013, those eight sites accounted for approximately $5 million of our $70 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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

We are named along with other unaffiliated defendants in more than 1,500 complaints, most of which are alleged class-actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Part II, Item 1, “Legal Proceedings.” Additional lawsuits may be filed against us, including civil actions under federal statutes and regulations, as well as criminal and civil actions under state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
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
During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlements discussions that had taken place during the first quarter. As of June 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, which represents a loss contingency that is probable and for which a reasonable estimate of loss can be made. We are continuing to participate in court-facilitated settlement discussions to resolve a substantial portion of the private claims pending in the MDL trial. However, the pace of those settlement discussions has recently slowed as we understand BP is challenging certain provisions of its settlement with the PSC, including a recent appeal to the Fifth Circuit Court of Appeals.
Reaching a settlement of the type contemplated by our current discussions involves a complex process, and there can be no assurance as to whether or when we may complete a settlement. In addition, the settlement discussions do not cover all parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
Apr 1 - 30	1,515,662	$41.82	1,500,000	$1,618,240,919
May 1 - 31	12,263,294	$43.32	11,580,319	$1,117,227,043
June 1 - 30	10,303,423	$42.37	10,295,901	$680,999,872
Total	24,082,379	$42.82	23,376,220

(a)
Of the 24,082,379 shares purchased during the second quarter of 2013, 706,159 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
During the second quarter of 2013, we repurchased approximately 23 million shares of our common stock pursuant to our share repurchase program for a total cost of approximately $1.0 billion and at an average price of $42.78 per share. On July 18, 2013, our board of directors increased the authorization to purchase our common stock by $4.3 billion, to a new total repurchase capacity of $5.0 billion. Since the inception of the program in February 2006, we have purchased approximately 120 million shares at a total cost of $4.3 billion.

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

Item 5. Other Information
The condensed consolidated financial statements contained in this document reflect $55 million (pre-tax) in additional cost of services related to a charitable contribution made on July 25, 2013 to the National Fish and Wildlife Foundation and $0.2 million in additional loss contingency for Macondo well incident related to the July 25, 2013 settlement agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident, as compared to the condensed consolidated financial statements furnished in our July 22, 2013 Form 8-K regarding our second quarter 2013 earnings release. The after tax impact of this charitable contribution was $35 million. As a result, second quarter 2013 operating income changed from $1,039 million to $984 million and income from continuing operations changed from $677 million ($0.73 per diluted share) to $642 million ($0.69 per diluted share).

Item 6. Exhibits

	3.1	By-laws of Halliburton Company revised effective July 18, 2013 (incorporated by reference to Exhibit 3.1 to Halliburton's Form 8-K filed July 19, 2013, File No. 1-3492).

	10.1
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 20, 2013 (incorporated by reference to Appendix B of Halliburton's proxy statement filed April 2, 2013, File No. 1-3492).

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

Date: July 26, 2013