Form 10-Q
period 2013-09-30
HALLIBURTON CO
filed 2013-10-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

As of October 18, 2013, 848,226,439 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2013	2012	2013	2012
Revenue:
Services	$5,627	$5,521	$16,527	$16,615
Product sales	1,845	1,590	5,236	4,598
Total revenue	7,472	7,111	21,763	21,213
Operating costs and expenses:
Cost of services	4,765	4,751	14,144	13,622
Cost of sales	1,519	1,339	4,386	3,911
Loss contingency for Macondo well incident	—	—	1,000	300
General and administrative	80	67	239	202
Total operating costs and expenses	6,364	6,157	19,769	18,035
Operating income	1,108	954	1,994	3,178
Interest expense, net of interest income of $1, $1, $6, and $5	(91)	(71)	(233)	(225)
Other, net	(12)	(6)	(37)	(30)
Income from continuing operations before income taxes	1,005	877	1,724	2,923
Provision for income taxes	(296)	(267)	(380)	(928)
Income from continuing operations	709	610	1,344	1,995
Loss from discontinued operations, net of income tax benefit of $1, $1, $1, and $2	(1)	(6)	(4)	(22)
Net income	$708	$604	$1,340	$1,973
Noncontrolling interest in net income of subsidiaries	(2)	(2)	(8)	(7)
Net income attributable to company	$706	$602	$1,332	$1,966
Amounts attributable to company shareholders:
Income from continuing operations	$707	$608	$1,336	$1,988
Loss from discontinued operations, net	(1)	(6)	(4)	(22)
Net income attributable to company	$706	$602	$1,332	$1,966
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.79	$0.66	$1.46	$2.15
Loss from discontinued operations, net	—	(0.01)	—	(0.02)
Net income per share	$0.79	$0.65	$1.46	$2.13
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.79	$0.65	$1.45	$2.14
Loss from discontinued operations, net	—	—	—	(0.02)
Net income per share	$0.79	$0.65	$1.45	$2.12

Cash dividends per share	$0.125	$0.09	$0.375	$0.27
Basic weighted average common shares outstanding	890	928	915	925
Diluted weighted average common shares outstanding	894	930	919	927
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2013	2012	2013	2012
Net income	$708	$604	$1,340	$1,973
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plans adjustments	$2	$1	$8	$15
Other	—	(2)	1	(4)
Other comprehensive income (loss), net of income taxes	2	(1)	9	11
Comprehensive income	$710	$603	$1,349	$1,984
Comprehensive income attributable to noncontrolling interest	(2)	(2)	(8)	(7)
Comprehensive income attributable to company shareholders	$708	$601	$1,341	$1,977
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$1,491	$2,484
Receivables (less allowance for bad debts of $96 and $92)	6,626	5,787
Inventories	3,399	3,186
Other current assets	1,374	1,629
Total current assets	12,890	13,086
Property, plant, and equipment, net of accumulated depreciation of $9,137 and $8,056	10,949	10,257
Goodwill	2,125	2,135
Other assets	1,984	1,932
Total assets	$27,948	$27,410
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,278	$2,041
Accrued employee compensation and benefits	928	930
Other current liabilities	1,556	1,781
Total current liabilities	4,762	4,752
Long-term debt	7,816	4,820
Loss contingency for Macondo well incident	1,022	300
Employee compensation and benefits	575	607
Other liabilities	955	1,141
Total liabilities	15,130	11,620
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,072 and 1,073 shares)	2,681	2,682
Paid-in capital in excess of par value	401	486
Accumulated other comprehensive loss	(300)	(309)
Retained earnings	18,177	17,182
Treasury stock, at cost (225 and 144 shares)	(8,171)	(4,276)
Company shareholders’ equity	12,788	15,765
Noncontrolling interest in consolidated subsidiaries	30	25
Total shareholders’ equity	12,818	15,790
Total liabilities and shareholders’ equity	$27,948	$27,410
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income	$1,340	$1,973
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	1,403	1,197
Loss contingency for Macondo well incident	1,000	300
Other changes:
Receivables	(856)	(776)
Accounts payable	243	297
Payment of Barracuda-Caratinga obligation	(219)	—
Inventories	(210)	(968)
Other	(152)	(110)
Total cash flows from operating activities	2,549	1,913
Cash flows from investing activities:
Capital expenditures	(2,075)	(2,519)
Sales of investment securities	294	250
Purchases of investment securities	(168)	(171)
Other investing activities	82	(18)
Total cash flows from investing activities	(1,867)	(2,458)
Cash flows from financing activities:
Payments to reacquire common stock	(4,356)	—
Proceeds from long-term borrowings, net of offering costs	2,968	—
Dividends to shareholders	(337)	(250)
Other financing activities	58	132
Total cash flows from financing activities	(1,667)	(118)
Effect of exchange rate changes on cash	(8)	(3)
Decrease in cash and equivalents	(993)	(666)
Cash and equivalents at beginning of period	2,484	2,698
Cash and equivalents at end of period	$1,491	$2,032
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$269	$269
Income taxes	$566	$1,032
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2013, the results of our operations for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2013 classifications. The results of our operations for the three and nine months ended September 30, 2013 may not be indicative of results for the full year.

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

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2013	2012	2013	2012
Revenue:
Completion and Production	$4,501	$4,293	$12,964	$13,043
Drilling and Evaluation	2,971	2,818	8,799	8,170
Total revenue	$7,472	$7,111	$21,763	$21,213
Operating income:
Completion and Production	$763	$591	$2,110	$2,541
Drilling and Evaluation	450	430	1,272	1,191
Total operations	1,213	1,021	3,382	3,732
Corporate and other	(105)	(67)	(1,388)	(554)
Total operating income	$1,108	$954	$1,994	$3,178
Interest expense, net of interest income	(91)	(71)	(233)	(225)
Other, net	(12)	(6)	(37)	(30)
Income from continuing operations before income taxes	$1,005	$877	$1,724	$2,923

Receivables
As of September 30, 2013, 33% of our gross trade receivables were from customers in the United States. As of December 31, 2012, 36% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $162 million as of September 30, 2013 and $139 million as of December 31, 2012. If the average cost method had been used, total inventories would have been $34 million higher than reported as of September 30, 2013 and $41 million higher than reported as of December 31, 2012. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2013	December 31, 2012
Finished products and parts	$2,441	$2,264
Raw materials and supplies	805	793
Work in process	153	129
Total	$3,399	$3,186

Finished products and parts are reported net of obsolescence reserves of $130 million as of September 30, 2013 and $114 million as of December 31, 2012.

Note 4. Debt
Senior debt
In August 2013, we issued $3.0 billion aggregate principal amount of senior notes in four tranches: $600 million of 1.0% senior notes due August 2016, $400 million of 2.0% senior notes due August 2018, $1.1 billion of 3.5% senior notes due August 2023, and $900 million of 4.75% senior notes due August 2043. These senior notes rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments, and have no sinking fund requirements. We may redeem some or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest.
Revolving credit facilities
In April 2013, we amended our $2.0 billion five-year revolving credit facility expiring in 2016. The amendment increased the facility from $2.0 billion to $3.0 billion and extended the expiration to 2018. The purpose of the facility is to provide general working capital and credit for other corporate purposes. The full amount of the facility was available as of September 30, 2013.

Note 5. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Shares repurchased	(4,356)	(4,356)	—
Stock plans	397	397	—
Payments of dividends to shareholders	(337)	(337)	—
Other	(25)	(22)	(3)
Comprehensive income	1,349	1,341	8
Balance at September 30, 2013	$12,818	$12,788	$30

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2011	$13,216	$13,198	$18
Stock plans	265	265	—
Payments of dividends to shareholders	(250)	(250)	—
Other	(24)	(22)	(2)
Comprehensive income	1,984	1,977	7
Balance at September 30, 2012	$15,191	$15,168	$23

In July 2013, our board of directors increased the authorization to purchase Halliburton common stock by $4.3 billion, to a new total repurchase capacity of $5.0 billion. In August 2013, we repurchased approximately 68 million shares of our common stock for an aggregate cost of $3.3 billion at a purchase price of $48.50 per share, excluding fees and expenses, pursuant to a modified Dutch auction cash tender offer. During the nine months ended September 30, 2013, we repurchased approximately 93 million shares of our common stock for a total cost of approximately $4.4 billion at an average price of $47.02 per share. As of September 30, 2013, approximately $1.7 billion remains available under the stock purchase authorization.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2013	December 31, 2012
Defined benefit and other postretirement liability adjustments	$(233)	$(241)
Cumulative translation adjustments	(68)	(69)
Other	1	1
Total accumulated other comprehensive loss	$(300)	$(309)

Amounts reclassified out of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 were not material. Additionally, the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2013 and 2012 were not material.

Note 6. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement (“MSA”) and a Tax Sharing Agreement (“TSA”). We recorded a liability reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” Amounts accrued relating to our KBR liabilities were included in “Other liabilities” in our condensed consolidated balance sheets and totaled $219 million as of December 31, 2012. During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. Accordingly, there were no amounts accrued at September 30, 2013.
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
In May 2013, KBR's defenses were arbitrated before a panel appointed pursuant to the MSA. In June 2013, the panel issued its award, finding it had jurisdiction to hear the dispute and that a significant portion of our claims made under the TSA were barred by the time limitation provision in the MSA. While we disagree with the court's ruling and the MSA panel's findings, we are legally bound by these decisions, subject to the outcome of our notice of appeal.
The MSA panel also ordered the parties to return to the TSA arbitrator for determination of the parties' remaining claims under the TSA. The Parties chose an accounting referee to provide the determination of the amounts due with respect to the remaining claims under the TSA. On October 9, 2013, the accounting referee issued its report regarding the claims made by each party. The report found that KBR owes us a net amount of approximately $105 million, plus interest, with each party bearing its own costs related to the matter.
According to KBR’s public filings, KBR is reviewing, among other remedies, its ability to return to the MSA arbitration panel to determine if any of our claims submitted to the accounting referee were time barred under the MSA. Due to the uncertainty surrounding the ultimate determination of the parties' claims under the TSA, no material anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements as of September 30, 2013.

Note 7. Commitments and Contingencies
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

During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlement discussions that had taken place during the first quarter. As of September 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $0.3 billion included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This reserve represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency does not include potential recoveries from our insurers. We have been participating in intermittent discussions with the PSC regarding the potential for a settlement that would resolve a substantial portion of the claims pending in the MDL trial. BP, however, is not participating in those settlement discussions as it is challenging certain provisions of its settlement with the PSC.
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
In September 2013, the United States Department of Justice (DOJ) closed the federal government's criminal investigation of us in relation to the Macondo well incident. See "DOJ Investigations and Actions" below for more information.
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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for equitable contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending. In July 2013, we also filed a motion for summary judgment requesting a court order that we are not liable to BP or Transocean for equitable indemnification or contribution with regard to any CWA fines and penalties that have been assessed or may be assessed against BP or Transocean. That motion is also pending.

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
In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. Pursuant to a cooperation guilty plea agreement, Halliburton Energy Services, Inc., our wholly owned subsidiary (HESI), agreed to plead guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. Pursuant to the plea agreement, HESI agreed to pay a criminal fine of $0.2 million within five days of sentencing and agreed to three years' probation. The DOJ has agreed that it will not pursue further criminal prosecution of us (including our subsidiaries) for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. In September 2013, our guilty plea was entered and approved by a federal district court judge on the terms and conditions of the plea agreement, and the DOJ closed its criminal investigation of us in relation to the Macondo well incident.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for a relatively small number of lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution, and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, The Migratory Bird Treaty Act of 1918, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, the State of Texas, numerous local governmental entities, the Mexican State of Yucatan, and the United Mexican States. Complaints brought against us by at least seven parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.

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
The first phase of this trial has concluded and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. After the conclusion of the first phase, the parties to the MDL, including the PSC, the States of Louisiana and Alabama, the United States, BP, Transocean, and us, submitted proposed findings of fact and conclusions of law and post-trial briefs. The MDL court has not ruled on any of the findings or briefs that were submitted.
The second phase of this trial was split into two parts, with testimony presented in October 2013. The first part covered attempts to collect, control, or halt the flow of hydrocarbons from the well, while the second part covered the quantification of hydrocarbons discharged from the well. The parties will now submit post-trial briefs, responses, and proposed findings of fact and conclusions of law over the next three months according to a schedule announced by the MDL Court.
Subsequent proceedings would be held to the extent triable issues remain unresolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ participated in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in a third phase of the trial to the extent necessary. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
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
At the conclusion of the plaintiffs' case in the first phase of the MDL trial, we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants with respect to the matters addressed during the first phase of the trial.

Also in March 2013, we advised the MDL court that we recently found a rig sample of dry cement blend collected at another well that was cemented before the Macondo well using the same dry cement blend as used on the Macondo production casing. In April 2013, we advised the MDL parties that we recently discovered some additional documents related to the Macondo well incident. BP and others have asked the court to impose sanctions and adverse findings against us because, according to their allegations, we should have identified the cement sample in 2010 and the additional documents by October 2011. The MDL court has not ruled on the requests for sanctions and adverse findings. We believe that those discoveries were the result of simple misunderstandings or mistakes, and that sanctions are not warranted.
When our plea agreement with the DOJ was announced in July 2013, BP filed a motion requesting that the MDL court re-open the evidence for phase one of the MDL trial to take into account our guilty plea and re-urging their request for sanctions. After the plea was entered, the PSC and the States of Alabama and Louisiana (as coordinating counsel for the states involved in the MDL) filed a motion likewise seeking to admit the guilty plea agreement and other court filings into evidence and asking that the MDL court use that evidence as a basis for assessing punitive damages against us. We filed replies opposing both motions and setting forth our position that the deleted computer simulations were not evidence, were not relevant, and in any event were re-created.
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
In January 2012, the court in the MDL proceeding entered an order in response to our and BP’s motions for summary judgment regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we are found to be grossly negligent. The court did not express an opinion as to whether our conduct amounted to gross negligence, but we do not believe the performance of our services on the Deepwater Horizon constituted gross negligence. The court also held, however, that BP does not owe us indemnity for punitive damages or for civil penalties under the CWA, if any, and that fraud could void the indemnity on public policy grounds, although the court stated that it was mindful that mere failure to perform contractual obligations as promised does not constitute fraud. As discussed above, the DOJ is not seeking civil penalties from us under the CWA, but BP has filed a claim for equitable contribution against us with respect to its liabilities. The court in the MDL proceeding deferred ruling on whether our indemnification from BP covers penalties or fines under the OCSLA, whether our alleged breach of our contract with BP Exploration would invalidate the indemnity, and whether we committed an act that materially increased the risk to or prejudiced the rights of BP so as to invalidate the indemnity. We do not believe that we breached our contract with BP Exploration or committed an act that would otherwise invalidate the indemnity. The court’s rulings will be subject to appeal at the appropriate time.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through September 30, 2013, we have incurred legal fees and related expenses of approximately $242 million, of which $211 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted. In March 2013, the Fifth Circuit heard oral argument in the appeal. In April 2013, the Fifth Circuit issued an order affirming the District Court's order certifying the class.

The case is now pending in the District Court and fact discovery has resumed. We have filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. As of September 30, 2013, we had not accrued any amounts related to this matter because we do not believe that a loss is probable. Further, an estimate of possible loss or range of loss related to this matter cannot be made. We intend to vigorously defend this case.
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
Since the initiation of the investigations described above, we have participated in meetings with the DOJ and the SEC to brief them on the status of the investigations and have been producing documents to them both voluntarily and as a result of SEC subpoenas to us and certain of our current and former officers and employees.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $69 million as of September 30, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
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

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of September 30, 2013, those eight sites accounted for approximately $5 million of our $69 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2013, including $184 million of surety bonds related to Venezuela. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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
Excluded from the computation of diluted income per share are options to purchase one million and five million shares of common stock that were outstanding during the three and nine months ended September 30, 2013, and seven million shares of common stock that were outstanding during both the three and nine months ended September 30, 2012. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 9. Fair Value of Financial Instruments
At September 30, 2013, we held $273 million of investments in fixed income securities, with maturities ranging from less than one year to October 2016, compared to $398 million of investments in fixed income securities held at December 31, 2012. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	September 30, 2013			December 31, 2012
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities:
U.S. treasuries (a)	$—	$—	$—	$150	$—	$150
Other (b)	—	273	273	—	248	248
Total	$—	$273	$273	$150	$248	$398

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $140 million are classified as “Other current assets” and $133 million are classified as “Other assets” on our condensed consolidated balance sheets as of September 30, 2013, compared to $120 million classified as “Other current assets” and $128 million classified as “Other assets” as of December 31, 2012. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

The fair value of our Level 1 securities are based on quoted prices in active markets, and the fair value of our Level 2 securities are based on quoted prices for identical assets in less active markets. We have no financial instruments measured at fair value using unobservable inputs (Level 3). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt is as follows:

	September 30, 2013				December 31, 2012
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$8,504	$296	$8,800	$7,816	$1,112	$5,272	$6,384	$4,820

The fair value and the carrying value of our long-term debt as of September 30, 2013 increased from December 31, 2012 due to new debt issued in the third quarter of 2013. See Note 4 for further information.
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

Note 10. Accounting Standards Recently Adopted
In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013, and it did not have a material impact on our condensed consolidated financial statements.

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
Financial results
Our consolidated revenue for the third quarter of 2013 was $7.5 billion, a quarterly record for us. We also achieved record revenues within our Cementing, Completion Tools, Boots & Coots, Drill Bits, Testing and Subsea, and Multi-Chem product service lines. Additionally, during the third quarter of 2013, our international revenue comprised approximately 48% of our total company revenues. The percentage of our revenue that relates to our international operations has been steadily increasing and is representative of our ongoing strategy to grow our international business and balance our geographic mix.
During the first nine months of 2013, we produced revenue of $21.8 billion and operating income of $2.0 billion. Revenue increased $550 million from the first nine months of 2012 primarily due to increased activity in all of our international regions and the Gulf of Mexico. This was partially offset by lower activity levels and pricing pressure in the United States land market, primarily for production enhancement services. Operating income in the first nine months of 2013 was negatively impacted by a $1.0 billion, pre-tax, reserve related to the Macondo well incident, a $55 million, pre-tax, charge related to a charitable contribution to the National Fish and Wildlife Foundation, and $54 million, pre-tax, of restructuring charges related to severance and asset write-offs. Operating income in the first nine months of 2012 was negatively impacted by a $300 million, pre-tax, reserve related to the Macondo well incident, along with a $48 million, pre-tax, charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition, partially offset by a $20 million, pre-tax, gain related to the settlement of a patent infringement lawsuit.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase over the long term driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and supply uncertainties associated with geopolitical tensions in the Middle East and North Africa. Furthermore, development of new resources is expected to be more complex, resulting in increasing service intensity with our customers making higher investments on a per-well basis.
In North America, the industry has experienced an activity shift from natural gas plays to oil and liquids-rich basins due to low natural gas prices resulting from continued strong natural gas production. As a result, operators have been optimizing their budgets by focusing on basins with better economics. In addition, we are observing a meaningful switch to multi-well pad activity among our customer base, which is resulting in increased drilling and completion service efficiency. We believe the incremental efficiency gains provided by multi-well pad drilling will provide for higher service intensity.
Outside of North America, both revenue and operating income increased by 16% in the first nine months of 2013 compared to the first nine months of 2012. We expect to see gradual activity and pricing improvements in those international markets where we have made strategic investments in capital and technologies. We also believe that new international unconventional oil and natural gas projects may contribute to activity improvements for the remainder of 2013 and into 2014. In Latin America, we are anticipating lower fourth quarter activity levels due to a decline in existing integrated project management work in Mexico as we begin transitioning to newly-tendered projects and due to reduced ongoing activity in Brazil.

We are continuing to execute several key initiatives in 2013. These initiatives include increasing manufacturing production in the Eastern Hemisphere and reinventing our service delivery platform to lower our delivery costs. Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. For additional information, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2013 with cash and equivalents of $1.5 billion, compared to $2.5 billion at the end of 2012. As of September 30, 2013, approximately $350 million of the $1.5 billion of cash and equivalents was held by our foreign subsidiaries that would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations. At September 30, 2013, we also held $273 million of investments in fixed income securities compared to $398 million at December 31, 2012. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $2.5 billion in the first nine months of 2013.
In August 2013, we issued $3.0 billion aggregate principal amount of senior notes and used the net proceeds, along with cash on hand, to fund the repurchase of approximately 68 million shares of our common stock at an aggregate cost of $3.3 billion pursuant to a modified Dutch auction cash tender offer. Through the first nine months of 2013, we have repurchased approximately 93 million shares of our common stock under our share repurchase program at a cost of approximately $4.4 billion.
Capital expenditures were $2.1 billion in the first nine months of 2013, and were predominantly made in our Production Enhancement, Boots & Coots, Sperry Drilling, Wireline and Perforating, and Cementing product service lines.
During the first nine months of 2013, our primary components of working capital (receivables, inventories, and accounts payable) increased by a net $823 million, primarily due to increased business activity.
We paid $337 million in dividends to our shareholders in the first nine months of 2013.
In January 2013, we made a $219 million payment under a guarantee we issued for the Barracuda-Caratinga project.
In April 2013, we made a $172 million earn-out payment related to a prior year acquisition due to significantly better than expected operating performance.
During the first nine months of 2013, we sold $126 million of investment securities, net of investment securities purchased.
Future sources of cash. We were recently awarded $105 million by an accounting referee regarding amounts owed by KBR related to the Tax Sharing Agreement. KBR is reviewing our claims and there is uncertainty as to the ultimate timing and amount of any payment. See Note 6 for further information.
Future uses of cash. Capital spending for the fourth quarter of 2013 is expected to be approximately $800 million. The capital expenditures plan for the fourth quarter of 2013 is primarily directed toward our Boots & Coots, Sperry Drilling, Production Enhancement, Wireline and Perforating, and Cementing product service lines with less capital to be directed toward the North America pressure pumping market.
Subject to Board of Directors approval, our intention going forward is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.125 per common share, or approximately $107 million per quarter.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have large operations.
Other factors affecting liquidity
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which an aggregate of approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2013. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Financial position in current market. As of September 30, 2013, we had $1.5 billion of cash and equivalents, $273 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Reflecting the growth of our company, in April 2013, we executed an amendment to our revolving credit facility, which increased the capacity from $2.0 billion to $3.0 billion and extended the maturity to 2018. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2013 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any. However, as discussed in Note 7 to the condensed consolidated financial statements, there are numerous future developments that may arise as a result of the Macondo well incident that could have a material adverse effect on our liquidity.
Credit ratings. Credit ratings for our long-term debt remain A2 with Moody’s Investors Service and A with Standard & Poor’s. The credit ratings on our short-term debt remain P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. For example, we continue to experience delays in collecting payment on our receivables from one of our primary customers in Venezuela. Our total outstanding trade receivables in Venezuela at September 30, 2013 were $536 million, which represents approximately 8% of our gross trade receivables at that date. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. See “Business Environment and Results of Operations – International Operations” for further discussion related to Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Our two business segments are the Completion and Production segment and the Drilling and Evaluation segment. The industry we serve is highly competitive with many substantial competitors in each segment. In the first nine months of 2013, based upon the location of the services provided and products sold, 49% of our consolidated revenue was from the United States. In the first nine months of 2012, 55% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Activity levels within our business segments are significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.
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
This table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2013	2012	2012
Oil price - WTI (1)	$104.74	$91.49	$94.15
Oil price - Brent (1)	109.28	108.80	111.60
Natural gas price - Henry Hub (2)	3.56	2.85	2.81

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per thousand cubic feet, or Mcf

The quarterly and yearly average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2013	2012	2013	2012
United States:
Land	1,708	1,855	1,708	1,909
Offshore (incl. Gulf of Mexico)	61	50	55	46
Total	1,769	1,905	1,763	1,955
Canada:
Land	345	324	344	362
Offshore	4	1	2	1
Total	349	325	346	363
International (excluding Canada):
Land	971	966	969	923
Offshore	314	293	320	303
Total	1,285	1,259	1,289	1,226
Worldwide total	3,403	3,489	3,398	3,544
Land total	3,024	3,145	3,021	3,194
Offshore total	379	344	377	350

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2013	2012	2013	2012
United States (incl. Gulf of Mexico):
Oil	1,386	1,419	1,372	1,351
Natural gas	383	486	391	604
Total	1,769	1,905	1,763	1,955
Canada:
Oil	225	241	240	261
Natural gas	124	84	106	102
Total	349	325	346	363
International (excluding Canada):
Oil	1,015	1,006	1,021	976
Natural gas	270	253	268	250
Total	1,285	1,259	1,289	1,226
Worldwide total	3,403	3,489	3,398	3,544
Oil total	2,626	2,666	2,633	2,588
Natural gas total	777	823	765	956

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2013	2012	2013	2012
United States (incl. Gulf of Mexico):
Horizontal	1,073	1,153	1,096	1,164
Vertical	435	531	444	567
Directional	261	221	223	224
Total	1,769	1,905	1,763	1,955

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2012 between a low of $78 per barrel to a high of $109 per barrel. Brent oil spot prices fluctuated between a low of $89 per barrel to a high of $128 per barrel during this same period. During the first nine months of 2013, WTI oil spot prices ranged between $87 per barrel and $111 per barrel, while Brent oil spot prices ranged between $97 per barrel and $119 per barrel. Oil prices were affected by the curtailment of production by most OPEC countries which was partially offset by the increased levels of production in Saudi Arabia and North America. Since September 2013, oil supply increased steadily due to the easing of the civil unrest in Libya. As a result, Brent crude oil prices fell from a recent peak of $117 per barrel to $108 per barrel towards the end of the month. The outlook for world petroleum demand for the remainder of 2013 has improved due to higher than expected demand in July and August for United States, Russia, and China. The International Energy Agency’s October 2013 “Oil Market Report” is forecasting 2013 demand to increase approximately 1% over 2012 levels.
Natural gas prices in the United States have increased approximately 43% from the first nine months of 2012 due to an increase in storage withdrawals due to colder temperatures in the early part of 2013, as well as higher natural gas demand for industrial purposes. The United States Energy Information Administration's October 2013 “Short Term Energy and Winter Fuels Outlook” forecasts an increase of natural gas consumption for residential and commercial space heating, but also forecasts a decline in natural gas demand for electricity generation.
In spite of this tempered outlook, we believe that, over the long term, hydrocarbon demand will generally increase. Increased demand, combined with the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement, should drive the long-term need for our services and products.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first nine months of 2013, the average natural gas directed rig count fell by 209 rigs, or 30%, from the first nine months of 2012. The curtailment of natural gas drilling activity along with an influx of stimulation equipment into the industry have resulted in overcapacity and pricing pressure for hydraulic fracturing services, which we expect to persist for the remainder of 2013. Despite the decrease of rig count in the United States as compared to the first nine months of 2012, drilling efficiencies and the trend toward multi-well pads are driving a more robust well count. Although drilling efficiencies continue to improve, the United States land rig count remains sluggish and we expect it to decrease in the fourth quarter due to the normal seasonality experienced at the end of the year from both the holidays and weather disruptions. Additionally, based on recent customer conversations, we now believe there could be increased risk of lower activity late in the fourth quarter, as some operators opt to extend downtime around the holidays. However, we believe the shift to unconventional oil and liquids-rich basins in North America, as well as increased stage counts and fluid volumes per well, will continue to drive increased service intensity and will require advanced fluid chemistries and other technologies which will ultimately benefit our operations.
In the Gulf of Mexico, improvements in the performance of many of our product service lines were due to a 20% increase in the offshore rig count from the first nine months of 2012, in addition to the efficiencies and integrated solutions we offer that save our customers time and enhance productivity. We anticipate improvements in revenue and profit for the fourth quarter as additional deepwater rigs arrive and more rigs move to the completions cycle. Over the long term, continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
We anticipate that industry activity will continue to remain steady as the macroeconomic backdrop improves and impacts operator spending outlook. We also believe that international unconventional oil and natural gas and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. During the first nine months of 2013, both revenue and operating income outside of North America increased 16% from the first nine months of 2012.
We will continue to focus on expanding our global portfolio in deepwater, mature fields, and unconventionals and expect stronger revenues and margins for the fourth quarter of 2013. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.
Venezuela. As of September 30, 2013, our total net investment in Venezuela was approximately $396 million, including net monetary assets of $85 million denominated in Bolívar Fuertes. Our total outstanding trade receivables in Venezuela were $536 million, or approximately 8% of our gross trade receivables, as of September 30, 2013, compared to $491 million, or approximately 9% of our gross trade receivables, as of December 31, 2012. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. Of the $536 million receivables in Venezuela as of September 30, 2013, $94 million were outstanding for more than one year. In addition, at September 30, 2013 we had $184 million of surety bond guarantees outstanding relating to our Venezuelan operations.
In February 2013, the Venezuelan government devalued the Bolívar Fuerte, from the preexisting exchange rate of 4.3 Bolívar Fuertes per United States dollar to 6.3 Bolívar Fuertes per United States dollar, resulting in us incurring a foreign currency loss. The net foreign currency impact of Bolívar Fuertes activity in the first quarter of 2013 was not material, although further devaluation of the Bolívar Fuerte could impact our operations. For additional information, see Part I, Item 1(a), “Risk Factors” in our 2012 Annual Report on Form 10-K.

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

-	growing our international revenues and margins through achieving a better geographical balance in our business going forward, as well as improving our North America margins;

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by maintaining capital discipline and using our scale and breadth of operations; and

-	expanding our business with national oil companies.

RESULTS OF OPERATIONS IN 2013 COMPARED TO 2012

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$4,501	$4,293	$208	5%
Drilling and Evaluation	2,971	2,818	153	5
Total revenue	$7,472	$7,111	$361	5%

By geographic region:
Completion and Production:
North America	$2,925	$2,978	$(53)	(2)%
Latin America	412	373	39	10
Europe/Africa/CIS	636	523	113	22
Middle East/Asia	528	419	109	26
Total	4,501	4,293	208	5
Drilling and Evaluation:
North America	956	965	(9)	(1)
Latin America	590	579	11	2
Europe/Africa/CIS	704	605	99	16
Middle East/Asia	721	669	52	8
Total	2,971	2,818	153	5
Total revenue by region:
North America	3,881	3,943	(62)	(2)
Latin America	1,002	952	50	5
Europe/Africa/CIS	1,340	1,128	212	19
Middle East/Asia	1,249	1,088	161	15

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$763	$591	$172	29%
Drilling and Evaluation	450	430	20	5
Corporate and other	(105)	(67)	(38)	57
Total operating income	$1,108	$954	$154	16%

By geographic region:
Completion and Production:
North America	$489	$383	$106	28%
Latin America	63	40	23	58
Europe/Africa/CIS	119	88	31	35
Middle East/Asia	92	80	12	15
Total	763	591	172	29
Drilling and Evaluation:
North America	168	174	(6)	(3)
Latin America	92	106	(14)	(13)
Europe/Africa/CIS	82	63	19	30
Middle East/Asia	108	87	21	24
Total	450	430	20	5
Total operating income by region
(excluding Corporate and other):
North America	657	557	100	18
Latin America	155	146	9	6
Europe/Africa/CIS	201	151	50	33
Middle East/Asia	200	167	33	20

The 5% increase in consolidated revenue in the third quarter of 2013, as compared to the third quarter of 2012, was primarily attributable to increased revenue in all three of our international regions, with Europe/Africa/CIS setting a record for the region. On a consolidated basis, over half of our product service lines experienced revenue growth from the third quarter of 2012. Revenue outside of North America was 48% of consolidated revenue in the third quarter of 2013 and 45% of consolidated revenue in the third quarter of 2012.
The 16% increase in consolidated operating income during the third quarter of 2013, as compared to the third quarter of 2012, was primarily due to higher drilling efficiencies and improved profitability in North America, as well as strong results in the Eastern Hemisphere. Operating income in the third quarter of 2013 was adversely impacted by $54 million of restructuring charges related to severance and asset write-offs. Operating income in the third quarter of 2012 was negatively impacted by a $48 million charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition. Additionally, a $20 million gain was recorded in the third quarter of 2012 in Corporate and other expense related to the settlement of a patent infringement lawsuit.
Completion and Production consolidated revenue in the third quarter of 2013 rose 5%, as compared to the third quarter of 2012, primarily due to improved international results, which more than offset pricing pressure and lower activity levels in the United States land market. North America revenue fell 2%, as increased stimulation demand in Canada and higher completion tools sales in the Gulf of Mexico were more than offset by continued pricing pressure for production enhancement services in the United States. Latin America revenue improved 10% due to increased completions and stimulation activity in Argentina, higher completion tools sales in Brazil, and increased Boots & Coots activity in Mexico. Europe/Africa/CIS revenue rose 22% driven by increased completions activity in Norway and higher completion tools sales in Angola and Kazakhstan, partially offset by decreased Boots & Coots activity in Norway. Middle East/Asia revenue grew 26% as a result of higher activity levels in Saudi Arabia and increased completion tools sales in Malaysia, China, and Indonesia, which more than offset a decline in Boots & Coots activity in Brunei and India. Revenue outside of North America was 35% of total segment revenue in the third quarter of 2013 and 31% of total segment revenue in the third quarter of 2012.
Completion and Production operating income improved by 29% in the third quarter of 2013, as compared to the third quarter of 2012, due to higher drilling efficiencies and improved profitability in North America. The third quarter of 2013 results were negatively impacted by $40 million of restructuring charges related to severance and asset write-offs. The third quarter of 2012 results were adversely impacted by a $48 million charge related to an earn-out adjustment due to significantly better than expected performance of a past acquisition in the Western Hemisphere. North America operating income increased 28% due to higher drilling efficiencies, continued cost controls and lower guar costs for production enhancement services in the United States land market. Latin America operating income grew 58% as a result of improved profitability in Argentina and higher stimulation activity in Mexico. Europe/Africa/CIS operating income rose 35% due to higher completions activity in Angola and Norway, which more than offset lower Boots & Coots activity in Norway. Middle East/Asia operating income rose 15%, led by increased activity levels in Saudi Arabia and higher completion tools in Malaysia and China, which were partially offset by lower production enhancement activity in Australia.
Drilling and Evaluation revenue was up 5% in the third quarter of 2013, as compared to the third quarter of 2012, with revenue growth across over half of our product service lines. North America revenue was essentially flat year over year, as increased demand for fluid services was offset by a decline in drilling and wireline activities in the United States land market. Latin America revenue was also relatively flat, as higher activity levels in Mexico and Ecuador were partially offset by lower demand for drilling services in Brazil and Colombia. Europe/Africa/CIS revenue increased 16% led by higher activity levels in Angola and increased drilling activity in the North Sea, Azerbaijan, and Russia. Middle East/Asia revenue grew 8% primarily due to higher activity levels in Saudi Arabia and Indonesia, as well as increased demand for wireline services in Malaysia, which more than offset lower activity levels in Iraq. Revenue outside of North America was 68% of total segment revenue in the third quarter of 2013 and 66% of total segment revenue in the third quarter of 2012.
Drilling and Evaluation operating income improved 5% in the third quarter of 2013, as compared to the third quarter of 2012, due to strong growth in the Eastern Hemisphere which more than offset a reduction of activity in the Western Hemisphere. The third quarter of 2013 results were adversely impacted by $11 million of restructuring charges related to severance. North America operating income declined 3% as improved profitability for fluid services in the United States land market was more than offset by reduced activity for wireline and drilling services in the United States. Latin America operating income decreased 13% primarily due to a decline in the demand for drilling services in Brazil and Colombia, which was partially offset by higher demand for wireline and fluid services in Mexico. Europe/Africa/CIS operating income improved 30% as a result of increased demand for fluids in Angola, increased demand for drilling services in Norway, and higher testing activity in Equatorial Guinea. These increases more than offset lower demand for drilling and wireline services in Nigeria and Tanzania. Middle East/Asia operating income grew 24% driven by increased demand for wireline services in Malaysia and China, as well as higher drilling activity in Indonesia, which more than offset lower demand for drilling services in China.
Corporate and other expenses increased $38 million in the third quarter of 2013, as compared to the third quarter of 2012, partially due to additional expenses associated with strategic investments in our operating model and creating competitive advantage by repositioning our technology, supply chain, and manufacturing infrastructure. A $20 million gain was recorded in the third quarter of 2012 related to the settlement of a patent infringement lawsuit.

NONOPERATING ITEMS
Effective tax rate. Our effective tax rate was 29.5% for the three months ended September 30, 2013 and 30.4% for the three months ended September 30, 2012. The effective tax rate on continuing operations for the three months ended September 30, 2013 was positively impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers, partially offset by unfavorable adjustments related to the finalization of prior-year tax returns.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$12,964	$13,043	$(79)	(1)%
Drilling and Evaluation	8,799	8,170	629	8
Total revenue	$21,763	$21,213	$550	3%

By geographic region:
Completion and Production:
North America	$8,546	$9,327	$(781)	(8)%
Latin America	1,158	1,019	139	14
Europe/Africa/CIS	1,744	1,530	214	14
Middle East/Asia	1,516	1,167	349	30
Total	12,964	13,043	(79)	(1)
Drilling and Evaluation:
North America	2,843	2,924	(81)	(3)
Latin America	1,733	1,592	141	9
Europe/Africa/CIS	2,082	1,766	316	18
Middle East/Asia	2,141	1,888	253	13
Total	8,799	8,170	629	8
Total revenue by region:
North America	11,389	12,251	(862)	(7)
Latin America	2,891	2,611	280	11
Europe/Africa/CIS	3,826	3,296	530	16
Middle East/Asia	3,657	3,055	602	20

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2013	2012	(Unfavorable)	Change
Completion and Production	$2,110	$2,541	$(431)	(17)%
Drilling and Evaluation	1,272	1,191	81	7
Corporate and other	(1,388)	(554)	(834)	151
Total operating income	$1,994	$3,178	$(1,184)	(37)%

By geographic region:
Completion and Production:
North America	$1,438	$1,945	$(507)	(26)%
Latin America	139	149	(10)	(7)
Europe/Africa/CIS	257	240	17	7
Middle East/Asia	276	207	69	33
Total	2,110	2,541	(431)	(17)
Drilling and Evaluation:
North America	490	530	(40)	(8)
Latin America	226	257	(31)	(12)
Europe/Africa/CIS	226	167	59	35
Middle East/Asia	330	237	93	39
Total	1,272	1,191	81	7
Total operating income by region
(excluding Corporate and other):
North America	1,928	2,475	(547)	(22)
Latin America	365	406	(41)	(10)
Europe/Africa/CIS	483	407	76	19
Middle East/Asia	606	444	162	36

Consolidated revenue in the first nine months of 2013 was essentially flat compared to the first nine months of 2012, as activity growth across all international regions was partially offset by pricing pressure and lower demand in North America, particularly for production enhancement services. Revenue outside of North America was 48% of consolidated revenue in the first nine months of 2013 and 42% of consolidated revenue in the first nine months of 2012.
The $1.2 billion decrease in consolidated operating income in the first nine months of 2013 compared to the first nine months of 2012 was primarily related to Macondo-related charges. We recorded a $1.0 billion loss contingency related to the Macondo well incident in the first quarter of 2013 compared to a $300 million Macondo-related loss contingency recorded in the first quarter of 2012. Additionally, we experienced reduced activity levels and pricing constraints in North America, which were partially offset by strong results in our international regions.
Completion and Production revenue was flat compared to the first nine months of 2012 due to reduced stimulation and cementing demand in North America, which was partially offset by strong international revenue. North America revenue decreased 8% as a result of the downturn in the United States hydraulic fracturing market. Latin America revenue improved 14% due to increased completion tools sales in Brazil, higher stimulation activity in Argentina, and higher activity in most product lines in Mexico. Europe/Africa/CIS revenue increased 14% driven by higher cementing activity in Norway, Nigeria, and Russia and increased completion tools sales in Angola, the United Kingdom, and Kazakhstan. Middle East/Asia revenue increased 30% due to higher activity in most product lines in Saudi Arabia, Indonesia, and Australia and increased completion tools sales in Malaysia. Revenue outside of North America was 34% of total segment revenue in the first nine months of 2013 and 28% of total segment revenue in the first nine months of 2012.

Completion and Production operating income decreased 17% compared to the first nine months of 2012, as pricing pressure and reduced operator activities continued to impact production enhancement margins in North America. North America operating income decreased 26% as a result of reduced profitability for stimulation activities in the United States land market. Latin America operating income declined 7% due to increased costs in Mexico and reduced profitability for artificial lift operations in Venezuela. Europe/Africa/CIS operating income improved 7% as completion tools sales in Angola and higher demand for cementing services in Nigeria were partially offset by higher costs for Boots & Coots in Africa, Norway, and Kazakhstan. Middle East/Asia operating income increased 33% due to higher completion tools sales in Malaysia, improved activity for production enhancement services and completion tools in Saudi Arabia, improved activity across most product service lines in Australia, and higher cementing activity in Indonesia.
Drilling and Evaluation revenue increased 8% compared to the first nine months of 2012 on the strength of international drilling activity. North America revenue decreased 3% as drilling and wireline activity declines in the United States land market were partially offset by higher testing, drilling services, and wireline activity in the Gulf of Mexico. Latin America revenue increased 9% as a result of higher demand for all product lines in Mexico. Europe/Africa/CIS revenue increased 18%, primarily due to higher demand for fluids in Norway and Angola and improved drilling activity in Azerbaijan, Norway, and Russia, which were partially offset by reduced overall activity in Algeria and Tanzania. Middle East/Asia revenue increased 13% due to higher activity levels in Saudi Arabia and Indonesia, increased wireline demand in Malaysia, and improved fluid sales throughout most of the region. Revenue outside of North America was 68% of total segment revenue in the first nine months of 2013 and 64% of total segment revenue in the first nine months of 2012.
Drilling and Evaluation operating income increased 7% compared to the first nine months of 2012, as strong growth in the Eastern Hemisphere more than offset lower profitability in the Western Hemisphere. North America operating income decreased 8% as lower demand for wireline and perforating and drilling services in the United States land market more than offset higher profitability in the Gulf of Mexico. Latin America operating income decreased 12% due to higher costs in Brazil and Argentina and lower drilling activity in Colombia, which more than offset higher drilling activity in Mexico. Europe/Africa/CIS operating income increased 35% as increased fluid sales in Angola and Norway and higher demand for drilling services in Azerbaijan and Egypt more than offset lower drilling and wireline activity in Tanzania. Middle East/Asia operating income increased 39% as a result of improved profitability in Iraq, higher wireline profitability and activity in Malaysia, and higher drilling activity in Indonesia and China.
Corporate and other expenses were $1.4 billion in the first nine months of 2013 compared to $554 million in the first nine months of 2012. The significant increase was due to a $1.0 billion Macondo-related loss contingency that was recorded in the first quarter of 2013, compared to a $300 million Macondo-related loss contingency recorded in the first quarter of 2012. Additionally, a $55 million charitable contribution to the National Fish and Wildlife Foundation was expensed in the second quarter of 2013, reflecting our commitment to making a positive environmental impact and a strong commitment to our local communities.

NONOPERATING ITEMS
Effective tax rate. Our effective tax rate was 22.0% for the nine months ended September 30, 2013 and 31.7% for the nine months ended September 30, 2012. The effective tax rate on continuing operations for the nine months ended September 30, 2013 was positively impacted by federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the enactment during the first quarter of the American Taxpayer Relief Act of 2012. Our effective tax rate experienced an unusual positive alteration when we recorded a $1.0 billion loss contingency related to the Macondo well incident in the first quarter of 2013. Additionally, our effective tax rate was positively impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers, partially offset by unfavorable adjustments related to the finalization of prior-year tax returns recorded in the third quarter of 2013.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 7 to the condensed consolidated financial statements, Part II, Item 1, “Legal Proceedings” and Part II, Item 1(a), "Risk Factors."

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlement discussions that had taken place during the first quarter. As of September 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $0.3 billion included in "Other current liabilities" and a non-current portion of $1.0 billion reflected as "Loss contingency for Macondo well incident" on our condensed consolidated balance sheets. This reserve represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency does not include potential recoveries from our insurers. We have been participating in intermittent discussions with the PSC regarding the potential for a settlement that would resolve a substantial portion of the claims pending in the MDL trial. BP, however, is not participating in those settlement discussions as it is challenging certain provisions of its settlement with the PSC.
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
In September 2013, the United States Department of Justice (DOJ) closed the federal government's criminal investigation of us in relation to the Macondo well incident. See "DOJ Investigations and Actions" below for more information.
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

On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP (together, Anadarko), which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks an action declaring that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks an action declaring that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. A responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed below under “Litigation,” in April 2011 BP Exploration filed a claim against us for equitable contribution with respect to liabilities incurred by BP Exploration under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP Exploration’s claim, and that motion is pending. In July 2013, we also filed a motion for summary judgment requesting a court order that we are not liable to BP or Transocean for equitable indemnification or contribution with regard to any CWA fines and penalties that have been assessed or may be assessed against BP or Transocean. That motion is also pending.
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
In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. Pursuant to a cooperation guilty plea agreement, Halliburton Energy Services, Inc., our wholly owned subsidiary (HESI), agreed to plead guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. Pursuant to the plea agreement, HESI agreed to pay a criminal fine of $0.2 million within five days of sentencing and agreed to three years' probation. The DOJ has agreed that it will not pursue further criminal prosecution of us (including our subsidiaries) for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. In September 2013, our guilty plea was entered and approved by a federal district court judge on the terms and conditions of the plea agreement, and the DOJ closed its criminal investigation of us in relation to the Macondo well incident.
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

Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for a relatively small number of lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana. The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution, and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the OPA, the CWA, The Migratory Bird Treaty Act of 1918, the ESA, the OCSLA, the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes.
Furthermore, the pollution complaints include suits brought against us by governmental entities, including the State of Alabama, the State of Florida, the State of Louisiana, the State of Mississippi, the State of Texas, numerous local governmental entities, the Mexican State of Yucatan, and the United Mexican States. Complaints brought against us by at least seven parishes in Louisiana were dismissed with prejudice, and the dismissal is being appealed by those parishes. The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages. We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted, and our respective defenses to all of these claims.
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
The first phase of this trial has concluded and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. After the conclusion of the first phase, the parties to the MDL, including the PSC, the States of Louisiana and Alabama, the United States, BP, Transocean, and us, submitted proposed findings of fact and conclusions of law and post-trial briefs. The MDL court has not ruled on any of the findings or briefs that were submitted.
The second phase of this trial was split into two parts, with testimony presented in October 2013. The first part covered attempts to collect, control, or halt the flow of hydrocarbons from the well, while the second part covered the quantification of hydrocarbons discharged from the well. The parties will now submit post-trial briefs, responses, and proposed findings of fact and conclusions of law over the next three months according to a schedule announced by the MDL Court.
Subsequent proceedings would be held to the extent triable issues remain unresolved by the first two phases of the trial, settlements, motion practice, or stipulation. Although the DOJ participated in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in a third phase of the trial to the extent necessary. We do not believe that a single apportionment of liability in the Limitation Action is properly applied, particularly with respect to gross negligence and punitive damages, to the hundreds of lawsuits pending in the MDL proceeding.
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
At the conclusion of the plaintiffs' case in the first phase of the MDL trial, we and the other defendants each submitted a motion requesting the MDL court to dismiss certain claims. In March 2013, the MDL court denied our motion and declined to dismiss any claims, including those alleging gross negligence, against BP, Transocean and us. In addition, the MDL court dismissed all claims against M-I Swaco and claims alleging gross negligence against Cameron. In April 2013, the MDL court dismissed all remaining claims against Cameron, leaving BP, Transocean, and us as the remaining defendants with respect to the matters addressed during the first phase of the trial.
Also in March 2013, we advised the MDL court that we recently found a rig sample of dry cement blend collected at another well that was cemented before the Macondo well using the same dry cement blend as used on the Macondo production casing. In April 2013, we advised the MDL parties that we recently discovered some additional documents related to the Macondo well incident. BP and others have asked the court to impose sanctions and adverse findings against us because, according to their allegations, we should have identified the cement sample in 2010 and the additional documents by October 2011. The MDL court has not ruled on the requests for sanctions and adverse findings. We believe that those discoveries were the result of simple misunderstandings or mistakes, and that sanctions are not warranted.
When our plea agreement with the DOJ was announced in July 2013, BP filed a motion requesting that the MDL court re-open the evidence for phase one of the MDL trial to take into account our guilty plea and re-urging their request for sanctions. After the plea was entered, the PSC and the States of Alabama and Louisiana (as coordinating counsel for the states involved in the MDL) filed a motion likewise seeking to admit the guilty plea agreement and other court filings into evidence and asking that the MDL court use that evidence as a basis for assessing punitive damages against us. We filed replies opposing both motions and setting forth our position that the deleted computer simulations were not evidence, were not relevant, and in any event were re-created.
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
In January 2012, the court in the MDL proceeding entered an order in response to our and BP’s motions for summary judgment regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we are found to be grossly negligent. The court did not express an opinion as to whether our conduct amounted to gross negligence, but we do not believe the performance of our services on the Deepwater Horizon constituted gross negligence. The court also held, however, that BP does not owe us indemnity for punitive damages or for civil penalties under the CWA, if any, and that fraud could void the indemnity on public policy grounds, although the court stated that it was mindful that mere failure to perform contractual obligations as promised does not constitute fraud. As discussed above, the DOJ is not seeking civil penalties from us under the CWA, but BP has filed a claim for equitable contribution against us with respect to its liabilities. The court in the MDL proceeding deferred ruling on whether our indemnification from BP covers penalties or fines under the OCSLA, whether our alleged breach of our contract with BP Exploration would invalidate the indemnity, and whether we committed an act that materially increased the risk to or prejudiced the rights of BP so as to invalidate the indemnity. We do not believe that we breached our contract with BP Exploration or committed an act that would otherwise invalidate the indemnity. The court’s rulings will be subject to appeal at the appropriate time.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through September 30, 2013, we have incurred legal fees and related expenses of approximately $242 million, of which $211 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order November 3, 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. On May 13, 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted. In March 2013, the Fifth Circuit heard oral argument in the appeal. In April 2013, the Fifth Circuit issued an order affirming the District Court's order certifying the class.
The case is now pending in the District Court and fact discovery has resumed. We have filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In spite of its age, the case is at an early stage, and we cannot predict the outcome or consequences thereof. We intend to vigorously defend this case.
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
Since the initiation of the investigations described above, we have participated in meetings with the DOJ and the SEC to brief them on the status of the investigations and have been producing documents to them both voluntarily and as a result of SEC subpoenas to us and certain of our current and former officers and employees.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $69 million as of September 30, 2013 and $72 million as of December 31, 2012. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
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
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of September 30, 2013, those eight sites accounted for approximately $5 million of our $69 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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

We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class-actions, involving pollution damage claims and at least eight personal injury lawsuits involving four decedents and at least 10 allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. BP Exploration and one of its affiliates have filed claims against us seeking subrogation and contribution, including with respect to liabilities under the OPA, and direct damages, and alleging negligence, gross negligence, fraudulent conduct, and fraudulent concealment. Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence. See Part II, Item 1, “Legal Proceedings.” Additional lawsuits may be filed against us, including civil actions under federal statutes and regulations, as well as criminal and civil actions under state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
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
During the first quarter of 2013, we increased our reserve relating to the MDL to $1.3 billion based on court-facilitated settlements discussions that had taken place during the first quarter. As of September 30, 2013, our loss contingency for the Macondo well incident, relating to the MDL, remained at $1.3 billion, which represents a loss contingency that is probable and for which a reasonable estimate of loss can be made. We have been participating in intermittent discussions with the PSC regarding the potential for a settlement that would resolve a substantial portion of the claims pending in the MDL trial. BP, however, is not participating in those settlement discussions as it is challenging certain provisions of its settlement with the PSC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	17,182	$44.28	—	$5,000,000,000
August 1 - 31	68,054,631	$48.59	68,041,236	$1,693,974,551
September 1 - 30	17,715	$48.86	—	$1,693,974,551
Total	68,089,528	$48.59	68,041,236

(a)
Of the 68,089,528 shares purchased during the third quarter of 2013, 48,292 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
In July 2013, our board of directors increased the authorization to purchase our common stock by $4.3 billion. In August 2013, we repurchased approximately 68 million shares of our common stock for an aggregate cost of $3.3 billion at a purchase price of $48.50 per share, excluding fees and expenses, pursuant to a modified Dutch auction cash tender offer. Since the inception of our share repurchase program in February 2006, we have purchased approximately 188 million shares at a total cost of $7.6 billion. As of September 30, 2013, approximately $1.7 billion remains available under the stock purchase authorization.

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

Item 5. Other Information
None.

Item 6. Exhibits

	4.1
Seventh Supplemental Indenture, dated as of August 5, 2013, between Halliburton and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 of Halliburton’s Form 8-K filed August 5, 2013, File No. 1-3492).

	4.2	Form of Global Note for Halliburton's 1.00% Senior Notes due 2016 (included as part of Exhibit 4.1).

	4.3	Form of Global Note for Halliburton's 2.00% Senior Notes due 2018 (included as part of Exhibit 4.1).

	4.4	Form of Global Note for Halliburton's 3.50% Senior Notes due 2023 (included as part of Exhibit 4.1).

	4.5	Form of Global Note for Halliburton's 4.75% Senior Notes due 2043 (included as part of Exhibit 4.1).

	10.1
Underwriting Agreement, dated July 29, 2013, among Halliburton and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., RBS Securities Inc. and the several other underwriters identified therein (incorporated by reference to Exhibit 1.1 of Halliburton’s Form 8-K filed August 1, 2013, File No. 1-3492).

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

Date: October 25, 2013