Form 10-Q
period 2014-03-31
HALLIBURTON CO
filed 2014-04-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

As of April 18, 2014, 844,520,116 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2014	2013
Revenue:
Services	$5,540	$5,334
Product sales	1,808	1,640
Total revenue	7,348	6,974
Operating costs and expenses:
Cost of services	4,765	4,614
Cost of sales	1,538	1,386
Loss contingency for Macondo well incident	—	1,000
General and administrative	75	72
Total operating costs and expenses	6,378	7,072
Operating income (loss)	970	(98)
Interest expense, net of interest income of $3 and $3	(93)	(71)
Other, net	(31)	(14)
Income (loss) from continuing operations before income taxes	846	(183)
Income tax (provision) benefit	(229)	172
Income (loss) from continuing operations	617	(11)
Loss from discontinued operations, net of income tax benefit of $1 and $2	(1)	(5)
Net income (loss)	$616	$(16)
Noncontrolling interest in net (income) loss of subsidiaries	6	(2)
Net income (loss) attributable to company	$622	$(18)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$623	$(13)
Loss from discontinued operations, net	(1)	(5)
Net income (loss) attributable to company	$622	$(18)
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.73	$(0.01)
Loss from discontinued operations, net	—	(0.01)
Net income (loss) per share	$0.73	$(0.02)
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.73	$(0.01)
Loss from discontinued operations, net	—	(0.01)
Net income (loss) per share	$0.73	$(0.02)

Cash dividends per share	$0.15	$0.125
Basic weighted average common shares outstanding	849	931
Diluted weighted average common shares outstanding	853	931
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2014	2013
Net income (loss)	$616	$(16)
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plan adjustments	$3	$4
Other	1	2
Other comprehensive income, net of income taxes	4	6
Comprehensive income (loss)	$620	$(10)
Comprehensive (income) loss attributable to noncontrolling interest	6	(3)
Comprehensive income (loss) attributable to company shareholders	$626	$(13)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,123	$2,356
Receivables (less allowance for bad debts of $112 and $117)	6,314	6,181
Inventories	3,415	3,305
Other current assets	1,634	1,862
Total current assets	13,486	13,704
Property, plant, and equipment, net of accumulated depreciation of $10,004 and $9,480	11,463	11,322
Goodwill	2,193	2,168
Other assets	2,114	2,029
Total assets	$29,256	$29,223
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,525	$2,365
Accrued employee compensation and benefits	823	1,029
Loss contingency for Macondo well incident	278	278
Other current liabilities	1,306	1,354
Total current liabilities	4,932	5,026
Long-term debt	7,816	7,816
Loss contingency for Macondo well incident	1,022	1,022
Employee compensation and benefits	570	584
Other liabilities	1,164	1,160
Total liabilities	15,504	15,608
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,072 shares)	2,680	2,680
Paid-in capital in excess of par value	410	415
Accumulated other comprehensive loss	(303)	(307)
Retained earnings	19,337	18,842
Treasury stock, at cost (229 and 223 shares)	(8,399)	(8,049)
Company shareholders’ equity	13,725	13,581
Noncontrolling interest in consolidated subsidiaries	27	34
Total shareholders’ equity	13,752	13,615
Total liabilities and shareholders’ equity	$29,256	$29,223
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income (loss)	$616	$(16)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion, and amortization	510	448
Loss contingency for Macondo well incident	—	1,000
Other changes:
Receivables	(175)	(406)
Accounts payable	160	158
Inventories	(105)	(70)
Payment of Barracuda-Caratinga obligation	—	(219)
Other	(52)	(546)
Total cash flows from operating activities	954	349
Cash flows from investing activities:
Capital expenditures	(643)	(685)
Purchases of investment securities	(55)	(28)
Sales of investment securities	50	9
Other investing activities	(26)	53
Total cash flows from investing activities	(674)	(651)
Cash flows from financing activities:
Payments to reacquire common stock	(500)	(50)
Dividends to shareholders	(127)	(116)
Other financing activities	113	21
Total cash flows from financing activities	(514)	(145)
Effect of exchange rate changes on cash	1	(8)
Decrease in cash and equivalents	(233)	(455)
Cash and equivalents at beginning of period	2,356	2,484
Cash and equivalents at end of period	$2,123	$2,029
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$167	$123
Income taxes	$(25)	$137
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2013 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2014, the results of our operations for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to current period presentation. The results of our operations for the three months ended March 31, 2014 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment, such as the loss contingency related to the Macondo well incident recorded during the first quarter of 2013.
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended March 31
Millions of dollars	2014	2013
Revenue:
Completion and Production	$4,420	$4,100
Drilling and Evaluation	2,928	2,874
Total revenue	$7,348	$6,974
Operating income (loss):
Completion and Production	$661	$615
Drilling and Evaluation	398	407
Total operations	1,059	1,022
Corporate and other	(89)	(1,120)
Total operating income (loss)	$970	$(98)
Interest expense, net of interest income	(93)	(71)
Other, net	(31)	(14)
Income (loss) from continuing operations before income taxes	$846	$(183)

Receivables
As of March 31, 2014, 37% of our gross trade receivables were from customers in the United States. As of December 31, 2013, 34% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Our total outstanding trade receivables in Venezuela were $577 million, or approximately 9% of our gross trade receivables, as of March 31, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $577 million of receivables in Venezuela as of March 31, 2014, $233 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $486 million of receivables in Venezuela as of December 31, 2013, $183 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
In February 2013, the Venezuelan government devalued the Bolívar, from the preexisting exchange rate of 4.3 Bolívares per United States dollar to 6.3 Bolívares per United States dollar.
In recent months, the Venezuelan government has made available two new foreign exchange rate mechanisms through which a company may be able to legally convert Bolívares to United States dollars, in addition to the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar:
(1) a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD I); and
(2) an auction rate which is intended to more closely resemble a market-driven exchange rate (SICAD II).
The availability of new currency mechanisms had no impact on our results of operations during the quarter ended March 31, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We believe that the current official exchange rate continues to reflect the economics of our business activity in the country, and we have not utilized nor do we intend at this time to utilize any of the newly available exchange mechanisms to transact business in Venezuela.
We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $180 million as of March 31, 2014 and $157 million as of December 31, 2013. If the average cost method had been used, total inventories would have been $35 million higher than reported as of March 31, 2014 and December 31, 2013. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2014	December 31, 2013
Finished products and parts	$2,509	$2,445
Raw materials and supplies	744	720
Work in process	162	140
Total	$3,415	$3,305

Finished products and parts are reported net of obsolescence reserves of $134 million as of March 31, 2014 and $130 million as of December 31, 2013.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(500)	(500)	—
Stock plans	146	146	—
Payments of dividends to shareholders	(127)	(127)	—
Other	(2)	(1)	(1)
Comprehensive income	620	626	(6)
Balance at March 31, 2014	$13,752	$13,725	$27

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Stock plans	128	128	—
Payments of dividends to shareholders	(116)	(116)	—
Shares repurchased	(50)	(50)	—
Other	(5)	(4)	(1)
Comprehensive (loss) income	(10)	(13)	3
Balance at March 31, 2013	$15,737	$15,710	$27

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the quarter ended March 31, 2014, under that program we repurchased approximately 8.9 million shares of our common stock at an average price of $55.88 per share for a total cost of $500 million. As of March 31, 2014, approximately $1.2 billion remains available under the stock purchase authorization. From the inception of this program in February 2006 through March 31, 2014, we repurchased approximately 197 million shares of our common stock for a total cost of approximately $8.1 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2014	December 31, 2013
Defined benefit and other postretirement liability adjustments	$(239)	$(241)
Cumulative translation adjustments	(67)	(69)
Other	3	3
Total accumulated other comprehensive loss	$(303)	$(307)

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement (MSA) and a Tax Sharing Agreement (TSA). We recorded a liability at that time reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments are recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. Accordingly, there were no amounts accrued for indemnities provided to KBR at March 31, 2014.
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
During the second quarter of 2012, we sent a notice under the TSA to KBR requesting the appointment of an arbitrator in accordance with the terms of the TSA. This request asked the arbitrator to find that KBR owed us a certain amount pursuant to the TSA. KBR denied that it owed us any amount and asserted instead that we owed KBR a certain amount under the TSA. KBR also asserted that it believes the MSA controls its defenses to our TSA claim and demanded arbitration of those defenses under the MSA. In July 2012, we filed suit in the District Court of Harris County, Texas, seeking to compel KBR to arbitrate the entire dispute in accordance with the provisions of the TSA, rather than the MSA. KBR filed a cross-motion seeking to compel arbitration of its defenses under the MSA. In September 2012, the court denied our motion and granted KBR's motion to compel arbitration under the MSA. We continue to believe that the TSA was intended to govern the entire matter and have appealed. The appeal is pending before the court of appeals.
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
In January 2014, KBR filed a motion with the MSA panel to enforce the panel's June 2013 decision. KBR's motion claimed, among other things, that certain of our claims submitted to the TSA arbitrator were time-barred under the MSA and that the TSA arbitrator misinterpreted the TSA. In February 2014, we filed a response to KBR's motion with the MSA panel. In March 2014, the MSA panel denied KBR's motion.
On February 3, 2014, we also filed an application to confirm the TSA arbitrator's award with the District Court of Harris County, Texas. On February 24, 2014, KBR filed its response and a cross-motion to vacate the TSA arbitrator's award. A hearing on our application and KBR's response was held in April 2014. The district court has taken the matters under advisement, but has indicated that it will not rule on them until the court of appeals has ruled on our appeal of the district court's September 2012 decision to grant KBR's motion to compel arbitration under the MSA.
Due to the uncertainty surrounding the ultimate determination of the parties' claims under the TSA, no material anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements as of March 31, 2014.

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

As of March 31, 2014, our loss contingency reserve for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $278 million and a non-current portion of $1.0 billion. This reserve represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency reserve does not include potential recoveries from our insurers.
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
The OPA establishes liability for discharges of oil from vessels, onshore facilities, and offshore facilities into or upon the navigable waters of the United States. Under the OPA, the “responsible party” for the discharging vessel or facility is liable for removal and response costs as well as for damages, including recovery costs to contain and remove discharged oil and damages for injury to natural resources and real or personal property, lost revenues, lost profits, and lost earning capacity. The cap on liability under the OPA during 2010 was the full cost of removal of the discharged oil plus up to $75 million for damages, except that the $75 million cap does not apply in the event the damage was proximately caused by gross negligence or the violation of certain federal safety, construction or operating standards. The OPA defines the set of responsible parties differently depending on whether the source of the discharge is a vessel or an offshore facility. Liability for vessels is imposed on owners and operators; liability for offshore facilities is imposed on the holder of the permit or lessee of the area in which the facility is located.
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

In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. Pursuant to a cooperation guilty plea agreement, Halliburton Energy Services, Inc., our wholly owned subsidiary (HESI), agreed to plead guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. Pursuant to the plea agreement, HESI agreed to pay a criminal fine of $0.2 million within five days of sentencing and agreed to three years' probation. The DOJ has agreed that it will not pursue further criminal prosecution of us, including our subsidiaries, for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. In September 2013, our guilty plea was entered and approved by a federal district court judge on the terms and conditions of the plea agreement, and the DOJ closed its criminal investigation of us in relation to the Macondo well incident.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,800 complaints most of which are alleged class actions, involving pollution damage claims and at least seven personal injury lawsuits involving four decedents and at least two allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Additional civil lawsuits may be filed against us.
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
Judge Barbier has issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply, and therefore all claims brought under state law causes of action were dismissed; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims may be brought against both responsible and non-responsible parties under general maritime law. As discussed above, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP Exploration has filed a claim against us for contribution with respect to liabilities incurred by BP Exploration under the OPA. The rulings in the court's order remain subject to each applicable party's right to appeal. Certain parishes in Louisiana appealed the dismissal of their state law claims under the order, but the United States Fifth Circuit Court of Appeals (Fifth Circuit) affirmed Judge Barbier's dismissal of their claims.
The MDL court has dismissed: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. In dismissing those claims, the MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under the OPA. A group of plaintiffs appealed the order, but the Fifth Circuit dismissed the appeal.
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. The settlements do not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, the settlements provide that, to the extent permitted by law, BP will assign to the settlement class certain of its claims, rights, and recoveries against Transocean and us for damages, including BP's alleged direct damages such as damages for clean-up expenses and damage to the well and reservoir. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the settlement class without our consent. The MDL court has since confirmed certification of the classes for both settlements and granted final approval of the settlements. We objected to the settlements on the grounds set forth above, among other reasons. The MDL court held, however, that we, as a non-settling defendant, lacked standing to object to the settlements but noted that it did not express any opinion as to the validity of BP's assignment of certain claims to the settlement class and that the settlements do not affect any of our procedural or substantive rights in the MDL. BP has been challenging certain provisions of its settlement of economic loss claims in the MDL court and before the Fifth Circuit. Appeals relating to the settlement of the medical claims have been dismissed, and that settlement is final as of February 2014. We are unable to predict at this time the effect that the settlements, or any challenge, modification, or overturning of the settlements, may have on claims against us.
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
Also in March 2013, we advised the MDL court that we had recently found a rig sample of dry cement blend collected at another well that was cemented before the Macondo well using the same dry cement blend as used on the Macondo production casing. In April 2013, we advised the MDL parties that we had recently discovered some additional documents related to the Macondo well incident. BP and others have asked the court to impose sanctions and adverse findings against us because, according to their allegations, we should have identified the cement sample in 2010 and the additional documents by

October 2011. BP also reasserted its previous allegations that we destroyed evidence relating to post-incident testing of the foam cement slurry on the Deepwater Horizon. The MDL court has not ruled on the requests for sanctions and adverse findings. We believe that the discoveries were the result of simple misunderstandings or mistakes and do not involve any material evidence, and that sanctions are not warranted.
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
Although the DOJ participated in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in a third phase of the trial currently scheduled to begin in January 2015.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the issuance of the MDL court’s rulings regarding the first two phases of the MDL trial. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. The judge has indicated that he intends for the State of Alabama’s OPA and general maritime law compensatory damages claims to be tried as a test case, and that case could involve claims for punitive damages against any party that is found to have been grossly negligent.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through March 31, 2014, we have incurred legal fees and related expenses of approximately $278 million, of which $249 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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

In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order in November 2008 denying the motion for class certification. The Fund appealed the district court’s order to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court’s order denying class certification. In May 2010, the Fund filed a writ of certiorari in the United States Supreme Court. In January 2011, the Supreme Court granted the writ of certiorari and accepted the appeal. The Court heard oral arguments in April 2011 and issued its decision in June 2011, reversing the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification. The Court’s ruling was limited to the Fifth Circuit’s loss causation requirement, and the case was returned to the Fifth Circuit for further consideration of our other arguments for denying class certification. The Fifth Circuit returned the case to the district court, and in January 2012 the court issued an order certifying the class. We filed a Petition for Leave to Appeal with the Fifth Circuit, which was granted. In April 2013, the Fifth Circuit issued an order affirming the District Court's order certifying the class.
We filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In November 2013, the Supreme Court granted our writ. Oral argument was held before the Supreme Court in March 2014. We expect the Supreme Court to issue its decision no later than June 2014. Fact discovery in this case has resumed. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $60 million as of March 31, 2014 and $66 million as of December 31, 2013. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state Superfund sites for which we have established reserves. As of March 31, 2014, those nine sites accounted for approximately $4 million of our $60 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2014, including $182 million of surety bond guarantees related to our Venezuelan operations. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 7. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
For the three months ended March 31, 2014, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of awards granted under our stock incentive plans. There were no antidilutive shares outstanding for the quarter.
For the three months ended March 31, 2013, we incurred losses from continuing operations attributable to company shareholders and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Excluded from this computation are four million shares of common stock associated with awards granted under stock incentive plans as well as options to purchase four million shares of common stock that were outstanding during the three months ended March 31, 2013.

Note 8. Fair Value of Financial Instruments
At March 31, 2014, we held $378 million of investments in fixed income securities with maturities ranging from less than one year to March 2017, compared to $373 million of investments in fixed income securities held at December 31, 2013. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	March 31, 2014			December 31, 2013
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities:
U.S. treasuries (a)	$100	$—	$100	$100	$—	$100
Other (b)	—	278	278	—	273	273
Total	$100	$278	$378	$100	$273	$373

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $138 million are classified as “Other current assets” and $140 million are classified as “Other assets” on our condensed consolidated balance sheets as of March 31, 2014, compared to $139 million classified as “Other current assets” and $134 million classified as “Other assets” as of December 31, 2013. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

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

The carrying amount and fair value of our long-term debt is as follows:

	March 31, 2014				December 31, 2013
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$8,712	$294	$9,006	$7,816	$8,405	$292	$8,697	$7,816

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Production Enhancement, Cementing, Completion Tools, Boots & Coots, Multi-Chem, and Artificial Lift.

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
With over 78,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
During the first quarter of 2014, we produced revenue of $7.3 billion and operating income of $1.0 billion. Revenue increased $374 million, or 5%, from the first quarter of 2013, mainly due to increased activity in the Eastern Hemisphere and higher production enhancement activity in the United States land market, partially offset by lower activity levels in Latin America. Revenue outside of North America comprised approximately 47% of consolidated revenue in the first quarters of both 2014 and 2013, and represents our ongoing strategy to grow our international business and balance our geographic mix.
The $1.1 billion increase in operating income during the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to a $1.0 billion, pre-tax, increase in our loss contingency reserve related to the Macondo well incident recorded in the first quarter of 2013.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase over the long term driven by economic growth in developing countries despite current underlying downside risks in the industry, such as sluggish growth in developed countries and uncertainties associated with geopolitical tension in North Africa. Furthermore, development of new resources is expected to be more complex, resulting in higher service intensity as our customers move increasingly to horizontal drilling.
In North America, we continue to experience pricing pressures, which have impacted our margins. However, we believe the current environment and our focus on an efficient cost structure continues to favor us. As a result of the industry's activity shift from natural gas plays to oil and liquids-rich basins, operators have been allocating their budgets to basins with better economics. In addition, we are observing a meaningful switch to multi-well pad activity among our customer base, which is resulting in increased drilling and completion service efficiency. We believe the incremental efficiency gains provided by multi-well pad drilling will enable us to leverage our operational scale and expertise.
Outside of North America, both revenue and operating income increased in the first quarter of 2014 compared to the first quarter of 2013. We believe that international growth in 2014 will come from volume increases as we deploy resources on our recent contract wins and new projects, continued improvement in markets where we have made strategic investments, the introduction of new technology, and increased pricing and cost recovery on select contracts. We also believe that international unconventional oil and natural gas, mature field, and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to capitalize on these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations. In Latin America, we expect 2014 to be a challenging year due to a decline in existing integrated project management work in Mexico as we begin transitioning to newly-tendered projects, and due to reduced activity in Brazil. However, this does not change our long-term outlook for Latin America, which we expect to contribute significantly to our future growth and profitability.

We are continuing to execute several key initiatives in 2014, which include the following strategies:

-
focusing on unconventional plays, mature fields, and deepwater markets by leveraging our broad technology offerings to provide value to our customers through integrated solutions and enabling them to more efficiently drill and complete their wells;

-
exploring opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have significant operations;

-
making key investments in technology and infrastructure to maximize growth opportunities. To that end, we are continuing to push our technology and manufacturing capacity, as well as our supply chain, closer to our customers in the Eastern Hemisphere;

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. We are deploying a project to improve service delivery that we expect to result in, among other things, additional investments in our systems and significant improvements to our current order-to-cash and purchase-to-pay processes;

-	growing our international revenues and margins by continuing to invest capital and resources in these markets;

-	improving our North America margins by leveraging technologies and reducing costs through more efficient operations; and

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by maintaining capital discipline and leveraging our scale and breadth of operations.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2014 with cash and equivalents of $2.1 billion, compared to $2.4 billion at the end of 2013. As of March 31, 2014, approximately $402 million of the $2.1 billion of cash and equivalents was held by our foreign subsidiaries and would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations. At March 31, 2014, we also held $378 million of investments in fixed income securities compared to $373 million at December 31, 2013. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $1.0 billion in the first quarter of 2014.
Capital expenditures were $643 million in the first quarter of 2014, and were predominantly made in our Production Enhancement, Sperry Drilling, Wireline and Perforating, Cementing, and Boots & Coots product service lines.
During the quarter ended March 31, 2014, we repurchased approximately 8.9 million shares of our common stock for a total cost of $500 million.
During the first quarter of 2014, we received a $155 million income tax refund, including interest, for agreed upon tax items for the tax years 2003 through 2006 and 2008 through 2009.
We paid $127 million in dividends to our shareholders in the first quarter of 2014.
During the first quarter of 2014, our primary components of working capital (receivables, inventories, and accounts payable) increased by a net $120 million, primarily due to increased business activity.
Future sources and uses of cash
In 2013, we were awarded $105 million by an arbitrator regarding amounts owed by KBR under our Tax Sharing Agreement with KBR. KBR is contesting the award and, although the arbitrator recently issued a supplemental report that reaffirmed the original award, there is uncertainty as to the ultimate timing and amount of any payment. See Note 5 to the condensed consolidated financial statements for further information.
Capital spending for 2014 is currently expected to be approximately $3 billion. The capital expenditures plan for 2014 is primarily directed toward our Production Enhancement, Sperry Drilling, Cementing, Wireline and Perforating, and Boots & Coots product service lines, with an increasing amount dedicated to our international operations.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.15 per common share, or approximately $127 million per quarter. Additionally, we have approximately $1.2 billion available under our share repurchase authorization, which may be used for open market and other share purchases.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have significant operations.
Other factors affecting liquidity
Financial position in current market. As of March 31, 2014, we had $2.1 billion of cash and equivalents, $378 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2014 can be fully funded through cash from operations.
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
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2014. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In the first quarter of 2014, based upon the location of the services provided and products sold, 50% of our consolidated revenue was from the United States, compared to 49% of consolidated revenue from the United States in the first quarter of 2013. No other country accounted for more than 10% of our revenue during these periods.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2014	2013	2013
Oil price - WTI (1)	$98.80	$94.34	$97.99
Oil price - Brent (1)	107.81	112.49	108.71
Natural gas price - Henry Hub (2)	5.20	3.49	3.73

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical quarterly and yearly average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2014	2013	2013
United States:
Land	1,725	1,706	1,705
Offshore (incl. Gulf of Mexico)	55	52	56
Total	1,780	1,758	1,761
Canada:
Land	526	535	352
Offshore	1	1	2
Total	527	536	354
International (excluding Canada):
Land	1,019	959	978
Offshore	318	315	318
Total	1,337	1,274	1,296
Worldwide total	3,644	3,568	3,411
Land total	3,270	3,200	3,035
Offshore total	374	368	376

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2014	2013	2013
United States (incl. Gulf of Mexico):
Oil	1,433	1,332	1,375
Natural gas	347	426	386
Total	1,780	1,758	1,761
Canada:
Oil	338	398	234
Natural gas	189	138	120
Total	527	536	354
International (excluding Canada):
Oil	1,070	1,021	1,029
Natural gas	267	253	267
Total	1,337	1,274	1,296
Worldwide total	3,644	3,568	3,411
Oil total	2,841	2,751	2,638
Natural gas total	803	817	773

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2014	2013	2013
United States (incl. Gulf of Mexico):
Horizontal	1,184	1,127	1,102
Vertical	387	441	435
Directional	209	190	224
Total	1,780	1,758	1,761

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
During the first quarter of 2014, WTI and Brent crude oil spot prices averaged approximately $99 and $108 per barrel, respectively. Relative to first quarter averages in 2013, WTI crude oil spot prices experienced a slight increase from $94 per barrel, while Brent crude oil spot prices experienced a slight decrease from $112 per barrel. According to the United States Energy Information Administration (EIA), the WTI crude oil spot prices increased towards the latter part of the first quarter of 2014 as a result of strong midwestern refinery runs and the startup of the Marketlink pipeline moving crude from Cushing, Oklahoma to the Gulf Coast. In 2014, the EIA projects WTI and Brent crude oil spot prices to average $96 and $105 per barrel, respectively.
According to the International Energy Agency's (IEA) April 2014 "Oil Market Report," 2014 global oil demand is expected to average approximately 92.7 million barrels per day, which is up 1.5% from 2013. The IEA also forecasts overall demand momentum to accelerate modestly in 2014, supported by a strengthening global macroeconomic backdrop.
During the first quarter of 2014, average Henry Hub natural gas prices in the United States increased approximately 49% compared to the first quarter of 2013, primarily due to an unseasonably harsh winter, which caused natural gas storage levels to decline to the lowest they have been in eleven years. Although the average of natural gas prices was high in the first quarter, the spot price began to decline in March as the cold weather became less extreme. The EIA projects that Henry Hub natural gas spot prices will continue to decline in the spring and average $4.44 per MMBtu in 2014.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first quarter of 2014, the average natural gas directed rig count fell by 5% while the average oil directed rig count increased 2%, compared to the first quarter of 2013. Relative to the first quarter of 2013, in the first quarter of 2014 our North America revenue increased 5% while operating income was flat. The first quarter of 2014 was impacted by lower pressure pumping pricing, severe weather related disruptions, and higher logistics costs. We are optimistic about the potential of increased activity levels in the second half of the year and expect our North America margins to expand over the remainder of 2014.
In the United States land market, we have seen a moderate increase in rig count over the past year, which is primarily driven by an increase in horizontal rigs in the Permian Basin. We see service intensity expanding across many basins which is evidenced by longer laterals, increased stage density, and rising volumes per stage. This trend is beneficial to our overall business and should enable us to leverage our broad technology offerings.
In the Gulf of Mexico, our deepwater activity outlook remains positive as we are expecting additional rigs to arrive by the end of 2014. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases in the first quarter of 2014, with average international rig count improving by 5% compared to the first quarter of 2013, and by 3% compared to levels at the end of 2013. In the Eastern Hemisphere, we continue to execute our growth strategy. Relative to the first quarter of 2013, we grew our Eastern Hemisphere revenue and operating income by 11% and 16%, respectively, as a result of growth in both the Middle East/Asia and Europe/Africa/CIS regions. We saw strong growth in our Saudi Arabia operations due to an increase in integrated project activity. We are seeing our Eastern Hemisphere activity expand at a steady rate and expect to continue this growth for the remainder of 2014.
We expect 2014 to be a transitional year for Latin America. Over the long term, however, we are optimistic about our position in Latin America and the future growth potential of this market. Constitutional changes in Mexico seem to be progressing as planned by the government, and we believe the opportunity for foreign investment in this market will be beneficial to our business.
Venezuela. As of March 31, 2014, our total net investment in Venezuela was approximately $457 million, including net monetary assets of $115 million denominated in Bolívares. Also, at March 31, 2014 we had $182 million of surety bond guarantees outstanding relating to our Venezuelan operations.
We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $577 million, or approximately 9% of our gross trade receivables, as of March 31, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $577 million receivables in Venezuela as of March 31, 2014, $233 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
In February 2013, the Venezuelan government devalued the Bolívar, from the preexisting exchange rate of 4.3 Bolívares per United States dollar to 6.3 Bolívares per United States dollar.

In recent months, the Venezuelan government has made available two new foreign exchange rate mechanisms through which a company may be able to legally convert Bolívares to United States dollars, in addition to the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar:
(1) a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD I); and
(2) an auction rate which is intended to more closely resemble a market-driven exchange rate (SICAD II).
The availability of new currency mechanisms had no impact on our results of operations during the quarter ended March 31, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We believe that the current official exchange rate continues to reflect the economics of our business activity in the country, and we have not utilized nor do we intend at this time to utilize any of the newly available exchange mechanisms to transact business in Venezuela. Had we used the SICAD I rate of 10.8 Bolívares per United States dollar to remeasure our net monetary position as of March 31, 2014, we would have incurred a foreign currency loss of $48 million for the first quarter of 2014.
We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2014 COMPARED TO 2013

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$4,420	$4,100	$320	8%
Drilling and Evaluation	2,928	2,874	54	2
Total revenue	$7,348	$6,974	$374	5%

By geographic region:
Completion and Production:
North America	$2,927	$2,745	$182	7%
Latin America	355	355	—	—
Europe/Africa/CIS	607	532	75	14
Middle East/Asia	531	468	63	13
Total	4,420	4,100	320	8
Drilling and Evaluation:
North America	974	961	13	1
Latin America	504	590	(86)	(15)
Europe/Africa/CIS	692	655	37	6
Middle East/Asia	758	668	90	13
Total	2,928	2,874	54	2
Total revenue by region:
North America	3,901	3,706	195	5
Latin America	859	945	(86)	(9)
Europe/Africa/CIS	1,299	1,187	112	9
Middle East/Asia	1,289	1,136	153	13

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$661	$615	$46	7%
Drilling and Evaluation	398	407	(9)	(2)
Corporate and other	(89)	(1,120)	1,031	92
Total operating income (loss)	$970	$(98)	$1,068	1,090%

By geographic region:
Completion and Production:
North America	$446	$432	$14	3%
Latin America	48	28	20	71
Europe/Africa/CIS	78	64	14	22
Middle East/Asia	89	91	(2)	(2)
Total	661	615	46	7
Drilling and Evaluation:
North America	156	173	(17)	(10)
Latin America	52	81	(29)	(36)
Europe/Africa/CIS	68	57	11	19
Middle East/Asia	122	96	26	27
Total	398	407	(9)	(2)
Total operating income by region
(excluding Corporate and other):
North America	602	605	(3)	—
Latin America	100	109	(9)	(8)
Europe/Africa/CIS	146	121	25	21
Middle East/Asia	211	187	24	13

The 5% increase in consolidated revenue in the first quarter of 2014, as compared to the first quarter of 2013, was primarily attributable to increased drilling activity in the Eastern Hemisphere and higher production enhancement activity in the United States land market, partially offset by lower activity levels in Latin America. On a consolidated basis, over half of our product service lines experienced revenue growth from the first quarter of 2013. Revenue outside of North America was 47% of consolidated revenue in the first quarters of both 2014 and 2013.
The $1.1 billion increase in consolidated operating income during the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to a $1.0 billion increase in our loss contingency reserve related to Macondo well incident recorded in the first quarter of 2013. Additionally, we experienced higher stimulation activity in United States land market and strong results in the Eastern Hemisphere.
Completion and Production consolidated revenue in the first quarter of 2014 rose 8%, as compared to the first quarter of 2013, primarily due to increased stimulation activity in the United States land market and higher completion tools sales in all of our regions. North America revenue increased 7% due to increased production enhancement services and higher completion tools sales in the United States, which more than offset reduced activity levels in Canada. Latin America revenue was flat, as increased stimulation and cementing activity in Argentina was offset by a decline in production enhancement services in Mexico. Europe/Africa/CIS revenue rose 14%, driven by higher completions tools sales in Angola and Norway, improved Boots & Coots activity in Algeria, and increased stimulation activity in the United Kingdom. These increases were partially offset by decreased stimulation activity in Denmark and reduced Boots & Coots activity in Norway. Middle East/Asia revenue grew 13% as a result of improved activity levels in Saudi Arabia, increased completion tools sales in China, and higher cementing activity in Thailand, which more than offset a decline in Boots & Coots activity in Australia and India and lower completion tools sales in Malaysia. Revenue outside of North America was 34% of total segment revenue in the first quarter of 2014 and 33% of total segment revenue in the first quarter of 2013.
Completion and Production operating income improved by 7% in the first quarter of 2014, as compared to the first quarter of 2013, due to stronger stimulation activity in the United States land market and higher completion tools sales in the Eastern Hemisphere. North America operating income increased 3% due to increased stimulation activity in the United States land market, which was partially offset by pricing pressures associated with pressure pumping services. Latin America operating income grew 71% as a result of improved profitability for pressure pumping in Argentina, which was partially offset by pricing pressures associated with completion tools sales in Brazil and activity reductions in Mexico. Europe/Africa/CIS operating income rose 22% due to higher completion tools sales in Angola and Norway, and increased Boots & Coots activity in Algeria. Middle East/Asia operating income was down 2% compared to first quarter of 2013, due to lower demand for completion tools sales in Malaysia and decreased Boots & Coots activity in Australia and India, which were partially offset by increased completion tools sales in Saudi Arabia and China.
Drilling and Evaluation revenue was up 2% in the first quarter of 2014, as compared to the first quarter of 2013, primarily driven by higher drilling activity in the Eastern Hemisphere and improved testing activity in all regions, which more than offset the decline in Latin America activity. North America revenue was essentially flat compared to the first quarter of 2013, as increased demand for fluid services in the United States land market was offset by a decline in activity levels in Canada. Latin America revenue declined by 15% as a result of a decline in drilling related activity in Brazil and activity reduction in Mexico. Europe/Africa/CIS revenue increased 6% led by increased drilling activity in the United Kingdom and Angola, which was partially offset by lower fluid services in Norway. Middle East/Asia revenue grew 13%, primarily due to higher activity levels in Saudi Arabia and Malaysia, as well as increased drilling activity in Thailand, which more than offset a decline in logging activity in China. Revenue outside of North America was 67% of total segment revenue in the first quarters of both 2014 and 2013.
Drilling and Evaluation operating income decreased 2% in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to reduced activity in the Western Hemisphere, which was partially offset by growth in the Eastern Hemisphere. North America operating income declined 10% as a result of reduced activity levels in Canada and reduced logging services in the United States land market, which were partially offset by increased testing services in the Gulf of Mexico. Latin America operating income decreased 36%, primarily due to a decline in drilling activity in Brazil and activity reduction in Mexico. Europe/Africa/CIS operating income improved 19% as a result of increased drilling activity in the United Kingdom and Angola, which was partially offset by declines in fluid services in Norway and logging services in Nigeria. Middle East/Asia operating income grew 27% driven by increased drilling services in Thailand and Saudi Arabia, which more than offset lower demand for logging services in China.
Corporate and other expenses were $89 million in the first quarter of 2014 and $1.1 billion in the first quarter of 2013. The significant decrease was due to a $1.0 billion Macondo-related loss contingency recorded in the first quarter of 2013.

NONOPERATING ITEMS
Interest expense, net of interest income increased $22 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to higher interest expense as a result of the issuance of $3.0 billion aggregate principal amount of senior notes in August 2013.
Other, net increased $17 million as compared to the first quarter of 2013, primarily as a result of foreign currency exchange losses driven by currency devaluations in Argentina and Kazakhstan in the first quarter of 2014.
Effective tax rate. Our effective tax rate on continuing operations was 27.1% for the quarter ended March 31, 2014, and was positively impacted by a revised estimate of the tax basis of foreign leased assets as well as lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers. Our effective tax rate on continuing operations in the first quarter of 2013 was also positively impacted by lower tax rates in certain foreign jurisdictions, as well as federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the first quarter of 2013 enactment of the American Taxpayer Relief Act of 2012. Also contributing to lower tax rate in the first quarter of 2013 was a $1.0 billion loss contingency related to the Macondo well incident, which was tax-effected at the United States statutory rate.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 6 to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2013.

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements on page 8 of this quarterly report.

Item 1(a). Risk Factors
As of March 31, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	187,791	$50.33	—	$1,693,971,527
February 1 - 28	3,961,963	$54.85	3,949,574	$1,477,305,265
March 1 - 31	5,009,392	$56.68	4,998,635	$1,193,971,545
Total	9,159,146	$55.76	8,948,209

(a)
Of the 9,159,146 shares purchased during the first quarter of 2014, 210,937 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the quarter ended March 31, 2014, under that program we repurchased approximately 8.9 million shares of our common stock for a total cost of $500 million. As of March 31, 2014, approximately $1.2 billion remains available under the stock purchase authorization. From the inception of this program in February 2006 through March 31, 2014, we repurchased approximately 197 million shares of our common stock for a total cost of approximately $8.1 billion.

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

Item 5. Other Information
None.

Item 6. Exhibits

	3.1	By-laws of Halliburton Company revised effective February 12, 2014 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed February 18, 2014, File No. 001-03492).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Christian A. Garcia
Mark A. McCollum	Christian A. Garcia
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 25, 2014