Form 10-Q
period 2014-06-30
HALLIBURTON CO
filed 2014-07-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

As of July 18, 2014, 850,527,660 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2014	2013	2014	2013
Revenue:
Services	$6,127	$5,566	$11,667	$10,900
Product sales	1,924	1,751	3,732	3,391
Total revenue	8,051	7,317	15,399	14,291
Operating costs and expenses:
Cost of services	5,151	4,765	9,916	9,379
Cost of sales	1,617	1,481	3,155	2,867
Loss contingency for Macondo well incident	—	—	—	1,000
General and administrative	89	87	164	159
Total operating costs and expenses	6,857	6,333	13,235	13,405
Operating income	1,194	984	2,164	886
Interest expense, net of interest income of $4, $2, $7 and $5	(94)	(71)	(187)	(142)
Other, net	(24)	(11)	(55)	(25)
Income from continuing operations before income taxes	1,076	902	1,922	719
Provision for income taxes	(299)	(256)	(528)	(84)
Income from continuing operations	777	646	1,394	635
Income (loss) from discontinued operations, net of income tax benefit (provision) of $1, $(2), $2 and $0	(2)	2	(3)	(3)
Net income	$775	$648	$1,391	$632
Net (income) loss attributable to noncontrolling interest	(1)	(4)	5	(6)
Net income attributable to company	$774	$644	$1,396	$626
Amounts attributable to company shareholders:
Income from continuing operations	$776	$642	$1,399	$629
Income (loss) from discontinued operations, net	(2)	2	(3)	(3)
Net income attributable to company	$774	$644	$1,396	$626
Basic income per share attributable to company shareholders:
Income from continuing operations	$0.92	$0.69	$1.65	$0.68
Income (loss) from discontinued operations, net	—	0.01	—	(0.01)
Net income per share	$0.92	$0.70	$1.65	$0.67
Diluted income per share attributable to company shareholders:
Income from continuing operations	$0.91	$0.69	$1.64	$0.68
Loss from discontinued operations, net	—	—	—	(0.01)
Net income per share	$0.91	$0.69	$1.64	$0.67

Cash dividends per share	$0.15	$0.125	$0.30	$0.25
Basic weighted average common shares outstanding	846	925	847	928
Diluted weighted average common shares outstanding	852	928	853	931
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2014	2013	2014	2013
Net income	$775	$648	$1,391	$632
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plan adjustments	$3	$2	$6	$6
Other	(3)	(1)	(2)	1
Other comprehensive income, net of income taxes	—	1	4	7
Comprehensive income	$775	$649	$1,395	$639
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(3)	5	(6)
Comprehensive income attributable to company shareholders	$774	$646	$1,400	$633
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,360	$2,356
Receivables (less allowance for bad debts of $111 and $117)	6,781	6,181
Inventories	3,529	3,305
Other current assets	1,495	1,862
Total current assets	14,165	13,704
Property, plant, and equipment, net of accumulated depreciation of $10,318 and $9,480	11,677	11,322
Goodwill	2,267	2,168
Other assets	2,375	2,029
Total assets	$30,484	$29,223
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,727	$2,365
Accrued employee compensation and benefits	940	1,029
Loss contingency for Macondo well incident	278	278
Other current liabilities	1,424	1,354
Total current liabilities	5,369	5,026
Long-term debt	7,816	7,816
Loss contingency for Macondo well incident	1,022	1,022
Employee compensation and benefits	583	584
Other liabilities	1,107	1,160
Total liabilities	15,897	15,608
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,072 shares)	2,679	2,680
Paid-in capital in excess of par value	244	415
Accumulated other comprehensive loss	(303)	(307)
Retained earnings	19,984	18,842
Treasury stock, at cost (222 and 223 shares)	(8,042)	(8,049)
Company shareholders’ equity	14,562	13,581
Noncontrolling interest in consolidated subsidiaries	25	34
Total shareholders’ equity	14,587	13,615
Total liabilities and shareholders’ equity	$30,484	$29,223
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income	$1,391	$632
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	1,034	922
Loss contingency for Macondo well incident	—	1,000
Other changes:
Receivables	(594)	(613)
Accounts payable	355	227
Inventories	(218)	(154)
Payment of Barracuda-Caratinga obligation	—	(219)
Other	107	(324)
Total cash flows from operating activities	2,075	1,471
Cash flows from investing activities:
Capital expenditures	(1,375)	(1,396)
Sales of investment securities	204	232
Purchases of investment securities	(115)	(110)
Other investing activities	(234)	83
Total cash flows from investing activities	(1,520)	(1,191)
Cash flows from financing activities:
Payments to reacquire common stock	(500)	(1,015)
Dividends to shareholders	(254)	(231)
Other financing activities	230	(83)
Total cash flows from financing activities	(524)	(1,329)
Effect of exchange rate changes on cash	(27)	(23)
Increase (decrease) in cash and equivalents	4	(1,072)
Cash and equivalents at beginning of period	2,356	2,484
Cash and equivalents at end of period	$2,360	$1,412
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$191	$146
Income taxes	$342	$390
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2014, the results of our operations for the three and six months ended June 30, 2014 and 2013, and our cash flows for the six months ended June 30, 2014 and 2013. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to current period presentation. The results of our operations for the three and six months ended June 30, 2014 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment, such as the loss contingency related to the Macondo well incident recorded during the first quarter of 2013 and a $55 million charitable contribution expensed during the second quarter of 2013.
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2014	2013	2014	2013
Revenue:
Completion and Production	$4,942	$4,363	$9,362	$8,463
Drilling and Evaluation	3,109	2,954	6,037	5,828
Total revenue	$8,051	$7,317	$15,399	$14,291
Operating income:
Completion and Production	$887	$732	$1,548	$1,347
Drilling and Evaluation	414	415	812	822
Total operations	1,301	1,147	2,360	2,169
Corporate and other	(107)	(163)	(196)	(1,283)
Total operating income	$1,194	$984	$2,164	$886
Interest expense, net of interest income	(94)	(71)	(187)	(142)
Other, net	(24)	(11)	(55)	(25)
Income from continuing operations before income taxes	$1,076	$902	$1,922	$719

Receivables
As of June 30, 2014, 38% of our gross trade receivables were from customers in the United States. As of December 31, 2013, 34% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Our total outstanding trade receivables in Venezuela were $618 million, or approximately 9% of our gross trade receivables, as of June 30, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $618 million of receivables in Venezuela as of June 30, 2014, $232 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $486 million of receivables in Venezuela as of December 31, 2013, $183 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
In February 2013, the Venezuelan government devalued the Bolívar, from the preexisting exchange rate of 4.3 Bolívares per United States dollar to 6.3 Bolívares per United States dollar.
During 2014, the Venezuelan government has made available two new foreign exchange rate mechanisms through which a company may be able to legally convert Bolívares to United States dollars, in addition to the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar:
(1) a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD I); and
(2) an auction rate which is intended to more closely resemble a market-driven exchange rate (SICAD II).
The availability of new currency mechanisms had no impact on our results of operations during the six months ended June 30, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We have not utilized nor do we intend at this time to utilize either of the newly available exchange mechanisms to transact business in Venezuela. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $184 million as of June 30, 2014 and $157 million as of December 31, 2013. If the average cost method had been used, total inventories would have been $36 million higher than reported as of June 30, 2014 and $35 million higher than reported as of December 31, 2013. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2014	December 31, 2013
Finished products and parts	$2,555	$2,445
Raw materials and supplies	783	720
Work in process	191	140
Total	$3,529	$3,305

Finished products and parts are reported net of obsolescence reserves of $139 million as of June 30, 2014 and $130 million as of December 31, 2013.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(500)	(500)	—
Stock plans	357	357	—
Payments of dividends to shareholders	(254)	(254)	—
Other	(26)	(22)	(4)
Comprehensive income	1,395	1,400	(5)
Balance at June 30, 2014	$14,587	$14,562	$25

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Shares repurchased	(1,050)	(1,050)	—
Stock plans	244	244	—
Payments of dividends to shareholders	(231)	(231)	—
Other	(27)	(24)	(3)
Comprehensive income	639	633	6
Balance at June 30, 2013	$15,365	$15,337	$28

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the six months ended June 30, 2014, under that program we repurchased approximately 8.9 million shares of our common stock for a total cost of $500 million. On July 15, 2014, our board of directors increased the authorization to repurchase our common stock by approximately $4.8 billion, to a new total remaining repurchase capacity of $6.0 billion. From the inception of this program in February 2006 through June 30, 2014, we repurchased approximately 197 million shares of our common stock for a total cost of approximately $8.1 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2014	December 31, 2013
Defined benefit and other postretirement liability adjustments	$(236)	$(241)
Cumulative translation adjustments	(68)	(69)
Other	1	3
Total accumulated other comprehensive loss	$(303)	$(307)

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement (MSA) and a Tax Sharing Agreement (TSA). We recorded a liability at that time reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments were recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. There were no amounts accrued for indemnities provided to KBR at June 30, 2014.
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
Due to the uncertainty surrounding the ultimate determination of the parties' claims under the TSA, no material anticipated recovery amounts or liabilities related to this matter have been recognized in the condensed consolidated financial statements as of June 30, 2014.

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

As of June 30, 2014, our loss contingency liability for the Macondo well incident, relating to the MDL, remained at $1.3 billion, consisting of a current portion of $278 million and a non-current portion of $1.0 billion. This amount represents a loss contingency that is probable and for which a reasonable estimate of a loss can be made, although we continue to believe that we have substantial legal arguments and defenses against any liability and that BP's indemnity obligation protects us as described below. This loss contingency liability does not include potential recoveries from our insurers.
We have participated in intermittent discussions with the PSC regarding the potential for a settlement that would resolve a substantial portion of the claims against us that are pending in the MDL trial. BP, however, has not participated in any recent settlement discussions with us. Reaching a settlement involves a complex process, and there can be no assurance as to whether or when we may complete a settlement. In addition, the settlement discussions we have had to date do not cover all parties and claims relating to the Macondo well incident. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Given the numerous potential developments relating to the MDL and other lawsuits and investigations, which could occur at any time, we may adjust our estimated loss contingency liability in the future. Liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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
Litigation. Since April 21, 2010, plaintiffs have been filing lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class actions, involving pollution damage claims and at least six personal injury lawsuits involving three decedents and at least two allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Additional civil lawsuits may be filed against us.
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
In April 2012, BP announced that it had reached definitive settlement agreements with the PSC to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident. The PSC acts on behalf of individuals and business plaintiffs in the MDL. The settlements do not include claims against BP made by the DOJ or other federal agencies or by states and local governments. In addition, the settlements provide that, to the extent permitted by law, BP will assign to the settlement class certain of its claims, rights, and recoveries against Transocean and us for damages, including BP's alleged direct damages such as damages for clean-up expenses and damage to the well and reservoir. We do not believe that our contract with BP Exploration permits the assignment of certain claims to the settlement class without our consent. The MDL court has since confirmed certification of the classes for both settlements and granted final approval of the settlements. We objected to the settlements on the grounds set forth above, among other reasons. The MDL court held, however, that we, as a non-settling defendant, lacked standing to object to the settlements but noted that it did not express any opinion as to the validity of BP's assignment of certain claims to the settlement class and that the settlements do not affect any of our procedural or substantive rights in the MDL. BP has been challenging certain provisions of its settlement of economic loss claims in the MDL court and applicable appellate courts. Appeals relating to the settlement of the medical claims have been dismissed, and that settlement is final as of February 2014. We are unable to predict at this time the effect that the settlements, or any challenge, modification, or overturning of the settlements, may have on claims against us.
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
The second phase of the MDL trial was split into two parts, with testimony presented in October 2013. The first part covered attempts to collect, control, or halt the flow of hydrocarbons from the well, while the second part covered the quantification of hydrocarbons discharged from the well. The parties submitted proposed findings of fact and conclusions of law, post-trial briefs and responses during December 2013 and January 2014. According to a stipulation and post-trial filings, BP contends that 2.45 million barrels of oil were released into the Gulf of Mexico and the DOJ contends that a total of 4.2 million barrels were released. The MDL court has not issued a ruling on the questions that were the subject of the first two phases of the trial, although a ruling could be issued at any time.
Although the DOJ participated in the first two phases of the trial with regard to BP's conduct and the amount of hydrocarbons discharged from the well, the MDL court anticipates that the DOJ's civil action for the CWA violations, fines, and penalties will be addressed by the court in another phase of the trial currently scheduled to begin in January 2015. The MDL court has also scheduled a trial of seven OPA test cases which are limited to the plaintiffs and BP. Plaintiffs have dropped their general maritime law claims against us in these test cases, although BP continues to assert in its affirmative defenses that the damages involved were caused by third parties such as Transocean and us.
Damages for the cases tried in the MDL proceeding, including punitive damages, are expected to be tried following the issuance of the MDL court’s rulings regarding the first two phases of the MDL trial. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried and how the assessment of punitive damages, if any, would be addressed. A process is underway to establish a schedule for trial of the State of Alabama’s OPA and general maritime law compensatory damages claims, with a potential trial commencing in the fourth quarter of 2015. That trial would not include consideration of punitive damages against us, although the amount of any compensatory damages determined in that trial could impact the assessment of punitive damages against us at a later stage if the MDL court finds that we were grossly negligent.
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
In addition to the contractual indemnities discussed above, we have a general liability insurance program of $600 million. Our insurance is designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received and expect to continue to receive payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 30, 2014, we have incurred legal fees and related expenses of approximately $294 million, of which $263 million has been reimbursed under or is expected to be covered by our insurance program. To the extent we incur any losses beyond those covered by indemnification, there can be no assurance that our insurance policies will cover all potential claims and expenses relating to the Macondo well incident. In addition, we may not be insured with respect to civil or criminal fines or penalties, if any, pursuant to the terms of our insurance policies. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers, as well as other potential parties claiming insured status under our insurance policies.
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
We filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In November 2013, the Supreme Court granted our writ. Oral argument was held before the Supreme Court in March 2014. The Supreme Court issued its decision in June 2014, maintaining the presumption of class member reliance through the “fraud on the market” theory, but holding that we are entitled to rebut that presumption by presenting evidence that there was no impact on our stock price from the alleged misrepresentation. Because the district court and the Fifth Circuit denied us that opportunity, the Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision. Accordingly, we expect that class certification will be revisited. In the meantime, fact discovery is ongoing in the trial court. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $60 million as of June 30, 2014 and $66 million as of December 31, 2013. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state Superfund sites for which we have established reserves. As of June 30, 2014, those ten sites accounted for approximately $4 million of our $60 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2014, including $239 million of surety bond guarantees related to our Venezuelan operations. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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
Excluded from the computation of diluted income per share are options to purchase one million shares of common stock that were outstanding during the six months ended June 30, 2014, and options to purchase six million and five million shares of common stock that were outstanding during the three and six months ended June 30, 2013, respectively. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares. There were no antidilutive shares outstanding for the three months ended June 30, 2014.

Note 8. Fair Value of Financial Instruments
At June 30, 2014, we held $281 million of investments in fixed income securities with maturities ranging from less than one year to November 2019, compared to $373 million of investments in fixed income securities held at December 31, 2013. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	June 30, 2014			December 31, 2013
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities:
U.S. treasuries (a)	$—	$—	$—	$100	$—	$100
Other (b)	—	281	281	—	273	273
Total	$—	$281	$281	$100	$273	$373

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $125 million are classified as “Other current assets” and $156 million are classified as “Other assets” on our condensed consolidated balance sheets as of June 30, 2014, compared to $139 million classified as “Other current assets” and $134 million classified as “Other assets” as of December 31, 2013. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

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

The carrying amount and fair value of our long-term debt is as follows:

	June 30, 2014				December 31, 2013
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$2,858	$6,331	$9,189	$7,816	$8,405	$292	$8,697	$7,816

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, well intervention, pressure control services, well control and prevention services, pipeline and process services, specialty chemicals, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Boots & Coots, Multi-Chem, and Artificial Lift.

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
With over 80,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
Our consolidated revenue for the second quarter of 2014 was $8.1 billion, an increase of $734 million, or 10%, from the second quarter of 2013, attributable to increased stimulation activity and product sales in North America, as well as higher activity across most of our product service lines in the Eastern Hemisphere. On a consolidated basis, almost all of our product service lines experienced revenue growth from the second quarter of 2013. Additionally, during the second quarter of 2014, our revenue outside of North America comprised approximately 46% of consolidated revenue and represents our ongoing strategy to grow our international business and balance our geographic mix.
During the first half of 2014, we produced revenue of $15.4 billion and operating income of $2.2 billion. Revenue increased $1.1 billion, or 8%, from the first half of 2013, primarily due to higher production enhancement activity in the United States land market and increased activity in the Eastern Hemisphere, partially offset by lower activity in Latin America. Operating income increased $1.3 billion during the first half of 2014, as compared to the first half of 2013, mainly due to the $1.0 billion, pre-tax, adjustment of our loss contingency related to the Macondo well incident recorded in the first half of 2013. Also contributing to the increase in operating income were strong activity levels for production enhancement services in our United States land market.
Business outlook
We continue to believe in the strength of the long-term fundamentals of our business. Energy demand is expected to increase over the long term driven by economic growth in developing countries despite current underlying downside risks, such as sluggish growth in developed countries and uncertainties associated with geopolitical tensions in North Africa, Iraq, and Russia. Furthermore, development of new resources is expected to be more complex, resulting in higher service intensity.
In North America, our margins have improved during the year which we believe is due to increasing demand for our services and efficiencies in our cost structure, gained through our strategic initiatives and the application of key technologies. The industry has seen a shift from natural gas plays to oil and liquids-rich basins, as customers allocate their budgets to basins with the best economics. In addition, we are continuing to observe a meaningful switch to multi-well pad activity among our customer base, which is resulting in increased drilling and completion service efficiency. We believe the incremental efficiency gains provided by multi-well pad drilling will continue to enable us to leverage our operational scale and expertise.
Outside of North America, both revenue and operating income increased in the first half of 2014, compared to the first half of 2013. We believe that international growth in 2014 will come from volume increases as we deploy resources on our recent contract wins and new projects, continued improvement in markets where we have made strategic investments, the introduction of new technology, and increased pricing and cost recovery on select contracts. We also believe that international unconventional oil and natural gas, mature field, and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to capitalize on these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.

We have experienced strong results in the Eastern Hemisphere, driven by the Middle East/Asia region, which we expect to continue as our highest growth region for the full year 2014, despite the potential for activity disruptions in Iraq later this year. In Latin America, it has been a challenging year, primarily as a result of reduced activity in Brazil and the timing of contract approvals and our recent mobilization of integrated project management work in Mexico; however, we believe activity will improve for the remainder of the year, driven by higher software and consulting services and increased integrated project activity. As such, this does not change our long-term outlook for Latin America, which we expect to contribute significantly to our future growth and profitability.
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

-
making key investments in technology and infrastructure to maximize growth opportunities. To that end, we are continuing to migrate our technology and manufacturing capacity, as well as our supply chain, closer to our customers in the Eastern Hemisphere;

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. We are deploying a project to improve service delivery that we expect to result in, among other things, significant improvements to our current order-to-cash and purchase-to-pay processes;

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $2.4 billion at both June 30, 2014 and December 31, 2013. As of June 30, 2014, approximately $327 million of the $2.4 billion of cash and equivalents was held by our foreign subsidiaries and would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations. At June 30, 2014, we also held $281 million of investments in fixed income securities compared to $373 million at December 31, 2013. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $2.1 billion in the first half of 2014.
Capital expenditures were $1.4 billion in the first half of 2014, and were predominantly made in our Production Enhancement, Sperry Drilling, Cementing, Wireline and Perforating, and Testing and Subsea product service lines.
In the first quarter of 2014, we repurchased approximately 8.9 million shares of our common stock for a total cost of $500 million.
During the first half of 2014, our primary components of working capital (receivables, inventories, and accounts payable) increased by a net $457 million, primarily due to increased business activity.
We paid $254 million in dividends to our shareholders in the first half of 2014.
During the first half of 2014, we paid $240 million for acquisitions of various businesses to further enhance our existing product service lines.
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
Capital spending for 2014 is currently expected to be approximately $3.3 billion. The capital expenditures plan for 2014 is primarily directed toward our Production Enhancement, Sperry Drilling, Cementing, Boots & Coots, and Wireline and Perforating product service lines, with an increasing amount dedicated to our operations in North America.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.15 per common share, or approximately $128 million per quarter. On July 15, 2014, our board of directors increased the authorization to repurchase our common stock by approximately $4.8 billion, to a new total remaining repurchase capacity of $6.0 billion, which may be used for open market and other share purchases.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have significant operations.
Other factors affecting liquidity
Financial position in current market. As of June 30, 2014, we had $2.4 billion of cash and equivalents, $281 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2014 can be fully funded through cash from operations.
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
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2014. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In the first half of 2014, based upon the location of the services provided and products sold, 51% of our consolidated revenue was from the United States, compared to 49% of consolidated revenue from the United States in the first half of 2013. No other country accounted for more than 10% of our revenue during these periods.
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
Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2014	2013	2013
Oil price - WTI (1)	$103.31	$94.09	$97.99
Oil price - Brent (1)	109.66	102.74	108.71
Natural gas price - Henry Hub (2)	4.61	4.01	3.73

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2014	2013	2014	2013
United States:
Land	1,796	1,709	1,760	1,708
Offshore (incl. Gulf of Mexico)	56	52	56	52
Total	1,852	1,761	1,816	1,760
Canada:
Land	200	152	363	344
Offshore	2	2	2	2
Total	202	154	365	346
International (excluding Canada):
Land	1,023	974	1,021	966
Offshore	325	332	321	324
Total	1,348	1,306	1,342	1,290
Worldwide total	3,402	3,221	3,523	3,396
Land total	3,019	2,835	3,144	3,018
Offshore total	383	386	379	378

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2014	2013	2014	2013
United States (incl. Gulf of Mexico):
Oil	1,532	1,398	1,482	1,365
Natural gas	320	363	334	395
Total	1,852	1,761	1,816	1,760
Canada:
Oil	101	95	220	247
Natural gas	101	59	145	99
Total	202	154	365	346
International (excluding Canada):
Oil	1,077	1,026	1,073	1,023
Natural gas	271	280	269	267
Total	1,348	1,306	1,342	1,290
Worldwide total	3,402	3,221	3,523	3,396
Oil total	2,710	2,519	2,775	2,635
Natural gas total	692	702	748	761

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2014	2013	2014	2013
United States (incl. Gulf of Mexico):
Horizontal	1,243	1,088	1,213	1,108
Vertical	394	455	391	448
Directional	215	218	212	204
Total	1,852	1,761	1,816	1,760

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout 2013 between a low of $87 per barrel to a high of $98 per barrel. Brent crude oil spot prices fluctuated between a low of $97 per barrel and high of $119 per barrel during this same period. During the first half of 2014, WTI oil spot prices ranged between $91 per barrel and $108 per barrel, while Brent crude oil spot prices ranged between $103 per barrel and $115 per barrel. According to the United States Energy Information Administration (EIA), the current conflict in Iraq, which has created concerns that the conflict could trigger supply disruptions, and a delay in Libyan oil exports have contributed to increases in the WTI and Brent crude oil spot prices. This has helped Brent crude oil spot prices reach their highest daily level of the year towards the end of the second quarter of 2014. Additionally, crude oil inventory levels at the Cushing, Oklahoma storage hub, which is the delivery point for WTI, have fallen by more than half since the start of the year, in part because of the relocation of crude oil to refining centers along the Gulf Coast through new pipelines. This has caused a reduction to the differential between WTI and Brent crude oil spot prices, which has narrowed from an average of more than $13 per barrel early in 2014 to approximately $6 per barrel in June of 2014.
According to the International Energy Agency's (IEA) July 2014 "Oil Market Report," 2014 global oil demand is expected to average approximately 92.7 million barrels per day, which is up 1.3% from 2013. Although the latest European, Chinese, and Iraq economic conditions have caused some alarm, the IEA still forecasts overall demand momentum to accelerate modestly in 2014.
During the first half of 2014, average Henry Hub natural gas prices in the United States increased approximately 31% compared to the first half of 2013, due to an increase in natural gas storage withdrawals related to an unseasonably harsh winter in the early part of 2014. Higher natural gas prices this year contributed to a decline in natural gas consumption in the power sector, and the EIA July 2014 "Short Term Energy Outlook" forecasts natural gas spot prices will remain near current levels until the start of the next winter heating season, with natural gas consumption in the power sector to increase next year.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first half of 2014, the average natural gas directed rig count fell by 15 rigs, or 3%, while the average oil directed rig count increased 6%, compared to the first half of 2013. In the first half of 2014 our North America revenue and operating income both increased 10% relative to the first half of 2013. Service intensity levels have continued to expand, as completion volumes per well for the first half of 2014 increased over the first half of 2013. We are optimistic about the potential of increased activity in the second half of the year and expect our North America margins to expand over the remainder of 2014.
In the United States land market, there was a moderate increase in rig count over the past year, driven by an increase in horizontal rigs in the Mid-Continent Region and Permian Basin. We see service intensity expanding across many basins which is evidenced by longer laterals, increased stage counts, and rising volumes per stage. This trend is beneficial to our overall business and should enable us to leverage our broad technology offerings.
In the Gulf of Mexico, our deepwater activity outlook remains positive as we are expecting additional rigs to arrive by the end of 2014. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases in the first half of 2014, with average international rig count improving by 4% compared to the first half of 2013. In the Eastern Hemisphere, we continue to execute our growth strategy. Relative to the first half of 2013, we grew our Eastern Hemisphere revenue and operating income by 10% and 17%, respectively, as a result of growth in both the Middle East/Asia and Europe/Africa/CIS regions. We had strong growth in our Saudi Arabia operations due to increased activity in all of our product service lines. We are seeing our Eastern Hemisphere activity expand at a steady rate and expect this trend to continue for the remainder of 2014, despite the potential for further activity disruptions in Iraq later this year.
In Latin America, although it has been a challenging year, we remain optimistic that activity will improve in the second half of the year, driven primarily by an increase in integrated project activity. Over the long term, we are optimistic about our position in Latin America and the future growth potential of this market. Constitutional changes for energy reform in Mexico seem to be progressing, and we believe the opportunity for foreign investment in this market will be beneficial to our business.
Venezuela. As of June 30, 2014, our total net investment in Venezuela was approximately $493 million, including net monetary assets of $106 million denominated in Bolívares. Also, at June 30, 2014 we had $239 million of surety bond guarantees outstanding relating to our Venezuelan operations.

We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $618 million, or approximately 9% of our gross trade receivables, as of June 30, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $618 million receivables in Venezuela as of June 30, 2014, $232 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
In February 2013, the Venezuelan government devalued the Bolívar, from the preexisting exchange rate of 4.3 Bolívares per United States dollar to 6.3 Bolívares per United States dollar.
During 2014, the Venezuelan government has made available two new foreign exchange rate mechanisms through which a company may be able to legally convert Bolívares to United States dollars, in addition to the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar:
(1) a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD I); and
(2) an auction rate which is intended to more closely resemble a market-driven exchange rate (SICAD II).
The availability of new currency mechanisms had no impact on our results of operations during the six months ended June 30, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We have not utilized nor do we intend at this time to utilize either of the newly available exchange mechanisms to transact business in Venezuela. Had we used the SICAD I rate of 10.6 Bolívares per United States dollar or the SICAD II rate of 50.0 Bolívares per United States dollar to remeasure our net monetary position as of June 30, 2014, we would have incurred a foreign currency loss ranging from $43 million to $93 million for the second quarter of 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2014 COMPARED TO 2013

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$4,942	$4,363	$579	13%
Drilling and Evaluation	3,109	2,954	155	5
Total revenue	$8,051	$7,317	$734	10%

By geographic region:
Completion and Production:
North America	$3,325	$2,876	$449	16%
Latin America	395	391	4	1
Europe/Africa/CIS	634	576	58	10
Middle East/Asia	588	520	68	13
Total	4,942	4,363	579	13
Drilling and Evaluation:
North America	1,019	926	93	10
Latin America	502	553	(51)	(9)
Europe/Africa/CIS	747	723	24	3
Middle East/Asia	841	752	89	12
Total	3,109	2,954	155	5
Total revenue by region:
North America	4,344	3,802	542	14
Latin America	897	944	(47)	(5)
Europe/Africa/CIS	1,381	1,299	82	6
Middle East/Asia	1,429	1,272	157	12

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$887	$732	$155	21%
Drilling and Evaluation	414	415	(1)	—
Corporate and other	(107)	(163)	56	(34)
Total operating income	$1,194	$984	$210	21%

By geographic region:
Completion and Production:
North America	$630	$517	$113	22%
Latin America	48	48	—	—
Europe/Africa/CIS	96	74	22	30
Middle East/Asia	113	93	20	22
Total	887	732	155	21
Drilling and Evaluation:
North America	160	149	11	7
Latin America	13	53	(40)	(75)
Europe/Africa/CIS	90	87	3	3
Middle East/Asia	151	126	25	20
Total	414	415	(1)	—
Total operating income by region
(excluding Corporate and other):
North America	790	666	124	19
Latin America	61	101	(40)	(40)
Europe/Africa/CIS	186	161	25	16
Middle East/Asia	264	219	45	21

The 10% increase in consolidated revenue in the second quarter of 2014, as compared to the second quarter of 2013, was primarily attributable to increased stimulation activity and product sales in North America, as well as higher activity across most of our product service lines in the Eastern Hemisphere. On a consolidated basis, almost all of our product service lines experienced revenue growth from the second quarter of 2013. Revenue outside of North America was 46% of consolidated revenue in the second quarter of 2014, compared to 48% of consolidated revenue in the second quarter of 2013.
The 21% increase in consolidated operating income during the second quarter of 2014, as compared to the second quarter of 2013, was primarily due to higher stimulation activity and completion tools sales in the United States and improved results in the Middle East/Asia region, partially offset by lower drilling activity in Latin America.
Completion and Production consolidated revenue in the second quarter of 2014 increased 13%, as compared to the second quarter of 2013, primarily due to increased stimulation activity and completion tools sales in North America and higher completion tools sales in the Eastern Hemisphere. North America revenue rose 16% due to increased production enhancement services, higher completion tools sales, and improved artificial lift activity in the United States. Latin America revenue was flat, as increased completion well activity in Argentina, Venezuela, and Ecuador was offset by a decline in stimulation services in Mexico and Brazil. Europe/Africa/CIS revenue increased 10%, driven by higher activity in the United Kingdom across all product service lines, improved stimulation services and Boots & Coots activity in Algeria, and increased completion tools sales in Nigeria, partially offset by decreased stimulation activity in Norway. Middle East/Asia revenue grew 13%, primarily due to higher activity in all of our product service lines in Saudi Arabia, increased pressure pumping and artificial lift services in Australia, and improved activity in Qatar, which more than offset reduced activity in Oman. Revenue outside of North America was 33% of total segment revenue in the second quarter of 2014, compared to 34% of total segment revenue in the second quarter of 2013.

Completion and Production operating income increased 21% in the second quarter of 2014, as compared to the second quarter of 2013, primarily due to stronger stimulation services in the United States land market and higher completion tools sales across North America and the Eastern Hemisphere. North America operating income improved 22% due to increased stimulation activity in the United States land market and stronger completion tools sales across the region, which more than offset reductions in cementing and Boots & Coots activity. Latin America operating income was flat, as improved results across all product service lines in Argentina and higher cementing activity in Mexico were offset by lower completion tools sales in Mexico and reduced activity in Brazil. Europe/Africa/CIS operating income increased 30%, primarily due to higher Boots & Coots and completion tools sales in the United Kingdom, as well as higher stimulation services and Boots & Coots activity in Algeria. Middle East/Asia operating income rose 22% due to higher results in the majority of our product service lines in Saudi Arabia and increased pressure pumping services in Australia, which more than offset reduced activity levels in Oman and lower demand for stimulation services in Iraq.
Drilling and Evaluation revenue increased 5% in the second quarter of 2014, as compared to the second quarter of 2013, primarily driven by higher drilling and fluids activity in the United States and improved wireline direct sales, drilling activity, and consulting services in Middle East/Asia, which were partially offset by lower drilling activity and consulting services in Latin America. North America revenue increased 10% compared to the second quarter of 2013, as increased drilling and fluids activity in the United States more than offset a decline in drilling activity in Canada. Latin America revenue decreased 9% as a result of a decline in drilling, fluids, and consulting activity in Mexico and drilling activity in Brazil, which were partially offset by higher drilling and fluids activity in Argentina and increased pricing for logging services in Venezuela. Europe/Africa/CIS revenue increased 3% due to improved drilling activity in the United Kingdom and Angola, which was partially offset by lower fluids and logging services in Norway. Middle East/Asia revenue grew 12%, primarily due to higher activity levels in all of our product services lines in Saudi Arabia and higher wireline direct sales in China and Turkey, which more than offset reductions in consulting services in Iraq and drilling direct sales in China. Revenue outside of North America was 67% of total segment revenue in the second quarter of 2014, compared to 69% of total segment revenue in the second quarter of 2013.
Drilling and Evaluation operating income was flat in the second quarter of 2014 compared to the second quarter of 2013, as reduced activity in Latin America was partially offset by growth in the Eastern Hemisphere and the United States. North America operating income increased 7%, primarily as a result of higher consulting and drilling-related services in the United States, which were partially offset by reduced drilling activity in Canada. Latin America operating income decreased 75%, primarily due to lower drilling and consulting activity in Mexico and reduced activity and pricing for drilling services in Brazil, which were partially offset by improved drilling-related services in Argentina and Colombia. Europe/Africa/CIS operating income grew 3% as a result of increased drilling activity in Norway and Angola, which was partially offset by lower drilling activity in Azerbaijan and Russia. Middle East/Asia operating income rose 20% driven by higher drilling-related services in Saudi Arabia and higher drilling activity in Thailand, which more than offset lower drilling direct sales in China and logging services in Malaysia.
Corporate and other expenses were $107 million in the second quarter of 2014 and $163 million in the second quarter of 2013. The decrease was due to a $55 million charitable contribution to the National Fish and Wildlife Foundation expensed in the second quarter of 2013.

NONOPERATING ITEMS
Interest expense, net of interest income increased $23 million in the second quarter of 2014 as compared to the second quarter of 2013, primarily due to higher interest expense as a result of the issuance of $3.0 billion aggregate principal amount of senior notes in August 2013.
Effective tax rate. Our effective tax rate on continuing operations was 27.8% for the quarter ended June 30, 2014 and 28.4% for the quarter ended June 30, 2013. The effective tax rate for both of these quarters was positively impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$9,362	$8,463	$899	11%
Drilling and Evaluation	6,037	5,828	209	4
Total revenue	$15,399	$14,291	$1,108	8%

By geographic region:
Completion and Production:
North America	$6,252	$5,621	$631	11%
Latin America	750	746	4	1
Europe/Africa/CIS	1,241	1,108	133	12
Middle East/Asia	1,119	988	131	13
Total	9,362	8,463	899	11
Drilling and Evaluation:
North America	1,993	1,887	106	6
Latin America	1,006	1,143	(137)	(12)
Europe/Africa/CIS	1,439	1,378	61	4
Middle East/Asia	1,599	1,420	179	13
Total	6,037	5,828	209	4
Total revenue by region:
North America	8,245	7,508	737	10
Latin America	1,756	1,889	(133)	(7)
Europe/Africa/CIS	2,680	2,486	194	8
Middle East/Asia	2,718	2,408	310	13

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$1,548	$1,347	$201	15%
Drilling and Evaluation	812	822	(10)	(1)
Corporate and other	(196)	(1,283)	1,087	(85)
Total operating income	$2,164	$886	$1,278	144%

By geographic region:
Completion and Production:
North America	$1,076	$949	$127	13%
Latin America	96	76	20	26
Europe/Africa/CIS	174	138	36	26
Middle East/Asia	202	184	18	10
Total	1,548	1,347	201	15
Drilling and Evaluation:
North America	316	322	(6)	(2)
Latin America	65	134	(69)	(51)
Europe/Africa/CIS	158	144	14	10
Middle East/Asia	273	222	51	23
Total	812	822	(10)	(1)
Total operating income by region
(excluding Corporate and other):
North America	1,392	1,271	121	10
Latin America	161	210	(49)	(23)
Europe/Africa/CIS	332	282	50	18
Middle East/Asia	475	406	69	17

Consolidated revenue in the first half of 2014 increased 8%, as compared to the first half of 2013, primarily as a result of increased activity in North America and the Eastern Hemisphere. Revenue outside of North America was 46% of consolidated revenue in the first half of 2014, compared to 47% of consolidated revenue in the first half of 2013.
The $1.3 billion increase in consolidated operating income in the first half of 2014, as compared to the first half of 2013, was primarily due to a $1.0 billion increase in our loss contingency liability related to the Macondo well incident recorded in the first quarter of 2013. Additionally, we experienced increased growth and profitability in North America and the Eastern Hemisphere, which more than offset lower activity and margins experienced in Latin America.
Completion and Production revenue increased 11% from the first half of 2013, primarily due to increased activity in North America and the Eastern Hemisphere. North America revenue increased 11% as a result of increased stimulation activity in the United States land market. Latin America revenue was essentially flat, as increases in cementing services in Argentina, Venezuela, and Mexico were mostly offset by a decrease in stimulation activity in Mexico. Europe/Africa/CIS revenue increased 12%, driven by higher completion tools sales in Norway, the United Kingdom, Angola, and Nigeria. Middle East/Asia revenue increased 13%, mainly due to increased activity in all of our product service lines in Saudi Arabia, improved completion tools sales in China, and increased cementing activity in Thailand. Revenue outside of North America was 33% of total segment revenue in the first half of 2014, compared to 34% of total segment revenue in the first half of 2013.

Completion and Production operating income increased 15% from the first half of 2013 as a result of increased profitability across all regions. North America operating income increased 13% as a result of increased profitability for stimulation activity in the United States land market, which more than offset reductions in cementing services. Latin America operating income increased 26%, primarily due to improved pressure pumping activity in Argentina and an increase in margins for stimulation activity in Mexico, which were partially offset by reduced completion tools sales in Brazil and Mexico. Europe/Africa/CIS operating income improved 26% as a result of higher demand for completion tools in Angola and the United Kingdom, as well as improved Boots & Coots activity in Algeria. Middle East/Asia operating income increased 10%, primarily due to increased profitability for the majority of our product services lines in Saudi Arabia, which was partially offset by reduced activity levels in Oman.
Drilling and Evaluation revenue increased 4% from the first half of 2013, primarily due to strong performance in the Eastern Hemisphere, which was partially offset by a decrease in drilling activity and consulting services in Latin America. North America revenue increased 6% due to increased fluids activity in the United States land market and higher activity in the majority of our product service lines in the Gulf of Mexico. Latin America revenue decreased 12%, primarily due to a decline in drilling activity in Brazil and activity reductions in Mexico for most of our product services lines. Europe/Africa/CIS revenue increased 4% as a result of an increase in drilling activity in Angola and the United Kingdom, as well as an increase in testing activity in Cameroon, which were partially offset by reduced fluids activity in Norway and Egypt. Middle East/Asia revenue increased 13% as a result of strong growth in all of our product services lines in Saudi Arabia, increased demand for drilling-related services in Malaysia, and improved drilling activity in Thailand. Revenue outside of North America was 67% of total segment revenue in the first half of 2014, compared to 68% of total segment revenue in the first half of 2013.
Drilling and Evaluation operating income decreased 1% from the first half of 2013 due to lower drilling activity and margins in Latin America, which were partially offset by strong growth in the Eastern Hemisphere. North America operating income decreased 2%, as a decline in drilling-related services in Canada was partially offset by higher activity and profitability for consulting and fluids services in the United States land market. Latin America operating income decreased 51%, mainly due to a decrease in drilling activity and pricing in Brazil, as well as reduced activity levels and cost increases in Mexico. Europe/Africa/CIS operating income increased 10% as a result of increased activity and profitability for drilling in Angola, Norway, and the United Kingdom, which were partially offset by reduced drilling activity in Azerbaijan and logging activity in Nigeria. Middle East/Asia operating income increased 23%, primarily due to an increase in demand and profitability for drilling-related services in Saudi Arabia and Malaysia, as well as improved drilling activity in Thailand, which were partially offset by reduced direct sales activity in China.
Corporate and other expenses were $196 million in the first half of 2014 compared to $1.3 billion in the first half of 2013. The significant decrease was primarily due to a $1.0 billion Macondo-related loss contingency recorded in the first quarter of 2013 and a $55 million charitable contribution to the National Fish and Wildlife Foundation expensed in the second quarter of 2013.

NONOPERATING ITEMS
Interest expense, net of interest income increased $45 million in the first half of 2014, as compared to the first half of 2013, primarily due to higher interest expense as a result of the issuance of $3.0 billion aggregate principal amount of senior notes in August 2013.
Other, net increased $30 million in the first half of 2014, as compared to the first half of 2013, primarily as a result of foreign currency exchange losses attributable to Argentina, Egypt, Kazakhstan, and Brazil.
Effective tax rate. Our effective tax rate was 27.5% for the six months ended June 30, 2014, and was positively impacted by lower tax rates in certain foreign jurisdictions, as we continue to reposition our technology, supply chain, and manufacturing infrastructure to more effectively serve our international customers. Our effective tax rate on continuing operations in the six months ended June 30, 2013 was 11.7%, which was also positively impacted by lower tax rates in certain foreign jurisdictions, as well as federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the first quarter of 2013 enactment of the American Taxpayer Relief Act of 2012. Also contributing to the lower tax rate in the six months ended June 30, 2013 was a $1.0 billion loss contingency related to the Macondo well incident, which was tax-effected at the United States statutory rate.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 6 to the condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The issuance of this guidance completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.
The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.
This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption of this standard. We have not yet determined which transition method we will utilize upon adoption.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,” “should,” “likely,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
As of June 30, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	5,421	$59.73	—	$1,193,971,545
May 1 - 31	731,181	$63.38	—	$1,193,971,545
June 1 - 30	53,117	$63.47	—	$1,193,971,545
Total	789,719	$63.36	—

(a)
All of the 789,719 shares purchased during the second quarter of 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the second quarter of 2014, we did not repurchase shares of our common stock under that program. On July 15, 2014, our board of directors increased the authorization to repurchase our common stock by approximately $4.8 billion, to a new total remaining repurchase capacity of $6.0 billion. From the inception of this program in February 2006 through June 30, 2014, we repurchased approximately 197 million shares of our common stock for a total cost of approximately $8.1 billion.

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

Date: July 25, 2014