Form 10-Q
period 2014-09-30
HALLIBURTON CO
filed 2014-10-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

As of October 17, 2014, 847,460,293 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2014	2013	2014	2013
Revenue:
Services	$6,665	$5,627	$18,332	$16,527
Product sales	2,036	1,845	5,768	5,236
Total revenue	8,701	7,472	24,100	21,763
Operating costs and expenses:
Cost of services	5,486	4,765	15,402	14,144
Cost of sales	1,702	1,519	4,857	4,386
Activity related to the Macondo well incident	(195)	—	(195)	1,000
General and administrative	74	80	238	239
Total operating costs and expenses	7,067	6,364	20,302	19,769
Operating income	1,634	1,108	3,798	1,994
Interest expense, net of interest income of $3, $1, $10 and $6	(96)	(91)	(283)	(233)
Other, net	12	(12)	(43)	(37)
Income from continuing operations before income taxes	1,550	1,005	3,472	1,724
Provision for income taxes	(411)	(296)	(939)	(380)
Income from continuing operations	1,139	709	2,533	1,344
Income (loss) from discontinued operations, net of income tax (provision) benefit of $(10), $1, $(8) and $1	66	(1)	63	(4)
Net income	$1,205	$708	$2,596	$1,340
Net (income) loss attributable to noncontrolling interest	(2)	(2)	3	(8)
Net income attributable to company	$1,203	$706	$2,599	$1,332
Amounts attributable to company shareholders:
Income from continuing operations	$1,137	$707	$2,536	$1,336
Income (loss) from discontinued operations, net	66	(1)	63	(4)
Net income attributable to company	$1,203	$706	$2,599	$1,332
Basic income per share attributable to company shareholders:
Income from continuing operations	$1.34	$0.79	$2.99	$1.46
Income from discontinued operations, net	0.08	—	0.07	—
Net income per share	$1.42	$0.79	$3.06	$1.46
Diluted income per share attributable to company shareholders:
Income from continuing operations	$1.33	$0.79	$2.97	$1.45
Income from discontinued operations, net	0.08	—	0.08	—
Net income per share	$1.41	$0.79	$3.05	$1.45

Cash dividends per share	$0.15	$0.125	$0.45	$0.375
Basic weighted average common shares outstanding	848	890	848	915
Diluted weighted average common shares outstanding	854	894	853	919
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2014	2013	2014	2013
Net income	$1,205	$708	$2,596	$1,340
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plan adjustments	$(2)	$2	$3	$8
Other	(2)	—	(3)	1
Other comprehensive income (loss), net of income taxes	(4)	2	—	9
Comprehensive income	$1,201	$710	$2,596	$1,349
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(2)	3	(8)
Comprehensive income attributable to company shareholders	$1,199	$708	$2,599	$1,341
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,029	$2,356
Receivables (net of allowances for bad debts of $117)	7,555	6,181
Inventories	3,650	3,305
Other current assets	1,613	1,862
Total current assets	14,847	13,704
Property, plant, and equipment (net of accumulated depreciation of $10,656 and $9,480)	12,050	11,322
Goodwill	2,312	2,168
Other assets	2,374	2,029
Total assets	$31,583	$29,223
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,005	$2,365
Accrued employee compensation and benefits	986	1,029
Loss contingency for Macondo well incident	395	278
Other current liabilities	1,503	1,354
Total current liabilities	5,889	5,026
Long-term debt	7,816	7,816
Loss contingency for Macondo well incident	805	1,022
Employee compensation and benefits	580	584
Other liabilities	975	1,160
Total liabilities	16,065	15,608
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,072 shares)	2,679	2,680
Paid-in capital in excess of par value	299	415
Accumulated other comprehensive loss	(307)	(307)
Retained earnings	21,060	18,842
Treasury stock, at cost (225 and 223 shares)	(8,240)	(8,049)
Company shareholders’ equity	15,491	13,581
Noncontrolling interest in consolidated subsidiaries	27	34
Total shareholders’ equity	15,518	13,615
Total liabilities and shareholders’ equity	$31,583	$29,223
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income	$2,596	$1,340
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion, and amortization	1,569	1,403
Deferred income tax benefit, continuing operations	(535)	(273)
Activity related to the Macondo well incident	(195)	1,000
Other changes:
Receivables	(1,339)	(856)
Accounts payable	653	243
Inventories	(319)	(210)
Payment of Barracuda-Caratinga obligation	—	(219)
Other	483	121
Total cash flows from operating activities	2,913	2,549
Cash flows from investing activities:
Capital expenditures	(2,284)	(2,075)
Sales of investment securities	256	294
Payments to acquire businesses, net of cash acquired	(230)	(12)
Purchases of investment securities	(166)	(168)
Other investing activities	92	94
Total cash flows from investing activities	(2,332)	(1,867)
Cash flows from financing activities:
Payments to reacquire common stock	(800)	(4,356)
Dividends to shareholders	(381)	(337)
Proceeds from long-term borrowings, net of offering costs	—	2,968
Other financing activities	311	58
Total cash flows from financing activities	(870)	(1,667)
Effect of exchange rate changes on cash	(38)	(8)
Decrease in cash and equivalents	(327)	(993)
Cash and equivalents at beginning of period	2,356	2,484
Cash and equivalents at end of period	$2,029	$1,491
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$357	$269
Income taxes	$1,010	$566
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and nine months ended September 30, 2014 may not be indicative of results for the full year.

Note 2. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain gains and losses not attributable to a particular business segment, such as adjustments to our loss contingency related to the Macondo well incident recorded during the third quarter of 2014 and the first quarter of 2013.
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2014	2013	2014	2013
Revenue:
Completion and Production	$5,420	$4,501	$14,782	$12,964
Drilling and Evaluation	3,281	2,971	9,318	8,799
Total revenue	$8,701	$7,472	$24,100	$21,763
Operating income:
Completion and Production	$1,071	$763	$2,619	$2,110
Drilling and Evaluation	451	450	1,263	1,272
Total operations	1,522	1,213	3,882	3,382
Corporate and other	112	(105)	(84)	(1,388)
Total operating income	$1,634	$1,108	$3,798	$1,994
Interest expense, net of interest income	(96)	(91)	(283)	(233)
Other, net	12	(12)	(43)	(37)
Income from continuing operations before income taxes	$1,550	$1,005	$3,472	$1,724

Receivables
As of September 30, 2014, 38% of our gross trade receivables were from customers in the United States. As of December 31, 2013, 34% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Our total outstanding trade receivables in Venezuela were $653 million, or approximately 9% of our gross trade receivables, as of September 30, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $653 million of receivables in Venezuela as of September 30, 2014, $215 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $486 million of receivables in Venezuela as of December 31, 2013, $183 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
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
The availability of new currency mechanisms had no impact on our results of operations during the three and nine months ended September 30, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We have not utilized nor do we intend at this time to utilize either of the newly available exchange mechanisms to transact business in Venezuela. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

Note 3. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $195 million as of September 30, 2014 and $157 million as of December 31, 2013. If the average cost method had been used, total inventories would have been $38 million higher than reported as of September 30, 2014 and $35 million higher than reported as of December 31, 2013. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2014	December 31, 2013
Finished products and parts	$2,621	$2,445
Raw materials and supplies	799	720
Work in process	230	140
Total	$3,650	$3,305

Finished products and parts are reported net of obsolescence reserves of $144 million as of September 30, 2014 and $130 million as of December 31, 2013.

Note 4. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(800)	(800)	—
Stock plans	505	505	—
Payments of dividends to shareholders	(381)	(381)	—
Other	(17)	(13)	(4)
Comprehensive income	2,596	2,599	(3)
Balance at September 30, 2014	$15,518	$15,491	$27

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2012	$15,790	$15,765	$25
Shares repurchased	(4,356)	(4,356)	—
Stock plans	397	397	—
Payments of dividends to shareholders	(337)	(337)	—
Other	(25)	(22)	(3)
Comprehensive income	1,349	1,341	8
Balance at September 30, 2013	$12,818	$12,788	$30

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the nine months ended September 30, 2014, under that program we repurchased approximately 13.3 million shares of our common stock for a total cost of $800 million. In July 2014, our Board of Directors increased the authorization to repurchase our common stock by approximately $4.8 billion. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2014. From the inception of this program in February 2006 through September 30, 2014, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2014	December 31, 2013
Defined benefit and other postretirement liability adjustments	$(238)	$(241)
Cumulative translation adjustments	(70)	(69)
Other	1	3
Total accumulated other comprehensive loss	$(307)	$(307)

Note 5. KBR Separation
During 2007, we completed the separation of KBR, Inc. (KBR) from us by exchanging KBR common stock owned by us for our common stock. We entered into various agreements relating to the separation of KBR, including, among others, a Master Separation Agreement (MSA) and a Tax Sharing Agreement (TSA). We recorded a liability at that time reflecting the estimated fair value of the indemnities provided to KBR. Since the separation, we have recorded adjustments to reflect changes to our estimation of our remaining obligation. All such adjustments were recorded in “Income (loss) from discontinued operations, net of income tax (provision) benefit.” During the first quarter of 2013, we paid $219 million to satisfy our obligation under a guarantee related to the Barracuda-Caratinga matter, a legacy KBR project. There were no amounts accrued for indemnities provided to KBR at September 30, 2014.
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
During the second quarter of 2012, we sent a notice to KBR requesting the appointment of an arbitrator in accordance with the terms of the TSA. This request asked the arbitrator to find that, pursuant to the TSA, KBR owed us for certain specific tax matters. KBR denied that it owed us anything and asserted instead that we owed KBR for those tax matters.
Since the second quarter of 2012, we and KBR have been involved in numerous arbitration and court proceedings relating to the dispute. In September 2014, we and KBR agreed in principle to a settlement under which we and KBR released all claims asserted against each other with respect to the disputed tax matters. In exchange for the release, among other things, KBR agreed to pay us an aggregate amount of $81 million, with $12 million paid up front, $19 million payable upon KBR receiving the benefit of certain foreign tax credits and $50 million payable in four, equal quarterly installments beginning in the fourth quarter of 2014. A definitive settlement agreement was signed in October 2014.
During the third quarter of 2014, we recorded $63 million of income related to the settlement within “Income (loss) from discontinued operations, net of income tax (provision) benefit” in our condensed consolidated statements of operations. This amount represents the $81 million settlement, less foreign tax credits allocated to KBR under the terms of the TSA and an immaterial receivable previously recorded.
Note 6. Commitments and Contingencies
Macondo well incident
Overview. The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. The Deepwater Horizon was owned by an affiliate of Transocean Ltd. and had been drilling the Macondo exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. We performed a variety of services for BP Exploration, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services. Crude oil flowing from the well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast. Efforts to contain the flow of hydrocarbons from the well were led by the United States government and by BP p.l.c., BP Exploration, and their affiliates (collectively, as applicable, BP). There were eleven fatalities and a number of injuries as a result of the Macondo well incident.
Litigation. Since April 21, 2010, plaintiffs have filed lawsuits relating to the Macondo well incident. Generally, those lawsuits allege either (1) damages arising from the oil spill pollution and contamination (e.g., diminution of property value, lost tax revenue, lost business revenue, lost tourist dollars, inability to engage in recreational or commercial activities) or (2) wrongful death or personal injuries. We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class actions, involving pollution damage claims and at least six personal injury lawsuits involving three decedents and at least two allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Additional civil lawsuits may be filed against us.
The pollution complaints generally allege, among other things, negligence and gross negligence, property damages, taking of protected species, and potential economic losses as a result of environmental pollution, and generally seek awards of compensatory damages, including unspecified economic damages, and punitive damages, as well as injunctive relief. Plaintiffs in these pollution cases have brought suit under various legal provisions, including the Oil Pollution Act of 1990 (OPA), the Clean Water Act (CWA), the Migratory Bird Treaty Act of 1918, the Endangered Species Act of 1973 (ESA), the Outer Continental Shelf Lands Act (OCSLA), the Longshoremen and Harbor Workers Compensation Act, general maritime law, state common law, and various state environmental and products liability statutes. Furthermore, the pollution complaints include suits brought against us by governmental entities, including all of the coastal states of the Gulf of Mexico, numerous local governmental entities, the Mexican State of Yucatan, and the United Mexican States.
The wrongful death and other personal injury complaints generally allege negligence and gross negligence and seek awards of compensatory damages, including unspecified economic damages, and punitive damages.
Plaintiffs originally filed the lawsuits described above in federal and state courts throughout the United States. Except for a small number of likely immaterial lawsuits not yet consolidated, the Judicial Panel on Multi-District Litigation ordered all of the lawsuits against us consolidated in the MDL proceeding before Judge Carl Barbier in the United States Eastern District of Louisiana.

Judge Barbier is also presiding over a separate proceeding filed by Transocean under the Limitation of Liability Act (Limitation Action). In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Macondo well incident to the value of the rig and its freight. While the Limitation Action has been formally consolidated into the MDL, the court is nonetheless, in some respects, treating the Limitation Action as an associated but separate proceeding. In February 2011, Transocean tendered us, along with all other defendants, into the Limitation Action. As a result of the tender, we and all other defendants are being treated as direct defendants to the plaintiffs' claims as if the plaintiffs had sued us and the other defendants directly. As further discussed below, in the Limitation Action, the judge determined the allocation of liability among all defendants in the hundreds of lawsuits associated with the Macondo well incident, including those in the MDL proceeding that are pending in his court.
The defendants in the proceedings described above have filed numerous cross claims and third party claims against certain other defendants. Claims against us seek subrogation, contribution, indemnification, including with respect to liabilities under the OPA, and direct damages, and allege negligence, gross negligence, fraudulent conduct, willful misconduct, fraudulent concealment, comparative fault, and breach of warranty of workmanlike performance. In addition, the defendants in the proceedings described above, including us, filed claims, including for liabilities under the OPA and other claims similar to those described above, against the other defendants. Our claims against the other defendants seek contribution and indemnification, and allege negligence, gross negligence and willful misconduct. Several of the parties have settled claims among themselves, and claims against some parties have been dismissed. We also filed an answer to Transocean's Limitation petition denying Transocean's right to limit its liability, denying all claims and responsibility for the incident, seeking contribution and indemnification, and alleging negligence and gross negligence.
Judge Barbier issued an order, among others, clarifying certain aspects of law applicable to the lawsuits pending in his court. The court ruled that: (1) general maritime law will apply, and therefore all claims brought under state law causes of action were dismissed; (2) general maritime law claims may be brought directly against defendants who are non-“responsible parties” under the OPA with the exception of pure economic loss claims by plaintiffs other than commercial fishermen; (3) all claims for damages, including pure economic loss claims, may be brought under the OPA directly against responsible parties; and (4) punitive damage claims may be brought against both responsible and non-responsible parties under general maritime law. As discussed below, with respect to the ruling that claims for damages may be brought under the OPA against responsible parties, we have not been named as a responsible party under the OPA, but BP has filed a claim against us for contribution with respect to liabilities incurred by BP under the OPA. The rulings in the court's order remain subject to each applicable party's right to appeal. Certain parishes in Louisiana appealed the dismissal of their state law claims, and the United States Fifth Circuit Court of Appeals (Fifth Circuit) affirmed the dismissal. The parishes filed a petition for writ of certiorari in the United States Supreme Court, which the Court denied.
The MDL court dismissed: (1) claims by or on behalf of owners, lessors, and lessees of real property that allege to have suffered a reduction in the value of real property even though the property was not physically touched by oil and the property was not sold; (2) claims for economic losses based solely on consumers' decisions not to purchase fuel or goods from BP fuel stations and stores based on consumer animosity toward BP; and (3) claims by or on behalf of recreational fishermen, divers, beachgoers, boaters and others that allege damages such as loss of enjoyment of life from their inability to use portions of the Gulf of Mexico for recreational and amusement purposes. In dismissing those claims, the MDL court also noted that we are not liable with respect to those claims under the OPA because we are not a “responsible party” under the OPA. A group of plaintiffs appealed the order, but the Fifth Circuit dismissed the appeal.
In April 2012, BP announced that it had reached definitive settlement agreements with the Plaintiffs' Steering Committee (PSC) in the MDL to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident (BP MDL Settlements). The PSC acts on behalf of individuals and business plaintiffs in the MDL. The BP MDL Settlements do not include claims against BP made by the United States Department of Justice (DOJ) or other federal agencies or by states and local governments. The BP MDL Settlements provide that the settlement classes are precluded from asserting compensatory damages claims against us. The economic loss settlement (BP Economic Loss Settlement) provides that, to the extent permitted by law, BP assigns to the settlement class certain of its claims, rights, and recoveries against Transocean and us for damages, including BP's alleged direct damages such as damages for clean-up expenses and damage to the well and reservoir. The MDL court has since certified the classes and granted final approval for the BP MDL Settlements. BP's medical claims settlement was final as of February 2014. BP has challenged certain provisions of the BP Economic Loss Settlement in the MDL court and applicable appellate courts. We are unable to predict at this time the effect that any challenge, modification, or overturning of the BP Economic Loss Settlement may have on us.
The first phase of the MDL trial, which concluded in April 2013, covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. At the conclusion of the plaintiffs' case, in March 2013, the MDL court dismissed all claims against certain defendants, leaving BP, Transocean, and us as the remaining defendants with respect to the matters addressed during the first phase of the trial.
In September 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement). Pursuant to our MDL Settlement, we

agreed to pay an aggregate of $1.1 billion, which includes legal fees and costs, into a trust in three installments over the next two years, except that one installment of legal fees will not be paid until all of the conditions to the settlement have been satisfied or waived. Under our MDL Settlement, (1) a class of plaintiffs alleging physical damage to property or damages associated with the commercial fishing industry arising from the Macondo well incident agree to release all claims against us for punitive damages and (2) class members of the BP Economic Loss Settlement agree to release the claims against us that BP assigned to them in that settlement. We also agreed to release BP for any damages, consideration, or other relief that we provide under our MDL Settlement.
Certain conditions must be satisfied before our MDL Settlement becomes effective and the funds are released from the trust. These conditions include, among others, the BP Economic Loss Settlement becoming final and effective and the issuance of a final order of the MDL court, including the resolution of any appeals, that (1) affirms we have no liability for compensatory damages to the class members of the BP Economic Loss Settlement, (2) adopts the MDL court’s January 2012 order enforcing our indemnity rights against BP (see “Indemnification and Insurance” below), and (3) adopts the MDL court’s prior order that, under general maritime law, pure economic loss claims by plaintiffs other than commercial fishermen may not be brought against us. In addition, we have the right to terminate our MDL Settlement if more than an agreed number of plaintiffs elect to opt out of the settlement prior to the expiration of the opt out deadline to be established by the MDL court.
Our MDL Settlement does not cover claims against us by the state governments of Alabama, Florida, Mississippi, Louisiana, or Texas, claims by our own employees, compensatory damages claims by plaintiffs in the MDL that opted out of or were excluded from the settlement class in the BP MDL Settlements, or claims by other defendants in the MDL or their respective employees. However, as discussed below, these claims have either been dismissed, are subject to dismissal, are subject to indemnification by BP pursuant to rulings of the MDL court, or are not believed to be material. In addition, our MDL Settlement does not cover civil claims, if any, that may be brought against us by the United States government, although the government has not brought a claim against us in the DOJ’s civil action described below.
Before approving our MDL Settlement, the MDL court must certify the settlement class, the numerous class members must be notified of the proposed settlement, and the court must hold a fairness hearing. We are unable to predict when the MDL court will approve our MDL Settlement.
Subsequently in September 2014, the MDL court ruled (Phase One Ruling) that, among other things, (1) in relation to the Macondo well incident, BP’s conduct was reckless, Transocean’s conduct was negligent, and our conduct was negligent, (2) fault for the Macondo blowout, explosion, and spill is apportioned 67% to BP, 30% to Transocean, and 3% to us, and (3) the indemnity and release clauses in our contract with BP are valid and enforceable against BP. The MDL court did not find that our conduct was grossly negligent, thereby, subject to any appeals, eliminating our exposure in the MDL for punitive damages.
The Phase One Ruling is subject to appeal. BP has announced that it will immediately appeal the Phase One Ruling to the Fifth Circuit and that it believes the findings that it was grossly negligent and that its activities at the Macondo well amounted to willful misconduct are not supported by the evidence at trial. On October 2, 2014, BP filed a motion in the MDL court to amend the court’s findings, alter or amend the court’s judgment, or for a new trial. BP’s motion questions the court’s determination that a casing breach caused the blowout and claims that the court relied upon excluded evidence to reach that conclusion. BP’s motion contends that the court’s finding that BP was grossly negligent should be reversed and that the fault allocation should be reapportioned. We have opposed this motion.
The second phase of the MDL trial was split into two parts, with testimony presented in October 2013. The first part covered attempts to collect, control, or halt the flow of hydrocarbons from the well, while the second part covered the quantification of hydrocarbons discharged from the well. The parties submitted proposed findings of fact and conclusions of law, post-trial briefs and responses during December 2013 and January 2014. According to a stipulation and post-trial filings, BP contends that 2.45 million barrels of oil were released into the Gulf of Mexico and the DOJ contends that a total of 4.2 million barrels were released. The MDL court has not issued a ruling on the questions that were the subject of the second phase of the trial.
The DOJ's civil action for CWA violations, fines, and penalties against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP, which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others will be addressed by the MDL court in another phase of the trial currently scheduled to begin in January 2015. Also, the MDL court has scheduled a trial of seven OPA test cases which are limited to the plaintiffs and BP. The plaintiffs have dropped their general maritime law claims against us in these test cases, although BP asserts in its affirmative defenses that the damages involved were caused by third parties such as Transocean and us.
Damages for the cases tried in the MDL proceeding, including punitive damages, if any, are expected to be tried following the issuance of the MDL court’s rulings regarding the first two phases of the MDL trial. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. It remains unclear, however, what impact the overlay of the Limitation Action will have on where these matters are tried. A process is underway to establish a schedule for trial of the State of Alabama’s OPA and general maritime law damages claims, with a potential trial commencing in the fourth quarter of 2015.
Subject to all applicable appeals and final approvals, the following briefly summarizes the status of the various claims against us based on the various settlements and MDL court rulings described above:

•	compensatory damages claims asserted against us by the members of the settlement class in the BP MDL Settlements may not be pursued under the terms of that settlement;

•
compensatory damages claims asserted against us by plaintiffs in the MDL that are not members of the settlement class in the BP MDL Settlements, including plaintiffs who opted out of or were excluded from those settlements, the state governments of Alabama, Florida, Mississippi, Louisiana, and Texas, the Mexican State of Yucatan, and the United Mexican States, are either dismissed, subject to dismissal, or subject to indemnification by BP pursuant to rulings of the MDL court;

•
punitive damages claims asserted against us by the members of the settlement class in our MDL Settlement are released pursuant to that settlement, and we should not otherwise be held liable for punitive damages claims asserted by any other plaintiffs in the MDL because the Phase One Ruling did not find that our conduct was grossly negligent;

•
BP’s direct damages claims against us, such as claims for clean-up expenses and damage to the well and reservoir, that are assigned to members of the settlement class in the BP Economic Loss Settlement are released pursuant to our MDL Settlement;

•
BP’s claim against us for contribution, indemnity, or subrogation with respect to fines and penalties under the CWA or other federal or state statute are unresolved, although we believe that the claim is without merit and is subject to a release given by BP in our contract relating to the Macondo well; and

•
claims against us asserted by Transocean, and claims against us that are not included in the MDL are unresolved, but these claims are subject to indemnification by BP pursuant to the rulings of the MDL court and we do not believe that these claims are material.

As a result of our MDL Settlement and the Phase One Ruling, we reduced our existing loss contingency liability related to the Macondo well incident from $1.3 billion to $1.2 billion as of September 30, 2014, consisting of a current portion of $395 million and a non-current portion of $805 million. The $1.2 billion represents a loss contingency related to our MDL Settlement as well as an additional loss contingency of $72 million unrelated to that settlement that is probable and for which a reasonable estimate of a loss can be made. Our loss contingency liability does not include potential recoveries from our insurers or indemnification by BP. Additionally, during the third quarter of 2014, we recorded $95 million of income for an insurance recovery related to our MDL Settlement that we believe is probable. As a result, we recorded an adjustment of $195 million for Macondo-related activity in operating income within “Corporate and other” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. See “Indemnification and Insurance” below for information regarding amounts that we could potentially recover from insurance and are currently unable to classify as probable.
Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of appeals of the Phase One Ruling, we believe our MDL Settlement and the Phase One Ruling have eliminated any additional material financial exposure to us in relation to the Macondo well incident. However, because our MDL Settlement is subject to court approval and other conditions and the Phase One Ruling is subject to appeals, we are unable to predict the ultimate outcome of the many lawsuits, investigations, and other matters relating to the Macondo well incident, including appeals of the Phase One Ruling, further orders and rulings of the MDL court and other courts, and indemnification and insurance arrangements. We are also unable to predict whether the court will approve our MDL Settlement or whether the conditions of our MDL Settlement will be satisfied. Accordingly, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate and we may adjust our estimated loss contingency liability and our amounts recoverable from insurance in the future. In addition, applicable accounting rules and guidance may require us to recognize a loss contingency for which we may be fully indemnified, without recognizing a corresponding receivable for the amount of the indemnity payment. Depending on the developments discussed above, liabilities arising out of the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We intend to continue defending any litigation, fines, and/or penalties relating to the Macondo well incident and to vigorously pursue any damages, remedies, or other rights available to us as a result of the Macondo well incident. We have incurred and expect to continue to incur significant legal fees and costs, some of which we intend to seek recovery of through indemnity or insurance arrangements, as a result of the numerous investigations and lawsuits relating to the incident.
Regulatory Action. In October 2011, the Bureau of Safety and Environmental Enforcement (BSEE) issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal pending certain proceedings in the MDL trial. At the conclusion of the suspension of the appeal, we expect to file a proposal for further action within 60 days. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
DOJ Investigations and Actions. On June 1, 2010, the United States Attorney General announced that the DOJ was launching civil and criminal investigations into the Macondo well incident. The DOJ announced that it was reviewing, among other traditional criminal statutes, possible violations of and liabilities under the CWA, the OPA, and the ESA.
The CWA provides authority for civil penalties for discharges of oil into or upon navigable waters of the United States, adjoining shorelines, or in connection with the OCSLA in quantities that are deemed harmful. A single discharge event may result in the assertion of numerous violations under the CWA. Civil proceedings under the CWA can be commenced against an “owner, operator, or person in charge of any vessel, onshore facility, or offshore facility from which oil or a hazardous substance is discharged” in violation of the CWA. The civil penalties that can be imposed against responsible parties range from up to $1,100 per barrel of oil discharged in the case of those found strictly liable to $4,300 per barrel of oil discharged in the case of those found to have been grossly negligent.
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
On December 15, 2010, the DOJ filed a civil action seeking damages and injunctive relief against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP, which had an approximate 25% interest in the Macondo well, certain subsidiaries of Transocean Ltd., and others for violations of the CWA and the OPA. The DOJ’s complaint seeks a declaration that the defendants are strictly liable under the CWA as a result of harmful discharges of oil into the Gulf of Mexico and upon United States shorelines as a result of the Macondo well incident. The complaint also seeks a declaration that the defendants are strictly liable under the OPA for the discharge of oil that has resulted in, among other things, injury to, loss of, loss of use of, or destruction of natural resources and resource services in and around the Gulf of Mexico and the adjoining United States shorelines and resulting in removal costs and damages to the United States far exceeding $75 million. BP Exploration has been designated, and has accepted the designation, as a responsible party for the pollution under the CWA and the OPA. Others have also been named as responsible parties, and all responsible parties may be held jointly and severally liable for any damages under the OPA. Under the OPA, a responsible party may make a claim for contribution against any other responsible party or against third parties it alleges contributed to or caused the oil spill. In connection with the proceedings discussed above under “Litigation,” in April 2011 BP filed a claim against us for statutory and equitable contribution with respect to liabilities incurred by BP under the OPA or another law, which subsequent court filings have indicated may include the CWA, and requested a judgment that the DOJ assert its claims for OPA financial liability directly against us. We filed a motion to dismiss BP’s claim, and that motion is pending. In July 2013, we also filed a motion for summary judgment requesting a court order that we are not liable to BP or Transocean for equitable indemnification or contribution with regard to any CWA fines and penalties that have been assessed or may be assessed against BP or Transocean. That motion is also pending.
We were not named as a responsible party under the CWA or the OPA in the DOJ civil action, and we do not believe we are a responsible party under the CWA or the OPA. While we were not included in the DOJ’s civil complaint, there can be no assurance that federal governmental authorities will not bring a civil action against us under the CWA, the OPA, and/or other statutes or regulations.
In July 2013, we reached an agreement with the DOJ to conclude the federal government's criminal investigation of us in relation to the Macondo well incident. We pled guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident. We paid a criminal fine of $0.2 million and agreed to three years' probation. Under the plea agreement, the DOJ agreed that it will not pursue further criminal prosecution of us, including our subsidiaries, for any conduct relating to or arising out of the Macondo well incident. We have agreed to continue to cooperate with the DOJ in any ongoing investigation related to or arising from the incident. In September 2013, our guilty plea was entered and approved by a federal district court judge on the terms and conditions of the plea agreement, and the DOJ closed its criminal investigation of us in relation to the Macondo well incident.
In November 2012, BP announced that it reached an agreement with the DOJ to resolve all federal criminal charges against it stemming from the Macondo well incident. BP agreed to plead guilty to 14 criminal charges, with 13 of those charges based on the negligent misinterpretation of the negative pressure test conducted on the Deepwater Horizon. BP also agreed to, among other things, pay $4.0 billion, including approximately $1.3 billion in criminal fines, and to a term of five years' probation.
In January 2013, Transocean announced that it reached an agreement with the DOJ to resolve certain claims for civil penalties and potential criminal claims against it arising from the Macondo well incident. Transocean agreed, among other things, to plead guilty to one misdemeanor violation of the CWA for negligent discharge of oil into the Gulf of Mexico, to pay $1.0 billion in CWA penalties and $400 million in fines and recoveries, and to a term of five years' probation.
Indemnification and Insurance. Our contract with BP relating to the Macondo well generally provides for our indemnification by BP for certain claims and expenses relating to the Macondo well incident, including those resulting from pollution or contamination (other than claims by our employees, loss or damage to our property, and any pollution emanating directly from our equipment). Also, under our contract with BP, we have, among other things, generally agreed to indemnify BP and other contractors performing work on the well for claims for personal injury of our employees and subcontractors, as well as for damage to our property. In turn, we believe that BP was obligated to obtain agreement by other contractors performing work on the well to indemnify us for claims for personal injury of their employees or subcontractors, as well as for damages to their property. We have entered into separate indemnity agreements with Transocean and M-I Swaco, under which we have agreed to indemnify those parties for claims for personal injury of our employees and subcontractors and they have agreed to indemnify us for claims for personal injury of their employees and subcontractors.
In January 2012, the MDL court entered an order regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we were found to be grossly negligent. The court also held, however, that BP does not owe us indemnity for punitive damages or for civil penalties under the CWA, if any. As discussed above, the DOJ is not seeking civil penalties from us under the CWA, but BP has filed a claim for contribution against us with respect to its liabilities.
As discussed above, the Phase One Ruling found that the indemnification provisions in our contract with BP are valid and enforceable against BP.
In addition to our contractual indemnity arrangements, we had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through September 30, 2014, we have incurred legal fees and related expenses of approximately $312 million, of which $276 million has been reimbursed under or is expected to be covered by our insurance program.
With respect to our MDL Settlement, we expect to collect an additional $95 million under our general liability insurance program.
With regard to the remaining $200 million of potential insurance recovery relating to the Macondo well incident, our insurance carriers have notified us that they do not intend to reimburse us with respect to our MDL Settlement. We disagree with our insurance carriers and intend to vigorously pursue recovery of the $200 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the condensed consolidated financial statements as of September 30, 2014.
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
We filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In November 2013, the Supreme Court granted our writ. Oral argument was held before the Supreme Court in March 2014. The Supreme Court issued its decision in June 2014, maintaining the presumption of class member reliance through the “fraud on the market” theory, but holding that we are entitled to rebut that presumption by presenting evidence that there was no impact on our stock price from the alleged misrepresentation. Because the district court and the Fifth Circuit denied us that opportunity, the Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision. In December 2014, the district court is scheduled to hold a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. Fact discovery has been stayed except as it relates to class certification. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $58 million as of September 30, 2014 and $66 million as of December 31, 2013. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state Superfund sites for which we have established reserves. As of September 30, 2014, those nine sites accounted for approximately $3 million of our $58 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2014, including $258 million of surety bond guarantees related to our Venezuelan operations. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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
Excluded from the computation of diluted income per share are options to purchase two million shares of common stock that were outstanding during the nine months ended September 30, 2014, and options to purchase one million and five million shares of common stock that were outstanding during the three and nine months ended September 30, 2013, respectively. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares. There were no antidilutive shares outstanding for the three months ended September 30, 2014.

Note 8. Fair Value of Financial Instruments
At September 30, 2014, we held $280 million of investments in fixed income securities with maturities ranging from less than one year to November 2019, compared to $373 million of investments in fixed income securities held at December 31, 2013. These securities are accounted for as available-for-sale and recorded at fair value as follows:

	September 30, 2014			December 31, 2013
Millions of dollars	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities:
U.S. treasuries (a)	$—	$—	$—	$100	$—	$100
Other (b)	—	280	280	—	273	273
Total	$—	$280	$280	$100	$273	$373

(a)	These securities are classified as "Other current assets" in our condensed consolidated balance sheets.

(b)
Of these securities, $131 million are classified as “Other current assets” and $149 million are classified as “Other assets” on our condensed consolidated balance sheets as of September 30, 2014, compared to $139 million classified as “Other current assets” and $134 million classified as “Other assets” as of December 31, 2013. These securities consist primarily of municipal bonds, corporate bonds, and other debt instruments.

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

The carrying amount and fair value of our long-term debt is as follows:

	September 30, 2014				December 31, 2013
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$4,860	$4,220	$9,080	$7,816	$8,405	$292	$8,697	$7,816

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have significant manufacturing operations in various locations, including the United States, Canada, Malaysia, China, Singapore, and the United Kingdom.
With over 80,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Financial results
Our consolidated revenue for the third quarter of 2014 was $8.7 billion, an increase of $1.2 billion, or 16%, from the third quarter of 2013, attributable to increased stimulation activity in the United States land market, as well as increased activity across all regions for fluids, cementing, logging, and well intervention control services. On a consolidated basis, all of our product service lines experienced revenue growth from the third quarter of 2013. Additionally, during the third quarter of 2014, our revenue outside of North America comprised approximately 46% of consolidated revenue and represents our ongoing strategy to grow our international business and balance our geographic mix. Operating income increased $526 million, or 47%, during the third quarter of 2014, as compared to the third quarter of 2013, primarily due to higher stimulation activity in the United States land market, increased well intervention services across all regions, and increased drilling activity in the Eastern Hemisphere. Operating income in the third quarter of 2014 was also impacted by $195 million of Macondo-related activity as a result of a reduction of our loss contingency liability and an expected insurance recovery, while operating income in the third quarter of 2013 was adversely impacted by $54 million of restructuring charges related to severance and asset write-offs.
During the first nine months of 2014, we produced revenue of $24.1 billion and operating income of $3.8 billion. Revenue increased $2.3 billion, or 11%, from the first nine months of 2013, primarily due to higher stimulation activity in the United States land market and increased activity in almost all of our product service lines in the Eastern Hemisphere, partially offset by lower activity in Latin America. Operating income increased $1.8 billion, or 90%, from the first nine months of 2013, primarily as a result of various corporate items as well as increased stimulation activity in the United States land market. Operating income in the first nine months of 2014 was impacted by $195 million of Macondo-related activity as a result of a reduction of our loss contingency liability and an expected insurance recovery. Operating income in the first nine months of 2013 was impacted by a $1.0 billion increase of our Macondo-related loss contingency, a $55 million charge related to a charitable contribution to the National Fish and Wildlife Foundation, and a $54 million restructuring charge related to severance and asset write-offs.
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

Outside of North America, both revenue and operating income increased in the first nine months of 2014, compared to the first nine months of 2013. We believe that international growth will continue as a result of volume increases as we deploy resources on our recent contract wins and new projects, continued improvement in markets where we have made strategic investments, the introduction of new technology, and increased pricing and cost recovery on select contracts. We also believe that international unconventional oil and natural gas, mature fields, and deepwater projects will contribute to activity improvements over the long term, and we plan to leverage our extensive experience in North America to capitalize on these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.
Despite the geopolitical issues we have been facing in Russia, Libya, and Iraq, Eastern Hemisphere activity continues to expand at a steady rate. In Latin America, it has been a challenging year, primarily as a result of reduced activity in Brazil and the timing of contract approvals and our recent mobilization of integrated project management work in Mexico; however, we believe activity will improve for the remainder of the year, driven by higher software and consulting services and increased integrated project activity. As such, this does not change our long-term outlook for Latin America, which we expect to contribute significantly to our future growth and profitability.
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

-
improving working capital, and managing our balance sheet to maximize our financial flexibility. We are working to improve service delivery through a project that we expect will result in, among other things, significant improvements to our current order-to-cash and purchase-to-pay processes;

-	growing our international revenues and margins by directing capital and resources into strategic growth markets;

-	improving our North America margins by leveraging technologies and reducing costs through more efficient operations; and

-	continuing to seek ways to be one of the most cost efficient service providers in the industry by maintaining capital discipline and leveraging our scale and breadth of operations.
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

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2014 with cash and equivalents of $2.0 billion, compared to $2.4 billion at the end of 2013. As of September 30, 2014, approximately $107 million of the $2.0 billion of cash and equivalents was held by our foreign subsidiaries and would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations. At September 30, 2014, we also held $280 million of investments in fixed income securities compared to $373 million at December 31, 2013. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets.
Significant sources and uses of cash
Cash flows from operating activities were $2.9 billion in the first nine months of 2014.
Capital expenditures were $2.3 billion in the first nine months of 2014, and were predominantly made in our Production Enhancement, Sperry Drilling, Cementing, Wireline and Perforating, and Baroid product service lines.
During the first nine months of 2014, our primary components of working capital (receivables, inventories, and accounts payable) increased by a net $1.0 billion, primarily due to increased business activity.
We repurchased approximately 13.3 million shares of our common stock during the first nine months of 2014 for a total cost of $800 million.
We paid $381 million in dividends to our shareholders during the first nine months of 2014.
During the first nine months of 2014, we paid $230 million for acquisitions of various businesses, net of cash acquired, to further enhance our existing product service lines.
During the first quarter of 2014, we received a $155 million income tax refund, including interest, for agreed upon tax items for the tax years 2003 through 2006 and 2008 through 2009.
Future sources and uses of cash
During the third quarter of 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident for approximately $1.1 billion, of which approximately $395 million would be paid over the next year. See Note 6 to the condensed consolidated financial statements for further information.
During the third quarter of 2014, we reached a settlement with KBR under which KBR agreed to pay us $81 million related to amounts owed to us under our Tax Sharing Agreement with KBR. See Note 5 to the condensed consolidated financial statements for further information.
Capital spending for 2014 is currently expected to be approximately $3.2 billion. The capital expenditures plan for the fourth quarter of 2014 is primarily directed toward our Production Enhancement, Sperry Drilling, Boots & Coots, Wireline and Perforating, and Cementing product service lines, with an increasing amount dedicated to our operations in North America.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. In October 2014, Halliburton’s Board of Directors approved a 20% increase of the quarterly dividend from $0.15 to $0.18 per share, or approximately $152 million per quarter, which is expected to be paid in the fourth quarter of 2014.
In July 2014, our Board of Directors increased the authorization to repurchase our common stock by approximately $4.8 billion. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2014 and may be used for open market and other share purchases.
We are continuing to explore opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with unique technologies or distribution networks in areas where we do not already have significant operations.
Other factors affecting liquidity
Financial position in current market. As of September 30, 2014, we had $2.0 billion of cash and equivalents, $280 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2014 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any. However, as discussed in Note 6 to the condensed consolidated financial statements, there are future developments that may arise as a result of the Macondo well incident that could have a material adverse effect on our liquidity.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2014. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2014, based upon the location of the services provided and products sold, 51% of our consolidated revenue was from the United States, compared to 49% of consolidated revenue from the United States in the first nine months of 2013. No other country accounted for more than 10% of our revenue during these periods.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, sanctions, expropriation or other governmental actions, inflation, foreign currency exchange restrictions, and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2014	2013	2013
Oil price - WTI (1)	$97.78	$104.74	$97.99
Oil price - Brent (1)	101.82	109.28	108.71
Natural gas price - Henry Hub (2)	3.96	3.56	3.73

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2014	2013	2014	2013
United States:
Land	1,842	1,708	1,788	1,708
Offshore (incl. Gulf of Mexico)	61	61	57	55
Total	1,903	1,769	1,845	1,763
Canada:
Land	382	345	369	344
Offshore	3	4	2	2
Total	385	349	371	346
International (excluding Canada):
Land	1,020	971	1,021	969
Offshore	328	314	324	320
Total	1,348	1,285	1,345	1,289
Worldwide total	3,636	3,403	3,561	3,398
Land total	3,244	3,024	3,178	3,021
Offshore total	392	379	383	377

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2014	2013	2014	2013
United States (incl. Gulf of Mexico):
Oil	1,578	1,386	1,514	1,372
Natural gas	325	383	331	391
Total	1,903	1,769	1,845	1,763
Canada:
Oil	220	225	220	240
Natural gas	165	124	151	106
Total	385	349	371	346
International (excluding Canada):
Oil	1,074	1,015	1,074	1,021
Natural gas	274	270	271	268
Total	1,348	1,285	1,345	1,289
Worldwide total	3,636	3,403	3,561	3,398
Oil total	2,872	2,626	2,808	2,633
Natural gas total	764	777	753	765

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2014	2013	2014	2013
United States (incl. Gulf of Mexico):
Horizontal	1,314	1,073	1,247	1,096
Vertical	372	435	384	444
Directional	217	261	214	223
Total	1,903	1,769	1,845	1,763

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets, while the opposite is true for higher oil and natural gas prices.
WTI oil spot prices fluctuated throughout the first nine months of 2013 between a low of $87 per barrel and a high of $111 per barrel, while Brent crude oil spot prices fluctuated between a low of $97 per barrel and a high of $119 per barrel during this same period. During the first nine months of 2014, WTI oil spot prices ranged between $91 per barrel and $108 per barrel, while Brent crude oil spot prices ranged between $95 per barrel and $115 per barrel. Spot crude oil prices during the current year were negatively affected by rising exports from Libya and Iraq, softening demand in Europe and Asia, and robust production in the United States that has cut the demand for West African barrels. Despite the recent production increase in Libya, the country still faces a considerable challenge in ramping up production to its full capacity or even sustaining it at the current level. Additionally, high refinery runs contributed in a reduction to the differential between WTI and Brent crude oil spot prices, which has narrowed from an average of $8 per barrel during the first half of 2014 to $4 per barrel in the third quarter.
According to the International Energy Agency's (IEA) October 2014 "Oil Market Report," 2014 global oil demand is expected to average approximately 92.4 million barrels per day, which is up 1% from 2013. Although the latest European, Chinese, and Russia economic conditions have caused some alarm, the IEA still forecasts overall demand momentum to accelerate modestly over the remainder of 2014.
During the first nine months of 2014, average Henry Hub natural gas prices in the United States increased approximately 24% compared to the first nine months of 2013, due to an increase in natural gas storage withdrawals related to an unseasonably harsh winter in the early part of 2014. Higher natural gas prices this year contributed to a decline in natural gas consumption in the power sector, and the United States Energy Information Administration October 2014 "Short Term Energy Outlook" forecasts natural gas spot prices will remain near current levels until the start of the next winter heating season, with natural gas consumption in the power sector to increase next year.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first nine months of 2014, the average natural gas directed rig count fell by 15 rigs, or 3%, while the average oil directed rig count increased 8%, compared to the first nine months of 2013. In the first nine months of 2014 our North America revenue and operating income increased 14% and 19%, respectively, compared to the first nine months of 2013.
Service intensity levels have continued to expand, and rising completion volumes have resulted in the need to expand our infrastructure.
In the United States land market, there was a moderate increase in rig count over the past year, driven by an increase in horizontal rigs primarily in the Permian Basin. We see service intensity expanding across many basins which is evidenced by longer laterals, increased stage counts, and rising volumes per stage. This trend is beneficial to our overall business and should enable us to leverage our broad technology offerings.
In the Gulf of Mexico, our deepwater activity outlook remains positive as we continue to focus on leveraging our technology to increase reliability and reduce uncertainty. Over the long term, the continued growth in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The industry experienced steady volume increases in the first nine months of 2014, with average international rig count improving by 4%, compared to the first nine months of 2013. In the Eastern Hemisphere, we continue to execute our growth strategy. Relative to the first nine months of 2013, we grew our Eastern Hemisphere revenue and operating income by 11% and 18%, respectively, as a result of growth in both the Middle East/Asia and Europe/Africa/CIS regions. We had strong growth in our Saudi Arabia operations due to increased activity in most of our product service lines. Our Eastern Hemisphere activity is expanding at a steady rate and we expect the fourth quarter of 2014 to be our strongest quarter of the year, due to seasonal year-end software and equipment sales.
In Latin America, although it has been a challenging year, activity has improved during the third quarter of 2014. Over the long term, we are optimistic about our position in Latin America and the future growth potential of this market. With the passage of energy reform in Mexico, we expect to see a strong opportunity for growth in Mexico’s shale, mature fields, and deepwater markets in future years. We believe foreign investment in this market will be beneficial to our business.
Venezuela. As of September 30, 2014, our total net investment in Venezuela was approximately $554 million, including net monetary assets of $146 million denominated in Bolívares. Also, at September 30, 2014 we had $258 million of surety bond guarantees outstanding relating to our Venezuelan operations.

We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $653 million, or approximately 9% of our gross trade receivables, as of September 30, 2014, compared to $486 million, or approximately 8% of our gross trade receivables, as of December 31, 2013. Of the $653 million receivables in Venezuela as of September 30, 2014, $215 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
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
The availability of new currency mechanisms had no impact on our results of operations during the nine months ended September 30, 2014 as we continue to use the official exchange rate to remeasure net assets denominated in Bolívares. We have not utilized nor do we intend at this time to utilize either of the newly available exchange mechanisms to transact business in Venezuela. Had we used the SICAD I rate of 12.0 Bolívares per United States dollar or the SICAD II rate of 50.0 Bolívares per United States dollar to remeasure our net monetary position as of September 30, 2014, we would have incurred a foreign currency loss ranging from $69 million to $128 million for the third quarter of 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2014 COMPARED TO 2013

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$5,420	$4,501	$919	20%
Drilling and Evaluation	3,281	2,971	310	10
Total revenue	$8,701	$7,472	$1,229	16%

By geographic region:
Completion and Production:
North America	$3,705	$2,925	$780	27%
Latin America	435	412	23	6
Europe/Africa/CIS	699	636	63	10
Middle East/Asia	581	528	53	10
Total	5,420	4,501	919	20
Drilling and Evaluation:
North America	1,019	956	63	7
Latin America	610	590	20	3
Europe/Africa/CIS	765	704	61	9
Middle East/Asia	887	721	166	23
Total	3,281	2,971	310	10
Total revenue by region:
North America	4,724	3,881	843	22
Latin America	1,045	1,002	43	4
Europe/Africa/CIS	1,464	1,340	124	9
Middle East/Asia	1,468	1,249	219	18

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$1,071	$763	$308	40%
Drilling and Evaluation	451	450	1	—
Corporate and other	112	(105)	217	207
Total operating income	$1,634	$1,108	$526	47%

By geographic region:
Completion and Production:
North America	$765	$489	$276	56%
Latin America	65	63	2	3
Europe/Africa/CIS	126	119	7	6
Middle East/Asia	115	92	23	25
Total	1,071	763	308	40
Drilling and Evaluation:
North America	141	168	(27)	(16)
Latin America	73	92	(19)	(21)
Europe/Africa/CIS	90	82	8	10
Middle East/Asia	147	108	39	36
Total	451	450	1	—
Total operating income by region
(excluding Corporate and other):
North America	906	657	249	38
Latin America	138	155	(17)	(11)
Europe/Africa/CIS	216	201	15	7
Middle East/Asia	262	200	62	31

The 16% increase in consolidated revenue in the third quarter of 2014, as compared to the third quarter of 2013, was primarily attributable to increased stimulation activity in the United States land market and higher activity across the majority of our product service lines in the Eastern Hemisphere. On a consolidated basis, all of our product service lines experienced revenue growth from the third quarter of 2013. Revenue outside of North America was 46% of consolidated revenue in the third quarter of 2014, compared to 48% of consolidated revenue in the third quarter of 2013.
The increase of $526 million, or 47%, in consolidated operating income during the third quarter of 2014, as compared to the third quarter of 2013, was primarily due to higher stimulation activity in the United States land market, increased well intervention services across all regions, and increased drilling activity in the Eastern Hemisphere. Operating income in the third quarter of 2014 was also impacted by $195 million of Macondo-related activity as a result of a reduction of our loss contingency liability and an expected insurance recovery, while operating income in the third quarter of 2013 was adversely impacted by $54 million of restructuring charges related to severance and asset write-offs.
Completion and Production revenue in the third quarter of 2014 increased 20% as compared to the third quarter of 2013, primarily due to increased activity in North America, as well as higher cementing and well intervention services across all international regions. North America revenue rose 27%, driven by higher stimulation activity in the United States land market and strong growth across all product service lines. Latin America revenue increased 6%, primarily due to higher activity across all product service lines in Venezuela, which more than offset lower stimulation activity in Mexico. Europe/Africa/CIS revenue increased 10%, driven by higher activity across the majority of our product service lines in the United Kingdom, Angola, and Nigeria, along with higher stimulation activity and well intervention services in the Netherlands, which were partially offset by a decrease in pressure pumping activity in Norway. Middle East/Asia revenue grew 10%, mainly due to increased completion tools sales and pressure pumping activity in Saudi Arabia and higher well intervention services in Indonesia. Revenue outside of North America was 32% of total segment revenue in the third quarter of 2014, compared to 35% of total segment revenue in the third quarter of 2013.
Completion and Production operating income increased 40% in the third quarter of 2014, as compared to the third quarter of 2013, primarily due to stronger stimulation activity and improved cost efficiencies in the United States land market, as well as increased well intervention services across all regions. North America operating income improved 56% due to increased stimulation activity, modest pricing improvements, and improved cost efficiencies in the United States land market. Latin America operating income was 3% higher compared to the third quarter of 2013 as a result of increased profitability on well intervention services in Venezuela and Mexico, which was partially offset by decreased completion tools sales in Brazil and Trinidad. Europe/Africa/CIS operating income increased 6%, primarily due to increased activity and profitability across the majority of our product service lines in the United Kingdom and Angola, which were partially offset by reduced cementing activity in Norway and Mozambique. Middle East/Asia operating income rose 25%, mainly due to higher pressure pumping activity and completion tools sales in Saudi Arabia.
Drilling and Evaluation revenue increased 10% in the third quarter of 2014, as compared to the third quarter of 2013, primarily driven by higher fluid activity across all regions and increased drilling and consulting activity in the Eastern Hemisphere. North America revenue increased 7% compared to the third quarter of 2013 due to increased drilling and fluid activity in the United States land market and the Gulf of Mexico. Latin America revenue increased 3%, primarily due to increased activity in all of our product service lines in Venezuela and higher drilling and fluid activity in Argentina, which were partially offset by a decline in activity across the majority of our product service lines in Mexico and Ecuador. Europe/Africa/CIS revenue increased 9% as a result of higher drilling and fluid activity in the United Kingdom, Russia and the Netherlands, along with increased activity across all product service lines in Nigeria. Middle East/Asia revenue grew 23%, mainly due to higher activity in most of our product service lines in Saudi Arabia, higher drilling activity in Thailand, and increased consulting, wireline, and fluid services in India. Revenue outside of North America was 69% of total segment revenue in the third quarter of 2014, compared to 68% of total segment revenue in the third quarter of 2013.
Drilling and Evaluation operating income was essentially flat in the third quarter of 2014 compared to the third quarter of 2013, as increased drilling and fluid activity in the Eastern Hemisphere were offset by decreased drilling and fluid activity in the United States land market and Latin America. North America operating income decreased 16%, due to reduced activity across most of our product service lines. Latin America operating income decreased 21%, primarily due to lower activity across most of our product service lines in Mexico, which was partially offset by increased activity across most product service lines in Brazil and higher logging activity in Venezuela. Europe/Africa/CIS operating income grew 10% as a result of increased activity for all of our product service lines in the United Kingdom and Nigeria, along with increased drilling activity in Azerbaijan, which were partially offset by reduced drilling and logging activity in Angola. Middle East/Asia operating income rose 36%, driven by higher drilling and fluid activity in Saudi Arabia, as well as increased drilling and logging activity in Thailand.
Corporate and other was $112 million of income in the third quarter of 2014, compared to $105 million of expenses in the third quarter of 2013, primarily due to $195 million of activity related to the Macondo well incident recorded in the third quarter of 2014 as a result of a reduction of our loss contingency liability and an expected insurance recovery. See Note 6 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Other, net was $12 million of income for the quarter ended September 30, 2014, compared to $12 million of expenses for the quarter ended September 30, 2013. This $24 million increase was primarily impacted by currency exchange instruments designed to mitigate foreign currency risks.
Effective tax rate. Our effective tax rate on continuing operations was 26.5% for the quarter ended September 30, 2014 and 29.5% for the quarter ended September 30, 2013. The effective tax rate for the quarter ended September 30, 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal entity structure in Brazil, as well as lower tax rates in certain foreign jurisdictions. Partially offsetting these items were tax expenses related to Macondo activity recorded during the third quarter of 2014, which was tax-effected at the United States statutory rate, as well as approximately $100 million for a write-off of certain prepaid tax assets recorded in Iraq and additional tax expenses related to the settlement of a research and development credit with the United States tax authorities. The effective tax rate for quarter ended September 30, 2013 was also positively impacted by lower tax rates in certain foreign jurisdictions.
Income (loss) from discontinued operations, net includes $63 million of income for the three months ended September 30, 2014 related to a settlement we reached with KBR for amounts owed to us under our Tax Sharing Agreement with KBR. See Note 5 to the condensed consolidated financial statements for further information.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$14,782	$12,964	$1,818	14%
Drilling and Evaluation	9,318	8,799	519	6
Total revenue	$24,100	$21,763	$2,337	11%

By geographic region:
Completion and Production:
North America	$9,957	$8,546	$1,411	17%
Latin America	1,185	1,158	27	2
Europe/Africa/CIS	1,940	1,744	196	11
Middle East/Asia	1,700	1,516	184	12
Total	14,782	12,964	1,818	14
Drilling and Evaluation:
North America	3,012	2,843	169	6
Latin America	1,616	1,733	(117)	(7)
Europe/Africa/CIS	2,204	2,082	122	6
Middle East/Asia	2,486	2,141	345	16
Total	9,318	8,799	519	6
Total revenue by region:
North America	12,969	11,389	1,580	14
Latin America	2,801	2,891	(90)	(3)
Europe/Africa/CIS	4,144	3,826	318	8
Middle East/Asia	4,186	3,657	529	14

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$2,619	$2,110	$509	24%
Drilling and Evaluation	1,263	1,272	(9)	(1)
Corporate and other	(84)	(1,388)	1,304	(94)
Total operating income	$3,798	$1,994	$1,804	90%

By geographic region:
Completion and Production:
North America	$1,841	$1,438	$403	28%
Latin America	161	139	22	16
Europe/Africa/CIS	300	257	43	17
Middle East/Asia	317	276	41	15
Total	2,619	2,110	509	24
Drilling and Evaluation:
North America	457	490	(33)	(7)
Latin America	138	226	(88)	(39)
Europe/Africa/CIS	248	226	22	10
Middle East/Asia	420	330	90	27
Total	1,263	1,272	(9)	(1)
Total operating income by region
(excluding Corporate and other):
North America	2,298	1,928	370	19
Latin America	299	365	(66)	(18)
Europe/Africa/CIS	548	483	65	13
Middle East/Asia	737	606	131	22

Consolidated revenue in the first nine months of 2014 increased 11%, as compared to the first nine months of 2013, primarily as a result of higher stimulation activity in the United States land market and increased activity in almost all of our product service lines in the Eastern Hemisphere, which were partially offset by lower activity in Latin America. Revenue outside of North America was 46% of consolidated revenue in the first nine months of 2014, compared to 48% of consolidated revenue in the first nine months of 2013.
The increase of $1.8 billion, or 90%, in consolidated operating income in the first nine months of 2014, as compared to the first nine months of 2013, was primarily as a result of various corporate items as well as increased stimulation activity in the United States land market and growth in the Eastern Hemisphere, which more than offset lower activity and margins experienced in Latin America. Operating income in the first nine months of 2014 was impacted by $195 million of Macondo-related activity as a result of a reduction of our loss contingency liability and an expected insurance recovery. Operating income in the first nine months of 2013 was impacted by a $1.0 billion increase of our Macondo-related loss contingency, a $55 million charge related to a charitable contribution to the National Fish and Wildlife Foundation, and a $54 million restructuring charge related to severance and asset write-offs.
Completion and Production revenue increased 14% from the first nine months of 2013, with activity increases across all regions and predominately in North America due to higher stimulation activity in the United States land market. North America revenue rose by 17% as a result of increased stimulation activity in the United States land market. Latin America revenue was essentially flat, as increased activity levels in the majority of our product service lines in Venezuela and Argentina were partially offset by a decrease in stimulation activity in Mexico and lower pressure pumping activity in Brazil. Europe/Africa/CIS revenue improved by 11%, driven by higher completion tools sales in Angola, Nigeria and the United Kingdom, and increased cementing activity in Angola, which were partially offset by reduced pressure pumping activity in Norway. Middle East/Asia revenue grew 12%, primarily due to increased activity in the majority of our product service lines in Saudi Arabia, higher cementing activity in Thailand, and increased pressure pumping activity in Australia, which more than offset reduced activity levels in Oman and a decline in completion tools sales in Malaysia. Revenue outside of North America was 33% of total segment revenue in the first nine months of 2014, compared to 34% of total segment revenue in the first nine months of 2013.
Completion and Production operating income improved by 24% from the first nine months of 2013 as a result of increased profitability across all regions. North America operating income increased 28% as a result of increased profitability for stimulation activity in the United States land market, which more than offset reductions in cementing services in that market. Latin America operating income grew 16%, primarily due to improved pressure pumping activity in Argentina and higher profitability for well intervention and cementing services in Mexico, which were partially offset by reduced completion tools sales in Mexico and Brazil. Europe/Africa/CIS operating income improved 17% as a result of improved cementing activity in Angola, as well as higher completion tools sales in Angola and the United Kingdom. Middle East/Asia operating income rose by 15%, primarily due to increased profitability for the majority of our product services lines in Saudi Arabia, which was partially offset by reduced activity levels in Oman.
Drilling and Evaluation revenue increased 6% from the first nine months of 2013, primarily due to a strong performance in the Eastern Hemisphere, which was partially offset by a decrease in drilling activity and consulting services in Latin America. North America revenue rose by 6%, due to increased fluid activity in the United States land market and higher activity in the majority of our product service lines in the Gulf of Mexico. Latin America revenue decreased 7%, primarily due to a decline in drilling activity in Brazil and activity reductions in Mexico for the majority of our product services lines. These decreases were partially offset by higher activity levels in most of our product service lines in Venezuela and Argentina. Europe/Africa/CIS revenue improved by 6% as a result of an increase in drilling and fluid activity in the United Kingdom, Angola, and Russia, and an increase in fluid activity in the Netherlands, which were partially offset by reduced fluid activity in Norway and Egypt. Middle East/Asia revenue increased 16% as a result of increased activity in all of our product services lines in Saudi Arabia and increased demand for drilling activity in Thailand and fluid activity in Malaysia. Revenue outside of North America was 68% of total segment revenue in the first nine months of both 2014 and 2013.
Drilling and Evaluation operating income was essentially flat from the first nine months of 2013, as lower drilling activity and margins in Latin America were offset by strong growth in the Eastern Hemisphere. North America operating income decreased 7% due to a decline in drilling services in Canada and the United States land market. Latin America operating income declined by 39%, mainly due to reduced activity levels in Mexico and lower drilling activity and pricing in Brazil, which were partially offset by improved activity levels in Argentina. Europe/Africa/CIS operating income rose by 10%, as a result of increased drilling activity in the United Kingdom and Angola, improved profitability for drilling services in Norway, and increased activity levels in Tanzania. Middle East/Asia operating income increased 27%, primarily due to an increase in demand and profitability for drilling activity in Saudi Arabia, as well as improved drilling services in Thailand, which were partially offset by reduced drilling services and logging activity in China.
Corporate and other expenses were $84 million in the first nine months of 2014 compared to $1.4 billion in the first nine months of 2013. The significant decrease was primarily due to $195 million of activity related to the Macondo well incident recorded in the first nine months of 2014 as a result of a reduction of our loss contingency liability and an expected insurance recovery, compared to a $1.0 billion increase of our Macondo-related loss contingency and a $55 million charge related to a charitable contribution to the National Fish and Wildlife Foundation recorded in the first nine months of 2013. See Note 6 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Interest expense, net of interest income increased $50 million in the first nine months of 2014, as compared to the first nine months of 2013, primarily due to higher interest expense as a result of the issuance of $3.0 billion aggregate principal amount of senior notes in August 2013.
Effective tax rate. Our effective tax rate was 27.0% for the nine months ended September 30, 2014 and 22.0% for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal entity structure in Brazil, as well as lower tax rates in certain foreign jurisdictions. Partially offsetting these items were tax expenses related to Macondo activity recorded during the third quarter of 2014, which was tax-effected at the United States statutory rate, as well as approximately $100 million for a write-off of certain prepaid tax assets recorded in Iraq and additional tax expenses related to the settlement of a research and development credit with the United States tax authorities. Our effective tax rate for the nine months ended September 30, 2013 was also positively impacted by lower tax rates in certain foreign jurisdictions; federal tax benefits of approximately $50 million due to the reinstatement of certain tax benefits and credits related to the first quarter of 2013 enactment of the American Taxpayer Relief Act of 2012; and the tax impact related to an increase of our Macondo-related loss contingency recorded during the first quarter of 2013, which was tax-effected at the United States statutory rate.
Income (loss) from discontinued operations, net includes $63 million of income for the nine months ended September 30, 2014 related to a settlement we reached with KBR for amounts owed to us under our Tax Sharing Agreement with KBR. See Note 5 to the condensed consolidated financial statements for further information.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our 2013 Annual Report on Form 10-K.

We, among others, have been named as a defendant in numerous lawsuits and there have been numerous investigations relating to the Macondo well incident that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. The Deepwater Horizon was owned by an affiliate of Transocean Ltd. and had been drilling the Macondo exploration well in Mississippi Canyon Block 252 in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP Exploration), an indirect wholly owned subsidiary of BP p.l.c. (BP p.l.c., BP Exploration, and their affiliates, collectively, as applicable, BP). There were eleven fatalities and a number of injuries as a result of the Macondo well incident. Crude oil flowing from the Macondo well site spread across thousands of square miles of the Gulf of Mexico and reached the United States Gulf Coast. We performed a variety of services for BP, including cementing, mud logging, directional drilling, measurement-while-drilling, and rig data acquisition services.
We are named along with other unaffiliated defendants in more than 1,800 complaints, most of which are alleged class-actions, involving pollution damage claims and at least six personal injury lawsuits involving three decedents and at least two allegedly injured persons who were on the drilling rig at the time of the incident. At least six additional lawsuits naming us and others relate to alleged personal injuries sustained by those responding to the explosion and oil spill. Other defendants in the lawsuits have filed claims against us seeking subrogation, indemnification, including with respect to liabilities under the Oil Pollution Act of 1990 (OPA), contribution and direct damages, and alleging negligence, gross negligence, fraudulent conduct, willful misconduct, and fraudulent concealment. See Note 6 to the condensed consolidated financial statements. Additional lawsuits may be filed against us, including civil actions under federal statutes and regulations, as well as criminal and civil actions under state statutes and regulations. Those statutes and regulations could result in criminal penalties, including fines and imprisonment, as well as civil fines, and the degree of the penalties and fines may depend on the type of conduct and level of culpability, including strict liability, negligence, gross negligence, and knowing violations of the statute or regulation.
In October 2011, the Bureau of Safety and Environmental Enforcement (BSEE) issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. According to the BSEE's notice, we did not ensure an adequate barrier to hydrocarbon flow after cementing the production casing and did not detect the influx of hydrocarbons until they were above the blowout preventer stack. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation. We have appealed the INCs to the Interior Board of Land Appeals (IBLA). In January 2012, the IBLA, in response to our and the BSEE's joint request, suspended the appeal pending certain proceedings in the multi-district litigation (MDL) trial. At the conclusion of the suspension of the appeal, we expect to file a proposal for further action within 60 days. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. The BSEE has stated that this is the first time the Department of the Interior has issued INCs directly to a contractor that was not the well's operator.
Our contract with BP relating to the Macondo well generally provides for our indemnification by BP for certain claims and expenses relating to the Macondo well incident. BP, in connection with filing its claims with respect to the MDL proceeding, asked the court to declare that it is not liable to us in contribution, indemnification, or otherwise with respect to liabilities arising from the Macondo well incident. Other defendants in the litigation have generally denied any obligation to contribute to any liabilities arising from the Macondo well incident. In January 2012, the MDL court entered an order regarding certain indemnification matters. The court held that BP is required to indemnify us for third-party compensatory claims, or actual damages, that arise from pollution or contamination that did not originate from our property or equipment located above the surface of the land or water, even if we were found to be grossly negligent. The court also held, however, that BP does not owe us indemnity for punitive damages or for civil penalties under the Clean Water Act (CWA), if any.
In September 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement). Pursuant to our MDL Settlement, we agreed to pay an aggregate of $1.1 billion, which includes legal fees and costs, into a trust in three installments over the next two years, except that one installment of legal fees will not be paid until all of the conditions to our MDL Settlement have been satisfied or waived. Under our MDL Settlement, (1) a class of plaintiffs alleging physical damage to property or damages associated with the commercial fishing industry arising from the Macondo well incident agree to release all claims against us for punitive damages and (2) class members of the BP April 2012 economic loss settlement agree to release the claims against us that BP assigned to them in that settlement. Certain conditions must be satisfied before our MDL Settlement becomes effective, and our MDL Settlement does not cover all claims asserted against us in the MDL.
Subsequently in September 2014, the MDL court ruled (Phase One Ruling) that, among other things, (1) in relation to the Macondo well incident, BP’s conduct was reckless, Transocean’s conduct was negligent, and our conduct was negligent, (2) fault for the Macondo blowout, explosion, and spill is apportioned 67% to BP, 30% to Transocean, and 3% to us, and (3) the indemnity and release clauses in our contract with BP are valid and enforceable against BP. The MDL court did not find that our conduct was grossly negligent.
For additional information relating to our MDL Settlement and the Phase One Ruling, see Note 6 to the condensed consolidated financial statements.
As of September 30, 2014, our existing loss contingency liability related to the Macondo well incident was reduced from $1.3 billion to $1.2 billion as a result of our MDL Settlement and the Phase One Ruling. The $1.2 billion represents a loss contingency related to our MDL Settlement as well as an additional loss contingency of $72 million unrelated to our MDL Settlement that is probable and for which a reasonable estimate of a loss can be made. Our loss contingency liability does not include potential recoveries from our insurers or indemnification by BP.
Because our MDL Settlement is subject to court approval and other conditions and the Phase One Ruling is subject to appeals, we are unable to predict the ultimate outcome of the many lawsuits, investigations, and other matters relating to the Macondo well incident, including appeals of the Phase One Ruling, further orders and rulings of the MDL court and other courts, and indemnification and insurance arrangements. BP has announced that it will immediately appeal the Phase One Ruling to the Fifth Circuit and that it believes the findings that it was grossly negligent and that its activities at the Macondo well amounted to willful misconduct are not supported by the evidence at trial. In addition, our insurance carriers for approximately $200 million of insurance have notified us that they do not intend to reimburse us for any amounts with respect to our MDL Settlement. We are unable to predict whether or when the court will approve our MDL Settlement or whether or when the conditions of our MDL Settlement will be satisfied.
As a result of the various potential developments relating to the Macondo well incident, there are additional loss contingencies relating to the Macondo well incident that are reasonably possible but for which we cannot make a reasonable estimate. Accordingly, we may adjust our estimated loss contingency liability and our amounts recoverable from insurance in the future. In addition, applicable accounting rules and guidance may require us to recognize a loss contingency for which we may be fully indemnified, without recognizing a corresponding receivable for the amount of the indemnity payment. Depending on the outcome of the various potential developments relating to the Macondo well incident, liabilities arising out of the incident could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	604,329	$69.94	569,900	$5,960,011,809
August 1 - 31	3,796,770	$68.67	3,786,100	$5,700,004,373
September 1 - 30	16,005	$67.45	—	$5,700,004,373
Total	4,417,104	$68.84	4,356,000

(a)
Of the 4,417,104 shares purchased during the third quarter of 2014, 61,104 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. In July 2014, our Board of Directors increased the authorization to repurchase our common stock by approximately $4.8 billion. During the third quarter of 2014, we repurchased approximately 4.4 million shares of our common stock pursuant to our share repurchase program for a total cost of approximately $300 million and at an average price of $68.87 per share. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2014. From the inception of this program in February 2006 through September 30, 2014, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information
None.

Item 6. Exhibits

*	10.1
HESI Punitive Damages and Assigned Claims Settlement Agreement dated September 2, 2014, entered into between Halliburton Company and Halliburton Energy Services, Inc. and counsel for The Plaintiffs Steering Committee in MDL 2179 and the Deepwater Horizon Economic and Property Damages Settlement Class.

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

Date: October 24, 2014