Form 10-Q
period 2015-03-31
HALLIBURTON CO
filed 2015-04-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

As of April 17, 2015, 850,874,461 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2015	2014
Revenue:
Services	$5,347	$5,540
Product sales	1,703	1,808
Total revenue	7,050	7,348
Operating costs and expenses:
Cost of services	4,973	4,765
Cost of sales	1,312	1,538
Impairments and other charges	1,208	—
General and administrative	105	75
Total operating costs and expenses	7,598	6,378
Operating income (loss)	(548)	970
Interest expense, net of interest income of $3 and $3	(106)	(93)
Other, net	(224)	(31)
Income (loss) from continuing operations before income taxes	(878)	846
Income tax benefit (provision)	241	(229)
Income (loss) from continuing operations	(637)	617
Loss from discontinued operations, net of income tax benefit of $2 and $1	(4)	(1)
Net income (loss)	$(641)	$616
Net (income) loss attributable to noncontrolling interest	(2)	6
Net income (loss) attributable to company	$(643)	$622
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(639)	$623
Loss from discontinued operations, net	(4)	(1)
Net income (loss) attributable to company	$(643)	$622
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.75)	$0.73
Loss from discontinued operations, net	(0.01)	—
Net income (loss) per share	$(0.76)	$0.73
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.75)	$0.73
Loss from discontinued operations, net	(0.01)	—
Net income (loss) per share	$(0.76)	$0.73

Cash dividends per share	$0.18	$0.15
Basic weighted average common shares outstanding	850	849
Diluted weighted average common shares outstanding	850	853
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2015	2014
Net income (loss)	$(641)	$616
Other comprehensive income, net of income taxes:
Defined benefit and other postretirement plan adjustments	$3	$3
Other	(6)	1
Other comprehensive income (loss), net of income taxes	(3)	4
Comprehensive income (loss)	$(644)	$620
Comprehensive (income) loss attributable to noncontrolling interest	(2)	6
Comprehensive income (loss) attributable to company shareholders	$(646)	$626
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,294	$2,291
Receivables (net of allowances for bad debts of $175 and $137)	6,419	7,564
Inventories	3,467	3,571
Other current assets	1,645	1,642
Total current assets	13,825	15,068
Property, plant, and equipment (net of accumulated depreciation of $11,246 and $11,007)	12,299	12,475
Goodwill	2,332	2,330
Other assets	2,131	2,367
Total assets	$30,587	$32,240
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,424	$2,814
Accrued employee compensation and benefits	774	1,033
Loss contingency for Macondo well incident	367	367
Other current liabilities	1,453	1,669
Total current liabilities	5,018	5,883
Long-term debt	7,841	7,840
Employee compensation and benefits	643	691
Loss contingency for Macondo well incident	439	439
Other liabilities	1,023	1,089
Total liabilities	14,964	15,942
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,071 shares)	2,678	2,679
Paid-in capital in excess of par value	309	309
Accumulated other comprehensive loss	(402)	(399)
Retained earnings	21,013	21,809
Treasury stock, at cost (222 and 223 shares)	(8,007)	(8,131)
Company shareholders’ equity	15,591	16,267
Noncontrolling interest in consolidated subsidiaries	32	31
Total shareholders’ equity	15,623	16,298
Total liabilities and shareholders’ equity	$30,587	$32,240
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income (loss)	$(641)	$616
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairments and other charges	1,208	—
Depreciation, depletion, and amortization	560	510
Other changes:
Receivables	763	(175)
Accounts payable	(318)	160
Inventories	(132)	(105)
Other	(628)	(52)
Total cash flows from operating activities	812	954
Cash flows from investing activities:
Capital expenditures	(704)	(643)
Purchases of investment securities	(27)	(55)
Sales of investment securities	22	50
Other investing activities	27	(26)
Total cash flows from investing activities	(682)	(674)
Cash flows from financing activities:
Dividends to shareholders	(153)	(127)
Payments to reacquire common stock	—	(500)
Other financing activities	51	113
Total cash flows from financing activities	(102)	(514)
Effect of exchange rate changes on cash	(25)	1
Increase (decrease) in cash and equivalents	3	(233)
Cash and equivalents at beginning of period	2,291	2,356
Cash and equivalents at end of period	$2,294	$2,123
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$167	$167
Income taxes	$135	$(25)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2014 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2015, the results of our operations for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three months ended March 31, 2015 may not be indicative of results for the full year.

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
The merger agreement has been unanimously approved by both companies' Board of Directors, our stockholders have approved the issuance of shares necessary to complete the acquisition of Baker Hughes, and Baker Hughes’ stockholders have adopted the merger agreement and thereby approved the acquisition. In April 2015, we announced we will market for sale some of our businesses to obtain competition authorities' approvals of the pending transaction. See Note 11 for further information on these anticipated divestitures. The closing of the transaction, which is subject to receipt of certain regulatory approvals and other conditions specified in the merger agreement, is expected to occur late in the second half of 2015.

Note 3. Impairments and Other Charges
We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset, and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.
During the first quarter of 2015, as a result of the recent downturn in the energy market and its corresponding impact on our business outlook, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding impairments and other charges. Additionally, we initiated a company-wide reduction in workforce during the quarter intended to reduce costs and better align our workforce with anticipated activity levels in the near-term, which resulted in us recording severance costs relating to termination benefits. We also recorded a write-off of our operations in both Libya and Yemen due to our decision to exit our operations in these countries.
    Primarily as a result of the events described above, we recorded a total of approximately $1.2 billion in charges during the first quarter of 2015, which consisted of asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, country and facility closures, and other items. We also recorded a $199 million foreign currency exchange loss in Venezuela during the quarter as discussed in further detail below.
The following table presents various charges we recorded during the first quarter of 2015 as a result of the economic downturn and other matters:

Millions of dollars	March 31, 2015	Income Statement Classification
Economic downturn:
Inventory write-downs	$309	Impairments and other charges
Fixed asset impairments	303	Impairments and other charges
Intangible asset impairments	165	Impairments and other charges
Severance costs	134	Impairments and other charges
Other	150	Impairments and other charges
Other matters:
Country closures	75	Impairments and other charges
Other	72	Impairments and other charges
Total impairments and other charges	$1,208
Venezuela currency devaluation loss	199	Other, net
Total charges	$1,407

Additionally, we determined that these recent events constituted a triggering event that would require us to update our goodwill impairment assessment through March 31, 2015. As a result of our analysis, we determined that the fair value of each reporting unit exceeded its net book value and therefore, no goodwill impairment was necessary as of March 31, 2015. A prolonged reduction in oil and natural gas prices may require us to record further asset impairments and other charges, including a potential impairment of the carrying value of our goodwill.
In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars based on supply and demand. We intend to utilize the SIMADI mechanism for liquidity purposes in our Venezuelan operations. We have historically remeasured our net monetary assets denominated in Bolívares using the official exchange rate of 6.3 Bolívares per United States dollar. During the first quarter of 2015, we began utilizing SIMADI to remeasure our net monetary assets denominated in Bolívares with a market rate of 192 Bolívares per United States dollar, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015.

Note 4. Business Segment and Geographic Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment.
The following table presents information on our business segments. “Corporate and other” includes expenses related to support functions and corporate executives. Also included are certain expenses not attributable to a particular business segment, such as costs related to the pending Baker Hughes acquisition that were incurred during the first quarter of 2015.
Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included in revenue and operating income of the applicable segment.

	Three Months Ended March 31
Millions of dollars	2015	2014
Revenue:
Completion and Production	$4,246	$4,420
Drilling and Evaluation	2,804	2,928
Total revenue	$7,050	$7,348
Operating income (loss):
Completion and Production	$462	$661
Drilling and Evaluation	306	398
Total operations	768	1,059
Corporate and other	(108)	(89)
Impairments and other charges (a)	(1,208)	—
Total operating income (loss)	$(548)	$970
Interest expense, net of interest income	(106)	(93)
Other, net	(224)	(31)
Income (loss) from continuing operations before income taxes	$(878)	$846
(a) Includes $510 million attributable to Completion and Production, $638 million attributable to Drilling and Evaluation, and $60 million attributable to Corporate and other during the three months ended March 31, 2015.

Receivables
As of March 31, 2015, 36% of our gross trade receivables were from customers in the United States. As of December 31, 2014, 39% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.
Venezuela. During the first quarter of 2015, we began utilizing the new SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we historically utilized. As a result, the United States dollar value of our trade receivables in Venezuela significantly declined. Our total outstanding trade receivables in Venezuela were $437 million, or approximately 7% of our gross trade receivables, as of March 31, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. Of the $437 million of receivables in Venezuela as of March 31, 2015, $130 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $670 million of receivables in Venezuela as of December 31, 2014, $256 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. For additional information about the new currency system, see Note 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

Note 5. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $187 million as of March 31, 2015 and $227 million as of December 31, 2014. If the average cost method had been used, total inventories would have been $36 million higher than reported as of March 31, 2015 and $38 million higher than reported as of December 31, 2014. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2015	December 31, 2014
Finished products and parts	$2,367	$2,606
Raw materials and supplies	883	754
Work in process	217	211
Total	$3,467	$3,571

During the first quarter of 2015, as a result of the recent downturn in the energy market and its corresponding impact on our business outlook, we determined the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding inventory write-downs. See Note 3 for further information about the impairments and other charges taken in the first quarter of 2015.
Finished products and parts are reported net of obsolescence reserves of $190 million as of March 31, 2015 and $161 million as of December 31, 2014.

Note 6. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Stock plans	129	129	—
Payments of dividends to shareholders	(153)	(153)	—
Other	(7)	(6)	(1)
Comprehensive income (loss)	(644)	(646)	2
Balance at March 31, 2015	$15,623	$15,591	$32

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(500)	(500)	—
Stock plans	146	146	—
Payments of dividends to shareholders	(127)	(127)	—
Other	(2)	(1)	(1)
Comprehensive income	620	626	(6)
Balance at March 31, 2014	$13,752	$13,725	$27

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2015. From the inception of this program in February 2006 through March 31, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2015	December 31, 2014
Defined benefit and other postretirement liability adjustments	$(323)	$(326)
Cumulative translation adjustments	(73)	(70)
Other	(6)	(3)
Total accumulated other comprehensive loss	$(402)	$(399)

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
The second phase of the MDL trial was held in October 2013. In January 2015, the MDL court ruled that, giving effect to the amount of oil collected as a result of BP’s cleanup efforts, a total of 3.19 million barrels of oil were discharged into the Gulf of Mexico for the purposes of determining the maximum penalty under the Clean Water Act (CWA).
The DOJ's civil action for CWA violations, fines, and penalties against BP Exploration, Anadarko Petroleum Corporation and Anadarko E&P Company LP, which had an approximate 25% interest in the Macondo well, was addressed by the MDL court in another phase of the trial during January 2015; testimony was completed but no ruling has been made yet.
Also, the MDL court has scheduled a trial of seven OPA test cases which are limited to the plaintiffs and BP. The plaintiffs have dropped their general maritime law claims against us in these test cases, although BP asserts in its affirmative defenses that the damages involved were caused by third parties such as Transocean and us.
Damages for the cases tried in the MDL proceeding, including punitive damages, if any, are expected to be tried pursuant to a process to be determined by the MDL court. Under ordinary MDL procedures, such cases would, unless waived by the respective parties, be tried in the courts from which they were transferred into the MDL. Discovery is underway for a trial of the State of Alabama’s OPA and general maritime law damages claims, with a potential trial commencing in the fourth quarter of 2015. Pursuant to a court-approved stipulation, we are not actively participating in this trial, but retain the right to participate should we determine that it is in our interest to do so.

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

•
BP’s claims against us for contribution, indemnity, or subrogation with respect to fines and penalties under the CWA or other federal or state statute are unresolved, although we believe that the claims are without merit and are subject to a release given by BP in our contract relating to the Macondo well; and

•
claims against us asserted by Transocean, and claims against us that are not included in the MDL, are unresolved, but these claims are subject to indemnification by BP pursuant to the rulings of the MDL court and we do not believe that these claims are material.

As of March 31, 2015, our remaining loss contingency liability related to the Macondo well incident was
$805 million, consisting of a current portion of $366.6 million and a non-current portion of $438.7 million. The $805 million represents a $733 million loss contingency related to our MDL Settlement and a loss contingency of $72 million unrelated to that settlement. Our loss contingency liability does not include potential recoveries from our insurers or indemnification by BP. See “Indemnification and Insurance” below for information regarding amounts that we could potentially recover from insurance and are currently unable to classify as probable.
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
In 2013, we settled the federal government's criminal investigation of us in relation to the Macondo well incident by pleading guilty to one misdemeanor violation of federal law concerning the deletion of certain computer files created after the occurrence of the Macondo well incident, paying a criminal fine of $0.2 million and agreeing to three years' probation.
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
In addition to our contractual indemnity arrangements, we had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through March 31, 2015, we have incurred legal fees and related expenses of approximately $322 million, of which $283 million has been reimbursed under our insurance program. With respect to our MDL Settlement, we have collected $93 million under our general liability insurance program.
With regard to the approximately $200 million of remaining insurance coverage relating to the Macondo well incident, most of the insurance carriers for that layer of coverage notified us that they do not intend to reimburse us with respect to our MDL Settlement. During the first quarter of 2015, we settled with one insurance carrier. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $170 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the consolidated financial statements as of March 31, 2015.
Fair Labor Standards Act (FLSA) Claim
In 2014, the U.S. Department of Labor Wage and Hour Division (DOL) commenced an audit to determine whether certain workers have been properly classified by us as exempt under the FLSA. In addition, litigation was commenced against us alleging that certain field professionals were not properly classified. During the first quarter of 2015, upon completion of a detailed analysis of the potential exposure involved and settlement of the pending litigation, we recorded corresponding loss contingency liabilities.
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
We filed a writ of certiorari with the United States Supreme Court seeking an appeal of the Fifth Circuit decision. In November 2013, the Supreme Court granted our writ. Oral argument was held before the Supreme Court in March 2014. The Supreme Court issued its decision in June 2014, maintaining the presumption of class member reliance through the “fraud on the market” theory, but holding that we are entitled to rebut that presumption by presenting evidence that there was no impact on our stock price from the alleged misrepresentation. Because the district court and the Fifth Circuit denied us that opportunity, the Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision. In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. Fact discovery and other pretrial deadlines have been stayed. The court has not yet issued a ruling on class certification. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $58 million as of March 31, 2015 and $57 million as of December 31, 2014. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of March 31, 2015, those eight sites accounted for approximately $1 million of our $58 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.
For the three months ended March 31, 2015, we incurred losses from continuing operations attributable to company shareholders and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Antidilutive securities during the quarter totaled eleven million shares, which includes options to purchase nine million shares of common stock where the exercise price was greater than the average market price and options to purchase two million shares of common stock which ordinarily would be considered dilutive if not for us being in a net loss position during the quarter.
For the three months ended March 31, 2014, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of awards granted under our stock incentive plans. There were no antidilutive shares outstanding for the quarter.

Note 9. Fair Value of Financial Instruments
At March 31, 2015, we held $105 million of investments in fixed income securities with maturities ranging from less than one year to November 2019, of which $61 million are classified as “Other current assets” and $44 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2014, we held $103 million of investments in fixed income securities, of which $56 million are classified as “Other current assets” and $47 million are classified as “Other assets” on our condensed consolidated balance sheets.
These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and recorded at fair value, and are classified as Level 2 assets. Our Level 2 asset fair values are based on quoted prices for identical assets in less active markets. We have no financial instruments measured at fair value based on quoted prices in active markets (Level 1) or using unobservable inputs (Level 3). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our long-term debt is as follows:

	March 31, 2015				December 31, 2014
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$5,511	$3,753	$9,264	$7,841	$4,822	$4,257	$9,079	$7,840

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
This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date for all entities, which would change the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption of this standard. We have not yet determined which transition method we will utilize upon adoption.

Discontinued Operations
On January 1, 2015, we adopted an accounting standard update issued by the FASB related to discontinued operations, which added criteria providing that only those disposals of a component of an entity or a group of components of an entity that represent a strategic shift in operations should be presented as discontinued operations. The update allows an entity to present a disposal as discontinued operations even when it has continuing cash flows and significant continuing involvement with the disposed component. The update also requires expanded disclosures for discontinued operations and individually significant components of an entity that does not qualify for discontinued operations reporting. The adoption of this update did not impact our condensed consolidated financial statements. This new pronouncement may have a material impact on our consolidated financial statements in connection with the anticipated divestitures related to the pending acquisition of Baker Hughes. The anticipated divestitures discussed in Note 11 will not be presented as discontinued operations under this new standard, as it does not represent a strategic shift in our business.

Note 11. Subsequent Events
On April 7, 2015, we announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses as part of the regulatory review of the pending Baker Hughes acquisition. The aggregate carrying amount of assets associated with these businesses is approximately $2.8 billion; primarily consisting of property, plant, and equipment, receivables, and inventories; the carrying amount of total liabilities associated with businesses to be sold will depend upon the structure of the underlying sales transactions. These businesses will be classified as held for sale beginning in the second quarter of 2015. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization on the asset is ceased while it is classified as held for sale.
The final sale of these businesses will be subject to our ability to negotiate acceptable terms and conditions, the approval of our Board of Directors and final approval of the Baker Hughes acquisition by competition authorities. We anticipate that we will complete the sale of these businesses in the same timeframe as the closing of the Baker Hughes acquisition, which is currently expected to occur late in the second half of 2015. See Note 2 for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, well intervention, pressure control services, well control and prevention services, pipeline and process services, specialty chemicals, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions (formerly Boots & Coots), Multi-Chem, and Artificial Lift.

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
Pending acquisition of Baker Hughes
On November 16, 2014, we and Baker Hughes entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. The acquisition is expected to create a leading global oilfield services company and combine the companies’ product and service capabilities to deliver exceptional depth and breadth of solutions to our customers. The closing of the transaction is expected to occur late in the second half of 2015. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition.
Financial results
We experienced a decline in revenue and margins in the first quarter of 2015, as compared to the first quarter of 2014, due to the depressed crude oil pricing environment. Our consolidated revenue for the first quarter of 2015 was $7.1 billion, a decrease of $298 million, or 4%, from the first quarter of 2014, attributable to reduced activity levels and pricing concessions in both North America and Europe/Africa/CIS regions. The industry experienced an unprecedented decline in North America drilling activity during the first quarter of 2015, which significantly impacted our financial results. Since November 2014, the United States experienced an approximately 50% decrease in rig count, which in turn has resulted in pricing pressure across the services industry.
During the first three months of 2015, we had a total operating loss of $548 million, a decrease of $1.5 billion from the $970 million of operating income in the first three months of 2014. The decrease in the first quarter of 2015 was mainly due to approximately $1.2 billion of impairments and other charges recorded during the quarter. These charges were recorded primarily as a result of the recent downturn in the energy market, and consisted of asset impairments and write-offs, impairments of intangible assets, inventory write-downs, severance costs, country and facility closures, and other items. We reduced our global headcount during the first quarter of 2015 in order to address current market conditions. We anticipate that these collective actions will result in cost savings beginning in the second quarter of 2015. See Note 3 to the condensed consolidated financial statements for further information about these first quarter charges. Additionally, our operating results were negatively impacted by reduced activity and profitability in most of our product services lines, particularly production enhancement services, in the United States land market.
Business outlook
We anticipate the remainder of 2015 will be challenging for us, as our customers continue to respond to the impact of reduced commodity prices by making downward revisions to their operating budgets, creating widespread pricing pressure on a global basis. As such, we expect continued near-term declines in activity levels and further pricing pressures, with corresponding reductions in revenue and operating margins in the second quarter of 2015. We are continuing to evaluate the impact of these conditions on our business and expect that further cost reducing actions may be required in the second quarter of 2015, although we anticipate that any resulting charges from such actions would be significantly less than the amounts we recorded in the first quarter. We continue to believe in the strength of the long-term fundamentals of our business. Despite the expected worldwide activity declines in 2015, energy demand is still anticipated to increase over the long term.

In North America, we continue to experience pricing pressures, which have impacted our margins. Lower commodity prices have translated into unprecedented reductions in rig count throughout the first quarter, which translated into competitive pricing pressure across all of our product service lines. We will likely continue to observe pricing pressure until we see stabilization in the rig count.
We took actions during the quarter reducing our headcount and cost structure to help mitigate the current market conditions that we are experiencing. We also believe that our focus on asset utilization and the efficiencies we expect to realize from our low cost service delivery model will benefit us during these market conditions.
Internationally, we expect the remainder of 2015 to be challenging across all of our international regions, as our customers continue to respond to current market conditions. Our Middle East/Asia region is expected to benefit from recent project awards in Saudi Arabia, Iraq, UAE, and Kuwait, partially offset by activity declines in Malaysia and Australia. Europe/Africa/CIS is experiencing significant activity declines across the entire region, with the most susceptible areas being the North Sea, Russia, and Angola. Lower activity levels are expected in Latin America, primarily in Mexico and Colombia, coupled with lower revenue and profitability in Venezuela as we utilize the new SIMADI exchange rate mechanism. See "Business Environment and Results of Operations" for further information about recent changes to exchange rates we are using in Venezuela.
While the intensity and duration of the current market downturn is uncertain, we intend to remain focused and look beyond the down cycle by continuing to invest in capital and strategic programs, and we will make necessary adjustments as activity dictates. We plan to continue executing the following strategies in 2015:
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
Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In addition, we have committed financing available to finance the cash portion of the consideration for the pending Baker Hughes acquisition. For additional information, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We had $2.3 billion of cash and equivalents at both March 31, 2015 and December 31, 2014. Additionally, at March 31, 2015, we held $105 million of investments in fixed income securities compared to $103 million at December 31, 2014. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. As of March 31, 2015, approximately $808 million of the $2.3 billion of cash and equivalents was held by our foreign subsidiaries, of which $313 million would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations.
Significant sources and uses of cash
Cash flows from operating activities were $812 million in the first three months of 2015.
Capital expenditures were $704 million in the first three months of 2015, and were predominantly made in our Production Enhancement, Sperry Drilling, Cementing, Production Solutions, and Wireline and Perforating product service lines.
During the first three months of 2015, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $313 million, primarily due to decreased business activity driven by current market conditions.
We paid $153 million in dividends to our shareholders during the first three months of 2015.
Future sources and uses of cash
Subject to the conditions set forth in the merger agreement, the closing of the acquisition of Baker Hughes is expected to occur late in the second half of 2015. We intend to finance the cash portion of the acquisition through a combination of cash on hand and debt financing. We have obtained a commitment letter for an $8.6 billion senior unsecured bridge facility, which is greater than the expected cash consideration required upon closing of the Baker Hughes acquisition. We have not drawn any amounts under this commitment as of March 31, 2015. We may issue debt securities, obtain bank loans or pursue other debt financings, or use cash on hand in lieu of utilizing all or a portion of the bridge facility. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition.
We manufacture our own equipment which gives us flexibility to assist in mitigating the impact of market conditions.
Capital spending for 2015 is currently expected to be approximately $2.8 billion, a reduction from the $3.3 billion of capital expenditures in 2014, primarily due to the current market environment. We intend to remain focused and look beyond the down cycle by continuing to invest in capital and strategic programs. The capital expenditures plan for 2015 is primarily directed toward our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.18 per common share, or approximately $153 million per quarter.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2015 and may be used for open market and other share purchases.
Other factors affecting liquidity
Financial position in current market. As of March 31, 2015, we had $2.3 billion of cash and equivalents, $105 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2015 can be fully funded through cash from operations.
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
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2015, based upon the location of the services provided and products sold, 48% of our consolidated revenue was from the United States, compared to 50% of consolidated revenue from the United States in the first three months of 2014. No other country accounted for more than 10% of our revenue during these periods.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2015	2014	2014
Oil price - WTI (1)	$48.54	$98.80	$93.37
Oil price - Brent (1)	53.95	107.81	99.04
Natural gas price - Henry Hub (2)	2.90	5.20	4.39

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2015	2014	2014
United States:
Land	1,331	1,725	1,804
Offshore (incl. Gulf of Mexico)	49	55	57
Total	1,380	1,780	1,861
Canada:
Land	306	526	378
Offshore	3	1	2
Total	309	527	380
International (excluding Canada):
Land	943	1,019	1,011
Offshore	318	318	326
Total	1,261	1,337	1,337
Worldwide total	2,950	3,644	3,578
Land total	2,580	3,270	3,193
Offshore total	370	374	385

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2015	2014	2014
United States (incl. Gulf of Mexico):
Oil	1,091	1,433	1,528
Natural gas	289	347	333
Total	1,380	1,780	1,861
Canada:
Oil	145	338	218
Natural gas	164	189	162
Total	309	527	380
International (excluding Canada):
Oil	1,002	1,070	1,070
Natural gas	259	267	267
Total	1,261	1,337	1,337
Worldwide total	2,950	3,644	3,578
Oil total	2,238	2,841	2,816
Natural gas total	712	803	762

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2015	2014	2014
United States (incl. Gulf of Mexico):
Horizontal	1,038	1,184	1,274
Vertical	213	387	376
Directional	129	209	211
Total	1,380	1,780	1,861

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
During the first quarter of 2015, WTI and Brent crude oil spot prices averaged approximately $49 and $54 per barrel, respectively, as compared to $99 and $108 per barrel, respectively, during the first quarter of 2014. Crude oil prices were negatively affected by a combination of factors, including weakening demand in Europe and Asia and increased production in the United States. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of crude oil. WTI crude oil spot prices decreased to a monthly average of approximately $48 per barrel in March, down nearly $3 per barrel from February, mainly due to increasing commercial crude oil inventories in Cushing, Oklahoma. Brent crude oil spot prices averaged approximately $56 per barrel in March, a decrease of $2 per barrel from the February average, as the combination of robust world crude oil supply growth and weak global demand contributed to an increase in the rate of global inventory builds.
According to the United States Energy Information Administration (EIA) April 2015 "Short Term Energy Outlook," Brent prices are projected to average $59 per barrel in 2015, with prices rising from an average of $56 per barrel in the second quarter to an average of $67 per barrel in the fourth quarter. WTI prices in 2015 are expected to average $7 per barrel below Brent prices. The EIA also noted that strong global oil inventory builds are expected to continue in the coming months, but are projected to moderate later in the year and provide stability to crude oil prices. Although there are no signs that point to an immediate rebalancing of the market, the International Energy Agency's (IEA) April 2015 "Oil Market Report" forecasts the 2015 global demand to average approximately 93.6 million barrels per day, which is up 1% from 2014, driven by an increase in all regions except for Europe and the Commonwealth of Independent States.
For the first quarter of 2015, the average Henry Hub natural gas price in the United States decreased by 44% compared to the first quarter of 2014, due to a decrease in natural gas storage withdrawals as a result of a this year's winter heating season being warmer than last year's historically cold winter. The Henry Hub natural gas spot price averaged $2.83 per MMBtu in March, a decline of $0.04 per MMBtu from February. The EIA's April 2015 "Short Term Energy Outlook" projects that monthly average spot prices will remain at less than $3 per MMBtu through May, and less than $4 per MMBtu through the remainder of the forecast. Over the long term, the EIA expects that increases in drilling efficiency and growth in oil production will continue to support growing natural gas production in the forecast.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the first quarter of 2015, the average oil directed rig count decreased 30%, while the average natural gas directed rig count decreased 15%, compared to the first quarter of 2014.
The United States rig count has dropped approximately 50% from the peak in late November 2014 and activity is still decreasing, although the pace of decline has slowed. Current market conditions aside, in the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will have beneficial implications for our operations.
In the Gulf of Mexico, the average offshore rig count for first quarter 2015 was down 11% compared to the first quarter of 2014. Activity in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The average international rig count for the first quarter of 2015 decreased by 6% compared to the first quarter of 2014. Declining crude oil prices have caused several of our customers to reduce their budgets and defer several new projects. We expect that 2015 will be a challenging year for all of our international regions, primarily in our Europe/Africa/CIS region, with our Middle East/Asia region likely being the most resilient.
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
Venezuela. In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars based on supply and demand. The three-tier exchange rate mechanisms are as follows: (i) the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar, which remains unchanged; (ii) the SICAD I, which will continue to hold periodic auctions for specific sectors of the economy with a rate of 12 Bolívares per United States dollar at March 31, 2015; and (iii) the Marginal Currency System, which replaces the SICAD II system with a market rate of 192 Bolívares per United States dollar at March 31, 2015.

We intend to utilize the new SIMADI mechanism for liquidity purposes in our Venezuelan operations. During the first quarter of 2015, we began utilizing the SIMADI mechanism to remeasure our net monetary assets denominated in Bolívares, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015.
As of March 31, 2015, our total net investment in Venezuela was approximately $556 million, including net monetary assets of $8 million denominated in Bolívares. Also, at March 31, 2015 we had $24 million of surety bond guarantees outstanding relating to our Venezuelan operations. The United States dollar value of our net monetary assets and surety bond guarantees have significantly declined from December 31, 2014 primarily as a result of the currency devaluation in Venezuela.
We are continuing to collect on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $437 million, or approximately 7% of our gross trade receivables, as of March 31, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. This significant decline is primarily driven by the currency devaluation in Venezuela, which more than offset increased activity during the quarter. Of the $437 million receivables in Venezuela as of March 31, 2015, $130 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2015 COMPARED TO 2014

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$4,246	$4,420	$(174)	(4)%
Drilling and Evaluation	2,804	2,928	(124)	(4)
Total revenue	$7,050	$7,348	$(298)	(4)%

By geographic region:
Completion and Production:
North America	$2,777	$2,927	$(150)	(5)%
Latin America	394	355	39	11
Europe/Africa/CIS	528	607	(79)	(13)
Middle East/Asia	547	531	16	3
Total	4,246	4,420	(174)	(4)
Drilling and Evaluation:
North America	765	974	(209)	(21)
Latin America	555	504	51	10
Europe/Africa/CIS	569	692	(123)	(18)
Middle East/Asia	915	758	157	21
Total	2,804	2,928	(124)	(4)
Total revenue by region:
North America	3,542	3,901	(359)	(9)
Latin America	949	859	90	10
Europe/Africa/CIS	1,097	1,299	(202)	(16)
Middle East/Asia	1,462	1,289	173	13

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$462	$661	$(199)	(30)%
Drilling and Evaluation	306	398	(92)	(23)
Corporate and other	(108)	(89)	(19)	(21)
Impairments and other charges	(1,208)	—	(1,208)	—
Total operating income (loss)	$(548)	$970	$(1,518)	(156)%

By geographic region:
Completion and Production:
North America	$234	$446	$(212)	(48)%
Latin America	65	48	17	35
Europe/Africa/CIS	55	78	(23)	(29)
Middle East/Asia	108	89	19	21
Total	462	661	(199)	(30)
Drilling and Evaluation:
North America	45	156	(111)	(71)
Latin America	57	52	5	10
Europe/Africa/CIS	31	68	(37)	(54)
Middle East/Asia	173	122	51	42
Total	306	398	(92)	(23)
Total operating income by region
(excluding Corporate and other):
North America	279	602	(323)	(54)
Latin America	122	100	22	22
Europe/Africa/CIS	86	146	(60)	(41)
Middle East/Asia	281	211	70	33

The 4% decrease in consolidated revenue in the first quarter of 2015, as compared to the first quarter of 2014, was primarily attributable to decreased well completion and drilling services in the United States land market, coupled with decreased activity in the Europe/Africa/CIS region, which more than offset strong activity growth across most product service lines in Saudi Arabia. Revenue outside of North America was 50% of consolidated revenue in the first quarter of 2015, compared to 47% of consolidated revenue in the first quarter of 2014.
The decrease of $1.5 billion, or 156%, in consolidated operating income during the first quarter of 2015, as compared to the first quarter of 2014, was driven by $1.2 billion of impairments and other charges in the first quarter of 2015 primarily to address the recent downturn in the energy market. See Note 3 to the condensed consolidated financial statements for further information.
Completion and Production revenue in the first quarter of 2015 decreased 4% as compared to the first quarter of 2014, primarily due to steep rig count declines and price discounts for well completion services in North America, along with decreased activity in Norway, Angola, Mexico, and Australia, which more than offset increased activity across all product lines in Venezuela and increased completion tools sales in Saudi Arabia, Qatar, and Nigeria. North America revenue dropped 5%, primarily as a result of steep rig count declines and pricing pressure. Latin America revenue increased 11%, mainly due to strong activity growth across all product service lines in Venezuela, which more than offset decreased pressure pumping services in Mexico. Europe/Africa/CIS revenue decreased 13%, as a result of decreased completion tools sales in Angola and decreased activity across all product service lines in Norway, which more than offset increased completion tools sales in Nigeria. Middle East/Asia revenue grew 3%, mainly due to increased completion tools sales and stimulation activity in Saudi Arabia, which were partially offset by decreased pressure pumping services in Australia. Revenue outside of North America was 35% of total segment revenue in the first quarter of 2015, compared to 34% of total segment revenue in the first quarter of 2014.
Completion and Production operating income was $462 million, a decrease of $199 million, or 30%, compared to the first quarter of 2014. North America operating income declined $212 million, or 48%, from the first quarter of 2014, primarily due to activity declines and price discounts impacting well completion services. Latin America operating income increased $17 million, or 35%, compared to the first quarter of 2014, primarily as a result of improved activity and profitability across all product lines in Venezuela. Europe/Africa/CIS operating income decreased $23 million, or 29%, from the first quarter of 2014, mainly due to decreased well completion services in Norway and decreased completion tools sales in Angola. Middle East/Asia operating income improved by $19 million, or 21%, compared to the first quarter of 2014, primarily due to increased completion tools sales in Qatar and Saudi Arabia.
Drilling and Evaluation revenue decreased 4% in the first quarter of 2015, compared to the first quarter of 2014, as a result of decreased drilling activity and fluid services in the United States land market and Europe/Africa/CIS region, which more than offset strong activity growth across all product service lines in Saudi Arabia and increased drilling activity in Venezuela. North America revenue dropped 21%, compared to the first quarter of 2014, due to decreased drilling activity and fluid services in the United States land market. Latin America revenue increased 10%, primarily due to increased fluid services and drilling activity in Venezuela and Argentina. Europe/Africa/CIS revenue decreased 18% as a result of decreased fluid services in Norway and decreased drilling services in Russia. Middle East/Asia revenue grew 21%, mainly due to strong activity growth across all product service lines in Saudi Arabia and increased consulting services in Indonesia and India. Revenue outside of North America was 73% of total segment revenue in the first quarter of 2015, compared to 67% of total segment revenue in the first quarter of 2014.
Drilling and Evaluation operating income was $306 million, a decrease of $92 million, or 23%, compared to the first quarter of 2014. North America operating income decreased $111 million, or 71%, from the first quarter of 2014, primarily due to decreased fluid and drilling services in the United States land market. Latin America operating income improved by $5 million, or 10%, compared to the first quarter of 2014, primarily due to increased fluid and drilling services in Venezuela, which were partially offset by reduced testing and fluid services in Brazil and Mexico. Europe/Africa/CIS operating income declined $37 million, or 54%, from the first quarter of 2014, mainly due to decreased fluid activity in Norway as well as currency and sanction-related issues in Russia. Middle East/Asia operating income increased $51 million, or 42%, compared to the first quarter of 2014, driven by strong activity growth across all product lines in Saudi Arabia.
Corporate and other was $108 million of expenses in the first quarter of 2015, compared to $89 million of expenses in the first quarter of 2014, primarily due to $39 million of costs related to the pending Baker Hughes acquisition.
Impairments and other charges. Primarily as a result of the recent downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $1.2 billion in company-wide charges during the first quarter of 2015, which consisted of asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, and other charges. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Other, net was $224 million of expenses for the quarter ended March 31, 2015, compared to $31 million of expenses for the quarter ended March 31, 2014. This $193 million increase is primarily due to a $199 million foreign exchange loss we incurred in Venezuela as a result of utilizing the new SIMADI currency exchange mechanism. See Note 3 to the condensed consolidated financial statements and "Business Environment and Results of Operations" for further information.
Effective tax rate. Our effective tax rate on continuing operations for the quarter ended March 31, 2015 was 27.4%, which includes the tax effects of the $1.2 billion of impairments and other charges recorded during the quarter, and was positively impacted by settlements of certain international tax audits. Our effective tax rate on continuing operations for the quarter ended March 31, 2014 was 27.1%, which was positively impacted by a revised estimate of the tax basis of foreign leased assets. The effective tax rates in both periods were affected by lower tax rates in certain foreign jurisdictions.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 7 to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2014.

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
As of March 31, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	129,201	$39.48	—	$5,700,004,373
February 1 - 28	10,892	$44.38	—	$5,700,004,373
March 1 - 31	37,717	$42.88	—	$5,700,004,373
Total	177,810	$40.50	—

(a)
All of the 177,810 shares purchased during the three-month period ended March 31, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2015. From the inception of this program in February 2006 through March 31, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

HALLIBURTON COMPANY

/s/ Christian A. Garcia	/s/ Charles E. Geer, Jr.
Christian A. Garcia	Charles E. Geer, Jr.
Senior Vice President, Finance and	Vice President and
Acting Chief Financial Officer	Corporate Controller

Date: April 23, 2015