Form 10-Q
period 2015-06-30
HALLIBURTON CO
filed 2015-07-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

As of July 17, 2015, 854,749,132 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2015	2014	2015	2014
Revenue:
Services	$4,380	$6,127	$9,727	$11,667
Product sales	1,539	1,924	3,242	3,732
Total revenue	5,919	8,051	12,969	15,399
Operating costs and expenses:
Cost of services	3,942	5,151	8,915	9,916
Cost of sales	1,291	1,617	2,603	3,155
Impairments and other charges	306	—	1,514	—
Baker Hughes acquisition-related costs	83	—	122	—
General and administrative	43	89	109	164
Total operating costs and expenses	5,665	6,857	13,263	13,235
Operating income (loss)	254	1,194	(294)	2,164
Interest expense, net of interest income of $4, $4, $7 and $7	(106)	(94)	(212)	(187)
Other, net	(23)	(24)	(247)	(55)
Income (loss) from continuing operations before income taxes	125	1,076	(753)	1,922
Income tax benefit (provision)	(71)	(299)	170	(528)
Income (loss) from continuing operations	54	777	(583)	1,394
Loss from discontinued operations, net of income tax benefit of $1, $1, $3 and $2	(1)	(2)	(5)	(3)
Net income (loss)	$53	$775	$(588)	$1,391
Net (income) loss attributable to noncontrolling interest	1	(1)	(1)	5
Net income (loss) attributable to company	$54	$774	$(589)	$1,396
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$55	$776	$(584)	$1,399
Loss from discontinued operations, net	(1)	(2)	(5)	(3)
Net income (loss) attributable to company	$54	$774	$(589)	$1,396
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.06	$0.92	$(0.69)	$1.65
Loss from discontinued operations, net	—	—	(0.01)	—
Net income (loss) per share	$0.06	$0.92	$(0.70)	$1.65
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.06	$0.91	$(0.69)	$1.64
Loss from discontinued operations, net	—	—	(0.01)	—
Net income (loss) per share	$0.06	$0.91	$(0.70)	$1.64

Cash dividends per share	$0.18	$0.15	$0.36	$0.30
Basic weighted average common shares outstanding	852	846	851	847
Diluted weighted average common shares outstanding	854	852	851	853
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2015	2014	2015	2014
Net income (loss)	$53	$775	$(588)	$1,391
Other comprehensive income, net of income taxes:
Unrealized gain on cash flow hedges	$106	$—	$106	$—
Other	(2)	—	(5)	4
Other comprehensive income (loss), net of income taxes	104	—	101	4
Comprehensive income (loss)	$157	$775	$(487)	$1,395
Comprehensive (income) loss attributable to noncontrolling interest	1	(1)	(1)	5
Comprehensive income (loss) attributable to company shareholders	$158	$774	$(488)	$1,400
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,760	$2,291
Receivables (net of allowances for bad debts of $166 and $137)	5,633	7,564
Inventories	2,831	3,571
Assets held for sale	2,104	—
Other current assets	1,896	1,642
Total current assets	15,224	15,068
Property, plant, and equipment (net of accumulated depreciation of $9,340 and $11,007)	11,153	12,475
Goodwill	1,983	2,330
Other assets	2,246	2,367
Total assets	$30,606	$32,240
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,181	$2,814
Accrued employee compensation and benefits	809	1,033
Loss contingency for Macondo well incident	367	367
Other current liabilities	1,648	1,669
Total current liabilities	5,005	5,883
Long-term debt	7,838	7,840
Employee compensation and benefits	595	691
Loss contingency for Macondo well incident	439	439
Other liabilities	1,014	1,089
Total liabilities	14,891	15,942
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,071 shares)	2,677	2,679
Paid-in capital in excess of par value	176	309
Accumulated other comprehensive loss	(298)	(399)
Retained earnings	20,914	21,809
Treasury stock, at cost (217 and 223 shares)	(7,784)	(8,131)
Company shareholders’ equity	15,685	16,267
Noncontrolling interest in consolidated subsidiaries	30	31
Total shareholders’ equity	15,715	16,298
Total liabilities and shareholders’ equity	$30,606	$32,240
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income (loss)	$(588)	$1,391
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairments and other charges	1,514	—
Depreciation, depletion, and amortization	1,016	1,034
Other changes:
Receivables	1,540	(594)
Accounts payable	(557)	355
Inventories	(117)	(218)
Other	(813)	107
Total cash flows from operating activities	1,995	2,075
Cash flows from investing activities:
Capital expenditures	(1,223)	(1,375)
Purchases of investment securities	(43)	(115)
Sales of investment securities	45	204
Other investing activities	(14)	(234)
Total cash flows from investing activities	(1,235)	(1,520)
Cash flows from financing activities:
Dividends to shareholders	(306)	(254)
Payments to reacquire common stock	—	(500)
Other financing activities	63	230
Total cash flows from financing activities	(243)	(524)
Effect of exchange rate changes on cash	(48)	(27)
Increase in cash and equivalents	469	4
Cash and equivalents at beginning of period	2,291	2,356
Cash and equivalents at end of period	$2,760	$2,360
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$191	$191
Income taxes	$330	$342
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2015, the results of our operations for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and six months ended June 30, 2015 may not be indicative of results for the full year.

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
The merger agreement has been unanimously approved by both companies' Board of Directors, our stockholders have approved the issuance of shares necessary to complete the acquisition of Baker Hughes, and Baker Hughes’ stockholders have adopted the merger agreement and thereby approved the acquisition. In April 2015, we announced we will market for sale some of our businesses to obtain competition authorities' approvals of the pending transaction. See the section below for further information on these anticipated divestitures. The closing of the transaction is subject to receipt of certain regulatory approvals and other conditions specified in the merger agreement. We are targeting closing the acquisition in late 2015. However, the merger agreement provides that the closing can be extended into 2016, if necessary.

Assets Held for Sale
In April 2015, we announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses as part of the regulatory review of the pending Baker Hughes acquisition. The assets and liabilities for these businesses, which are included within our Drilling and Evaluation operating segment, were classified as held for sale beginning in the second quarter of 2015. These anticipated divestitures are not presented as discontinued operations in our condensed consolidated statements of operations, as it does not represent a strategic shift in our business. During the three and six months ended June 30, 2015, we generated revenue from these assets of $684 million and $1.5 billion, respectively, as compared to $907 million and $1.8 billion during the three and six months ended June 30, 2014, respectively. Additionally, during the three and six months ended June 30, 2015, we recognized operating income from these assets, consistent with our business segments presentation in Note 4, of $144 million and $220 million, respectively, as compared to $102 million and $209 million during the three and six months ended June 30, 2014, respectively.
When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. As of June 30, 2015, we determined the fair value less cost to sell exceeded the carrying amount of our assets held for sale. In addition, depreciation and amortization on the asset is ceased while it is classified as held for sale.
A summary of the carrying amounts of assets and liabilities held for sale on our condensed consolidated balance sheet as of June 30, 2015 related to the anticipated divestitures discussed above is detailed below.

Millions of dollars	June 30, 2015
Assets
Property, plant, and equipment	$1,131
Inventories	582
Goodwill	375
Other assets	16
Total assets	$2,104
Liabilities
Employee benefit liabilities (a)	$51
Other liabilities (a)	12
Total liabilities	$63
(a) Liabilities held for sale are classified within “Other current liabilities” on our condensed consolidated balance sheet as of June 30, 2015.

The final sale of these businesses will be subject to our ability to negotiate acceptable terms and conditions, the approval of our Board of Directors and final approval of the Baker Hughes acquisition by competition authorities. We anticipate that we will complete the sale of these businesses concurrent with the closing of the Baker Hughes acquisition.

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
During the three and six months ended June 30, 2015, as a result of the recent downturn in the energy market and its corresponding impact on our business outlook, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding impairments and other charges. Additionally, we initiated a company-wide reduction in workforce by approximately 16% during the first half of 2015 intended to reduce costs and better align our workforce with anticipated activity levels in the near-term, which resulted in us recording severance costs relating to termination benefits. We also recorded a write-off of our operations in both Libya and Yemen during the first quarter of 2015 due to our decision to exit our operations in these countries. As part of the anticipated divestitures of certain businesses included in our Drilling and Evaluation operating segment, we are incurring certain non-capitalizable costs which we have included within "other matters" in the table below.
Primarily as a result of the events described above, we recorded a total of $0.3 billion in charges during the second quarter of 2015 and approximately $1.5 billion in charges during the first six months of 2015, which consisted of asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, country and facility closures, and other items. We also recorded a $199 million foreign currency exchange loss in Venezuela during the first quarter of 2015 as discussed in further detail below.
The following table presents various charges we recorded during the three and six months ended June 30, 2015 as a result of the economic downturn and other matters:

Millions of dollars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Income Statement Classification
Economic downturn:
Fixed asset impairments	$177	$494	Impairments and other charges
Severance costs	78	212	Impairments and other charges
Inventory write-downs	39	346	Impairments and other charges
Intangible asset impairments	8	172	Impairments and other charges
Other	—	152	Impairments and other charges
Other matters:
Country closures	2	77	Impairments and other charges
Other	2	61	Impairments and other charges
Total impairments and other charges	$306	$1,514
Venezuela currency devaluation loss	—	199	Other, net
Total charges	$306	1,713

Additionally, we determined that these recent events constituted a triggering event that would require us to update our goodwill impairment assessment through June 30, 2015. As a result of our analysis, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairment was necessary as of June 30, 2015. A prolonged period of low oil and natural gas prices may require us to record further asset impairments and other charges, including a potential impairment of the carrying value of our goodwill.
In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars based on supply and demand. We intend to utilize the SIMADI mechanism for liquidity purposes in our Venezuelan operations. Prior to 2015, we had remeasured our net monetary assets denominated in Bolívares using the official exchange rate of 6.3 Bolívares per United States dollar. During the first quarter of 2015, we began utilizing SIMADI to remeasure our net monetary assets denominated in Bolívares with a market rate of 192 Bolívares per United States dollar as of March 31, 2015, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015.

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
The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2015	2014	2015	2014
Revenue:
Completion and Production	$3,444	$4,942	$7,690	$9,362
Drilling and Evaluation	2,475	3,109	5,279	6,037
Total revenue	$5,919	$8,051	$12,969	$15,399
Operating income (loss):
Completion and Production	$313	$887	$775	$1,548
Drilling and Evaluation	400	414	706	812
Total operations	713	1,301	1,481	2,360
Corporate and other (a)	(153)	(107)	(261)	(196)
Impairments and other charges (b)	(306)	—	(1,514)	—
Total operating income (loss)	$254	$1,194	$(294)	$2,164
Interest expense, net of interest income	(106)	(94)	(212)	(187)
Other, net	(23)	(24)	(247)	(55)
Income (loss) from continuing operations before income taxes	$125	$1,076	$(753)	$1,922
(a) Includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives, as well as costs related to the pending Baker Hughes acquisition incurred during the three and six months ended June 30, 2015.
(b) Includes $211 million attributable to Completion and Production, $89 million attributable to Drilling and Evaluation, and $6 million attributable to Corporate and other for the three months ended June 30, 2015. Includes $720 million attributable to Completion and Production,$727 million attributable to Drilling and Evaluation, and $67 million attributable to Corporate and other for the six months ended June 30, 2015.

Receivables
As of June 30, 2015, 31% of our gross trade receivables were from customers in the United States. As of December 31, 2014, 39% of our gross trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our gross trade receivables at these dates.
Venezuela. During the first quarter of 2015, we began utilizing the new SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we had previously utilized. As a result, the United States dollar value of our trade receivables in Venezuela significantly declined. Our total outstanding trade receivables in Venezuela were $521 million, or approximately 9% of our gross trade receivables, as of June 30, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. Of the $521 million of receivables in Venezuela as of June 30, 2015, $165 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $670 million of receivables in Venezuela as of December 31, 2014, $256 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. For additional information about the new currency system, see Note 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

Note 5. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $151 million as of June 30, 2015 and $227 million as of December 31, 2014. If the average cost method had been used, total inventories would have been $6 million higher than reported as of June 30, 2015 and $38 million higher than reported as of December 31, 2014. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2015	December 31, 2014
Finished products and parts	$2,071	$2,606
Raw materials and supplies	593	754
Work in process	167	211
Total	$2,831	$3,571

We reclassified $582 million of our inventory to assets held for sale as of June 30, 2015. See Note 2 for further information.
During the first six months of 2015, as a result of the recent downturn in the energy market and its corresponding impact on our business outlook, we determined the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding inventory write-downs. See Note 3 for further information about the impairments and other charges taken in the three and six months ended June 30, 2015.
Finished products and parts are reported net of obsolescence reserves of $201 million as of June 30, 2015 and $161 million as of December 31, 2014.

Note 6. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Payments of dividends to shareholders	(306)	(306)	—
Stock plans	254	254	—
Other	(44)	(42)	(2)
Comprehensive income (loss)	(487)	(488)	1
Balance at June 30, 2015	$15,715	$15,685	$30

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(500)	(500)	—
Stock plans	357	357	—
Payments of dividends to shareholders	(254)	(254)	—
Other	(26)	(22)	(4)
Comprehensive income	1,395	1,400	(5)
Balance at June 30, 2014	$14,587	$14,562	$25

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2015. From the inception of this program in February 2006 through June 30, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2015	December 31, 2014
Defined benefit and other postretirement liability adjustments	$(318)	$(326)
Accumulated gain on cash flow hedges	106	—
Cumulative translation adjustments	(75)	(70)
Other	(11)	(3)
Total accumulated other comprehensive loss	$(298)	$(399)

Note 7. Commitments and Contingencies
Macondo well incident
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. The Deepwater Horizon was owned by an affiliate of Transocean Ltd and had been drilling the Macondo exploration well in the Gulf of Mexico for the lease operator, BP Exploration & Production, Inc. (BP). We performed a variety of services on that well for BP. There were eleven fatalities and a number of injuries as a result of the Macondo well incident.
Litigation and settlements. Numerous lawsuits relating to the Macondo well incident and alleging damages arising from the blowout were filed against various parties, including BP, Transocean and us, in federal and state courts throughout the United States, most of which were consolidated in a Multi District Litigation proceeding (MDL) in the United States Eastern District of Louisiana. The defendants in the MDL proceeding filed a variety of cross claims against each other.
In 2012, BP reached a settlement to resolve the substantial majority of eligible private economic loss and medical claims stemming from the Macondo well incident (BP MDL Settlements). The MDL court has since certified the classes and granted final approval for the BP MDL Settlements, which also provided for the release by participating plaintiffs of compensatory damage claims against us.
The trial for the first phase of the MDL proceeding occurred in February 2013 through April 2013 and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. In September 2014, the MDL court ruled (Phase One Ruling) that, among other things, (1) in relation to the Macondo well incident, BP’s conduct was reckless, Transocean’s conduct was negligent, and our conduct was negligent, (2) fault for the Macondo blowout, explosion, and spill was apportioned 67% to BP, 30% to Transocean and 3% to us, and (3) the indemnity and release clauses in our contract with BP are valid and enforceable against BP. The MDL court did not find that our conduct was grossly negligent, thereby, subject to any appeals, eliminating our exposure in the MDL for punitive damages. The appeal process for the Phase One Ruling is underway, with various parties filing briefs according to a court-ordered schedule.
In September 2014, prior to the Phase One Ruling, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement). Pursuant to our MDL Settlement, we agreed to pay an aggregate of $1.1 billion, which includes legal fees and costs, into a settlement fund in three installments over two years, except that one installment of legal fees will not be paid until all of the conditions to the settlement have been satisfied or waived. Certain conditions must be satisfied before our MDL Settlement becomes effective and the funds are released from the settlement fund. These conditions include, among others, the issuance of a final order of the MDL court, including the resolution of certain appeals. In addition, we have the right to terminate our MDL Settlement if more than an agreed number of plaintiffs elect to opt out of the settlement prior to the expiration of the opt out deadline to be established by the MDL court. Before approving our MDL Settlement, the MDL court must certify the settlement class, the numerous class members must be notified of the proposed settlement, and the court must hold a fairness hearing. We are unable to predict when the MDL court will approve our MDL Settlement.
Our MDL Settlement does not cover claims against us by the state governments of Alabama, Florida, Mississippi, Louisiana, or Texas, claims by our own employees, compensatory damages claims by plaintiffs in the MDL that opted out of or were excluded from the settlement class in the BP MDL Settlements, or claims by other defendants in the MDL or their respective employees. However, these claims have either been dismissed, are subject to dismissal, are subject to indemnification by BP, or are not believed to be material.
On May 20, 2015, we and BP entered into an agreement to resolve all remaining claims against each other, and pursuant to which BP will defend and indemnify us in future trials for compensatory damages. On July 2, 2015, BP announced that it had reached agreements in principle to settle all remaining federal, state and local government claims arising from the Macondo well incident.
Regulatory action. In October 2011, the Bureau of Safety and Environmental Enforcement (BSEE) issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property, and the environment as a result of a failure to perform operations in a safe and workmanlike manner. We have appealed the INCs, but the appeal has been suspended pending certain proceedings in the MDL and potential appeals. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation.
Loss contingency. As of June 30, 2015, our remaining loss contingency liability related to the Macondo well incident was $805 million, consisting of a current portion of $366.6 million and a non-current portion of $438.7 million. The $805 million represents a $733 million loss contingency related to our MDL Settlement and a loss contingency of $72 million unrelated to that settlement. Our loss contingency liability does not include potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance that we are currently unable to classify as probable.
Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.
Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. We have received payments from our insurers with respect to covered legal fees incurred in connection with the Macondo well incident. Through June 30, 2015, we have incurred legal fees and related expenses of approximately $324 million, of which $283 million has been reimbursed under our insurance program. With respect to our MDL Settlement, we have collected $93 million under our general liability insurance program.
With regard to the approximately $200 million of remaining insurance coverage relating to the Macondo well incident, most of the insurance carriers for that layer of coverage notified us that they do not intend to reimburse us with respect to our MDL Settlement. During the first quarter of 2015, we settled with one insurance carrier. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $170 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the consolidated financial statements as of June 30, 2015.
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

In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court held a hearing in March 2008, and issued an order in November 2008 denying the motion for class certification. The Fifth Circuit Court of Appeals affirmed the district court’s order denying class certification. In June 2011, the United States Supreme Court reversed the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification and the case was returned to the lower courts for further consideration.
In January 2012, the district court issued an order certifying the class. In April 2013, the Fifth Circuit issued an order affirming the district court's order.
Our writ of certiorari with the United States Supreme Court was granted and in June 2014 the Supreme Court issued its decision, maintaining the presumption of class member reliance through the “fraud on the market” theory, but holding that we are entitled to rebut that presumption by presenting evidence that there was no impact on our stock price from the alleged misrepresentation. Because the district court and the Fifth Circuit denied us that opportunity, the Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision. In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. The court has not yet issued a ruling on class certification. Fact discovery and other pretrial deadlines have been stayed. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Excluding our loss contingency for the Macondo well incident, our accrued liabilities for environmental matters were $57 million as of June 30, 2015 and $57 million as of December 31, 2014. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2015, those eight sites accounted for approximately $3 million of our $57 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. For the three months ended June 30, 2015, and the three and six months ended June 30, 2014, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of awards granted under our stock incentive plans.
Excluded from the computation of diluted income per share are options to purchase five million shares of common stock that were outstanding during the three months ended June 30, 2015 and options to purchase one million shares of common stock that were outstanding during the six months ended June 30, 2014. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares. There were no antidilutive shares outstanding for the three months ended June 30, 2014.
For the six months ended June 30, 2015, we incurred losses from continuing operations attributable to company shareholders and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Antidilutive securities for the six months ended June 30, 2015 totaled nine million shares, which includes options to purchase seven million shares of common stock where the exercise price was greater than the average market price and options to purchase two million shares of common stock which ordinarily would be considered dilutive if not for us being in a net loss position for the six months ended June 30, 2015.

Note 9. Fair Value of Financial Instruments
At June 30, 2015, we held $93 million of investments in fixed income securities with maturities ranging from less than one year to November 2019, of which $58 million are classified as “Other current assets” and $35 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2014, we held $103 million of investments in fixed income securities, of which $56 million are classified as “Other current assets” and $47 million are classified as “Other assets” on our condensed consolidated balance sheets.
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
The carrying amount and fair value of our long-term debt is as follows:

	June 30, 2015				December 31, 2014
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$412	$8,389	$8,801	$7,838	$4,822	$4,257	$9,079	$7,840

Our Level 1 debt fair values are calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our Level 2 debt fair values are calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Differences between the periods presented in our Level 1 and Level 2 classification of our long-term debt relate to the timing of when transactions are executed. We have no debt measured at fair value using unobservable inputs (Level 3).
We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion in order to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt.  During the second quarter of 2015, we executed forward starting interest rate swaps to manage our exposure to interest rate changes associated with the anticipated issuance of fixed-rate debt in connection with the pending Baker Hughes acquisition. These newly executed swaps, which hedge the variability in cash flows of future interest payments due to changes in LIBOR rates, are designated as cash flow hedges, are determined to be highly effective, and are recorded on the balance sheet at fair value with the effective portion of the change in fair value of the hedging instrument recorded in other comprehensive income. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets and was immaterial as of June 30, 2015 and December 31, 2014. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2).

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
This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one-year deferral of the revenue recognition standard's effective date for all entities, which will change the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period once the Accounting Standards Update has been issued. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption. We have not yet determined which transition method we will utilize upon adoption on the effective date.

Discontinued Operations
On January 1, 2015, we adopted an accounting standards update issued by the FASB related to discontinued operations, which added criteria providing that only those disposals of a component of an entity or a group of components of an entity that represent a strategic shift in operations should be presented as discontinued operations. The update allows an entity to present a disposal as discontinued operations even when it has continuing cash flows and significant continuing involvement with the disposed component. The update also requires expanded disclosures for discontinued operations and individually significant components of an entity that does not qualify for discontinued operations reporting. The adoption of this update did not impact our condensed consolidated financial statements. This new pronouncement may have a material impact on our consolidated financial statements in connection with the anticipated divestitures related to the pending acquisition of Baker Hughes. The anticipated divestitures discussed in Note 2 will not be presented as discontinued operations under this new standard, as it does not represent a strategic shift in our business.

Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. The update will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and may be adopted earlier on a voluntary basis. We intend to adopt this update upon execution of the debt financing for the pending Baker Hughes acquisition. At that time we will apply the change retrospectively for prior period balances of unamortized debt issuance costs within our statement of financial position. We do not expect the adoption of this update to have a material impact on our consolidated financial statements. See Note 2 for further information about the pending acquisition.

Note 11. Revolving Credit Facility
On July 21, 2015, we entered into a new five-year revolving credit agreement, with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the Baker Hughes acquisition and satisfaction of the conditions provided in the credit agreement. The credit agreement is for general working capital purposes and expires on July 21, 2020. The credit agreement replaced our $3.0 billion five-year revolving credit agreement dated February 22, 2011, as amended, which was terminated on July 21, 2015 in conjunction with entering into the new credit agreement.

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
Pending acquisition of Baker Hughes
On November 16, 2014, we and Baker Hughes entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. The acquisition is expected to create a leading global oilfield services company and combine the companies’ product and service capabilities to deliver exceptional depth and breadth of solutions to our customers. The closing of the transaction is expected to occur in late 2015. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition.
Financial results
We experienced a decline in revenue and margins in the second quarter of 2015, as compared to the second quarter of 2014, due to the depressed crude oil pricing environment. Our consolidated revenue for the second quarter of 2015 was $5.9 billion, a decrease of $2.1 billion, or 26%, from the second quarter of 2014, attributable to reduced activity levels and pricing concessions in both North America and Europe/Africa/CIS regions. The industry experienced an unprecedented decline in North America stimulation activity during the first half of 2015, which significantly impacted our financial results. Since November 2014, the United States experienced an approximately 55% decrease in rig count, which in turn has resulted in pricing pressure across the services industry.
During the first six months of 2015, we had an operating loss of $294 million, as compared to operating income of $2.2 billion in the first six months of 2014. The decrease was primarily due to approximately $1.5 billion of impairments and other charges recorded during the first six months of 2015. These charges were recorded primarily as a result of the recent downturn in the energy market, and consisted of asset impairments and write-offs, impairments of intangible assets, inventory write-downs, severance costs, country and facility closures, and other items. We took actions during the first six months of 2015 by reducing our cost structure, including a global headcount reduction of approximately 16%, to help mitigate the current market conditions that we are experiencing. We anticipate that these collective actions will result in additional cost savings in the second half of 2015. See Note 3 to the condensed consolidated financial statements for further information about these charges. Additionally, our operating results were negatively impacted by reduced activity and pricing pressure in most of our product services lines, particularly stimulation activity, in the United States land market.
Business outlook
While the first half of 2015 has been challenging for us, as the impact of reduced commodity prices created widespread pricing pressure on a global basis, the pace of rig count decline has slowed and we have seen activity stabilize. We believe the collective cost reduction initiatives we took during the first half of the year will result in cost savings going forward that will help mitigate current market conditions. We continue to believe in the strength of the long-term fundamentals of our business. Despite the expected worldwide activity declines in 2015, energy demand is still anticipated to increase over the long term.
In North America, we continue to experience pricing pressures, which have impacted our margins. Lower commodity prices have translated into unprecedented reductions in rig count throughout the first six months of the year, which translated into competitive pricing pressure across all of our product service lines. The U.S. rig count has dropped approximately 55% from the peak in late November 2014, but recently the pace of decline has slowed significantly. During the second quarter of 2015, the average rig count in North America declined 40%, sequentially, although our North America revenue declined only 25%. Decremental margins in the second quarter were better than previous cycles, demonstrating that our cost reduction initiatives are helping to offset the current market challenges. We believe that our focus on asset utilization and the efficiencies we expect to realize from our low cost service delivery model will also benefit us during these market conditions.
Internationally, the markets have been more resilient than North America, however they are not immune to the impacts of the lower commodity price environment. Although we have experienced some pricing declines in the first half of the year, we are anticipating a greater impact in the second half of the year. We also continue to work with our customers to improve project economics through technology and improved operating efficiency. Lower activity levels persisted internationally during the second quarter of 2015, including in Latin America where lower revenue and profitability were impacted by continued customer budget cuts throughout the region and the negative currency impact of the new exchange rate in Venezuela. We expect to see further impacts as we continue to utilize this new Venezuelan exchange rate for accounting purposes. See "Business Environment and Results of Operations" for further information about recent changes to exchange rates we are using in Venezuela.
While the intensity and duration of the current market downturn is uncertain, we intend to remain focused and look beyond the down cycle by continuing to invest in capital and strategic programs, and we will make further adjustments as required to adjust to market conditions. Manufacturing our own equipment provides us with the utmost flexibility to adjust our capital spend based on our visibility of the market. As such, given the continued decline in activity levels, we are reducing our capital expenditures for 2015 to $2.6 billion, representing a 21% year-over-year decline.
We plan to continue executing the following strategies in 2015:
- directing capital and resources into strategic growth markets, including unconventional plays, mature fields, and deepwater;

-	leveraging our broad technology offerings to provide value to our customers and enabling them to more efficiently drill and complete their wells;

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

LIQUIDITY AND CAPITAL RESOURCES

We had $2.8 billion and $2.3 billion of cash and equivalents at June 30, 2015 and December 31, 2014, respectively. Additionally, at June 30, 2015, we held $93 million of investments in fixed income securities compared to $103 million at December 31, 2014. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. As of June 30, 2015, approximately $1.2 billion of the $2.8 billion of cash and equivalents was held by our foreign subsidiaries, of which $654 million would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations.
Significant sources and uses of cash
Cash flows from operating activities were $2.0 billion in the first six months of 2015.
Capital expenditures were $1.2 billion in the first six months of 2015, and were predominantly made in our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
During the first six months of 2015, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $0.9 billion, primarily due to decreased business activity driven by current market conditions.
We paid $306 million in dividends to our shareholders during the first six months of 2015.
Future sources and uses of cash
We intend to finance the cash portion of the Baker Hughes acquisition through a combination of cash on hand and debt financing. We have obtained a commitment letter for an $8.6 billion senior unsecured bridge facility, which is greater than the expected cash consideration required upon closing of the Baker Hughes acquisition. We have not drawn any amounts under this commitment as of June 30, 2015. We may issue debt securities, obtain bank loans or pursue other debt financings, or use cash on hand in lieu of utilizing all or a portion of the bridge facility. Additionally, we expect to receive cash proceeds from the sale of the businesses we are currently marketing for sale as part of the regulatory review of the pending Baker Hughes acquisition. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition and related divestitures.
We manufacture our own equipment, which gives us flexibility to assist in mitigating the impact of market conditions.
Capital spending for 2015 is currently expected to be approximately $2.6 billion, a reduction from the $3.3 billion of capital expenditures in 2014, primarily due to the current market environment. We intend to remain focused and look beyond the down cycle by continuing to invest in capital and strategic programs. The capital expenditures plan for the remainder of the year is primarily directed toward our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. Our Macondo-related loss contingency liability as of June 30, 2015 is $805 million, of which $367 million is expected to be paid during the second half of 2015. See Note 7 to the condensed consolidated financial statements for further information.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.18 per common share, or approximately $154 million per quarter.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2015 and may be used for open market and other share purchases.
Other factors affecting liquidity
Financial position in current market. As of June 30, 2015, we had $2.8 billion of cash and equivalents, $93 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. In July 2015, we executed a new five-year revolving credit agreement with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the pending Baker Hughes acquisition. See Note 11 to the condensed consolidated financial statements and Part II, Item 5 for further information. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2015 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2015, based upon the location of the services provided and products sold, 46% of our consolidated revenue was from the United States, compared to 51% of consolidated revenue from the United States in the first six months of 2014. No other country accounted for more than 10% of our revenue during these periods.
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
Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity. Due to improved drilling and completion efficiencies as more of our customers move to multi-well pad drilling, our financial performance is impacted by well count in the North America market. Additionally, our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2015	2014	2014
Oil price - WTI (1)	$57.85	$103.31	$93.37
Oil price - Brent (1)	61.69	109.66	99.04
Natural gas price - Henry Hub (2)	2.75	4.61	4.39

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2015	2014	2015	2014
United States:
Land	876	1,796	1,115	1,760
Offshore (incl. Gulf of Mexico)	31	56	40	56
Total	907	1,852	1,155	1,816
Canada:
Land	95	200	203	363
Offshore	3	2	3	2
Total	98	202	206	365
International (excluding Canada):
Land	882	1,023	912	1,021
Offshore	287	325	303	321
Total	1,169	1,348	1,215	1,342
Worldwide total	2,174	3,402	2,576	3,523
Land total	1,853	3,019	2,230	3,144
Offshore total	321	383	346	379

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2015	2014	2015	2014
United States (incl. Gulf of Mexico):
Oil	683	1,532	897	1,482
Natural gas	224	320	258	334
Total	907	1,852	1,155	1,816
Canada:
Oil	37	101	92	220
Natural gas	61	101	114	145
Total	98	202	206	365
International (excluding Canada):
Oil	918	1,077	960	1,073
Natural gas	251	271	255	269
Total	1,169	1,348	1,215	1,342
Worldwide total	2,174	3,402	2,576	3,523
Oil total	1,638	2,710	1,949	2,775
Natural gas total	536	692	627	748

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2015	2014	2015	2014
United States (incl. Gulf of Mexico):
Horizontal	701	1,243	878	1,213
Vertical	92	394	111	391
Directional	114	215	166	212
Total	907	1,852	1,155	1,816

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
During the second quarter of 2015, WTI and Brent crude oil spot prices averaged approximately $58 and $62 per barrel, respectively, as compared to $103 and $110 per barrel, respectively, during the second quarter of 2014. Crude oil prices continue to be negatively affected as the combination of robust world crude oil supply growth and weak global demand contribute to an increase in the rate of global inventory builds. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of crude oil.
WTI crude oil spot prices increased throughout the second quarter of 2015, from a monthly average of approximately $48 per barrel in March to $60 per barrel in June, an increase of approximately 25%, led by the perception of tightening United States supply fundamentals sparked from signs of a slowdown in oil production growth following steep drops in the United States rig count and large spending cuts by producers. Brent crude oil spot prices averaged approximately $61 per barrel in June compared to $56 per barrel in March. Crude oil prices fell in early July, primarily due to financial turmoil in Greece, concerns about lower economic growth in China and continued growth in global petroleum inventories.
According to the United States Energy Information Administration (EIA) July 2015 "Short Term Energy Outlook," Brent prices are projected to average $60 per barrel in 2015 and $67 per barrel in 2016. WTI prices in 2015 and 2016 are expected to average $5 per barrel below Brent prices. The EIA also noted that strong global oil inventory builds are expected to moderate in the second half of the year and provide stability to crude oil prices. Although there are no signs that point to an immediate rebalancing of the market, the International Energy Agency's (IEA) July 2015 "Oil Market Report" forecasts the 2015 and 2016 global demand to average approximately 94 million barrels per day and 95.2 million barrels per day, respectively, which is up 2% and 3%, respectively, from 2014, driven by an increase in all regions except for the Commonwealth of Independent States.
For the second quarter of 2015, the average Henry Hub natural gas price in the United States decreased by 40%, compared to the second quarter of 2014, due to higher natural gas storage levels this year as a result of a mild winter. The Henry Hub natural gas spot price averaged $2.78 per MMBtu in June, a decline of $0.05 per MMBtu from March. The EIA's July 2015 "Short Term Energy Outlook" projects that monthly average spot prices will remain at less than $3 per MMBtu through July, and less than $4 per MMBtu through 2016. Over the long term, the EIA expects that increases in drilling efficiency and growth in oil production will continue to support growing natural gas production in the forecast.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the second quarter of 2015, the average oil directed rig count decreased 56%, while the average natural gas directed rig count decreased 32%, compared to the second quarter of 2014.
The United States rig count has dropped approximately 55% from the peak in late November 2014, but recently the pace of decline has slowed significantly. Price erosion continued in the second quarter of 2015 and we believe pricing will remain fluid until activity stabilizes. Pricing declines, however, appear to be decelerating. Current market conditions aside, in the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will have beneficial implications for our operations.
In the Gulf of Mexico, the average offshore rig count for second quarter 2015 was down 45% compared to the second quarter of 2014. Activity in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The average international rig count for the second quarter of 2015 decreased by 13% compared to the second quarter of 2014. Declining crude oil prices have caused several of our customers to reduce their budgets and defer several new projects. Although the international markets have been more resilient than North America, they are not immune to the impacts of the lower commodity price environment and, therefore, our international operations could be further impacted in the second half of the year.
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
Venezuela. In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars based on supply and demand. The three-tier exchange rate mechanisms are as follows: (i) the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar, which remains unchanged; (ii) the SICAD I, which will continue to hold periodic auctions for specific sectors of the economy with a rate of 12 Bolívares per United States dollar at June 30, 2015; and (iii) the SIMADI, which replaces the SICAD II system with a market rate of 197 Bolívares per United States dollar at June 30, 2015.

We intend to utilize the new SIMADI mechanism for liquidity purposes in our Venezuelan operations. During the first quarter of 2015, we began utilizing the SIMADI mechanism to remeasure our net monetary assets denominated in Bolívares, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015.
As of June 30, 2015, our total net investment in Venezuela was approximately $618 million, including net monetary assets of $5 million denominated in Bolívares. Also, at June 30, 2015 we had $20 million of surety bond guarantees outstanding relating to our Venezuelan operations. The United States dollar value of our net monetary assets and surety bond guarantees have significantly declined from December 31, 2014 primarily as a result of the currency devaluation in Venezuela.
We are continuing to collect on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $521 million, or approximately 9% of our gross trade receivables, as of June 30, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. This significant decline is primarily driven by the currency devaluation in Venezuela, which more than offset increased activity during the quarter. Of the $521 million receivables in Venezuela as of June 30, 2015, $165 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2015 COMPARED TO 2014

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$3,444	$4,942	$(1,498)	(30)%
Drilling and Evaluation	2,475	3,109	(634)	(20)
Total revenue	$5,919	$8,051	$(2,132)	(26)%

By geographic region:
Completion and Production:
North America	$2,062	$3,325	$(1,263)	(38)%
Latin America	337	395	(58)	(15)
Europe/Africa/CIS	554	634	(80)	(13)
Middle East/Asia	491	588	(97)	(16)
Total	3,444	4,942	(1,498)	(30)
Drilling and Evaluation:
North America	609	1,019	(410)	(40)
Latin America	430	502	(72)	(14)
Europe/Africa/CIS	541	747	(206)	(28)
Middle East/Asia	895	841	54	6
Total	2,475	3,109	(634)	(20)
Total revenue by region:
North America	2,671	4,344	(1,673)	(39)
Latin America	767	897	(130)	(14)
Europe/Africa/CIS	1,095	1,381	(286)	(21)
Middle East/Asia	1,386	1,429	(43)	(3)

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$313	$887	$(574)	(65)%
Drilling and Evaluation	400	414	(14)	(3)
Corporate and other	(153)	(107)	(46)	43
Impairments and other charges	(306)	—	(306)	100
Total operating income	$254	$1,194	$(940)	(79)%

By geographic region:
Completion and Production:
North America	$73	$630	$(557)	(88)%
Latin America	55	48	7	15
Europe/Africa/CIS	90	96	(6)	(6)
Middle East/Asia	95	113	(18)	(16)
Total	313	887	(574)	(65)
Drilling and Evaluation:
North America	57	160	(103)	(64)
Latin America	57	13	44	338
Europe/Africa/CIS	74	90	(16)	(18)
Middle East/Asia	212	151	61	40
Total	400	414	(14)	(3)
Total operating income by region
(excluding Corporate and other):
North America	130	790	(660)	(84)
Latin America	112	61	51	84
Europe/Africa/CIS	164	186	(22)	(12)
Middle East/Asia	307	264	43	16

Consolidated revenue decreased $2.1 billion, or 26%, in the second quarter of 2015, as compared to the second quarter of 2014, associated with pricing declines and reduced activity levels in the majority of our product service lines, primarily attributable to pressure pumping in North America, coupled with lower activity and pricing in the Europe/Africa/CIS region, which more than offset strong activity growth for consulting services in Middle East/Asia. Revenue outside of North America was 55% of consolidated revenue in the second quarter of 2015, compared to 46% of consolidated revenue in the second quarter of 2014.
Consolidated operating income decreased $940 million, or 79%, during the second quarter of 2015, as compared to the second quarter of 2014, driven by a significant decline in pressure pumping activity and pricing declines in North America, coupled with $306 million of impairments and other charges recorded in the second quarter of 2015, which were primarily associated with the recent downturn in the energy market. See Note 3 to the condensed consolidated financial statements for further information about impairments and other charges for the second quarter of 2015.

Completion and Production
Revenue decreased $1.5 billion, or 30%, in the second quarter of 2015, compared to the second quarter of 2014.

•	North America revenue dropped 38%, as a result of steep rig count declines, pricing concessions, and reduced stimulation activity in the United States land market.

•
Latin America revenue decreased 15%, mainly due to reduced activity and pricing in Mexico, primarily associated with pressure pumping services. Partially offsetting this reduction was an increase in pipeline and process services activity and pricing in Brazil, coupled with improved activity for artificial lift and production solutions services in Venezuela.

•
Europe/Africa/CIS revenue decreased 13%, as a result of reduced pipeline and process services activity throughout the region, decreased cementing and completion tools sales in Norway, and lower activity and currency weakness in Russia. Partially offsetting these reductions were increased completion tools sales in Angola and Nigeria.

•	Middle East/Asia revenue fell 16%, mainly due to decreased pressure pumping services in Australia and a reduction in all product service lines in Malaysia.

•	Revenue outside of North America was 40% of total segment revenue in the second quarter of 2015, compared to 33% of total segment revenue in the second quarter of 2014.

Operating income was $313 million, a decrease of $574 million, or 65%, compared to the second quarter of 2014.

•	North America operating income declined 88%, primarily due to the fall in rig counts and pricing pressure impacting stimulation activity and profitability.

•	Latin America operating income increased by 15%, primarily as a result of improved activity and profitability across most product service lines in Venezuela, but specifically production solutions.

•	Europe/Africa/CIS operating income decreased by 6%, mainly due to a drop across all product service lines in Egypt, partly offset by improved stimulation services and completion tools sales in Angola.

•	Middle East/Asia operating income fell by 16%, mainly due to reduced lower margins in Australia and Malaysia related to lower activity.

Drilling and Evaluation
Revenue decreased $634 million, or 20%, in the second quarter of 2015, compared to the second quarter of 2014.

•	North America revenue dropped 40% due to a drop in activity across all product service lines, primarily as a result of pricing concessions and reduced activity levels for fluid and drilling services.

•
Latin America revenue decreased 14%, primarily due to reduced activity and pricing of testing services in Brazil, along with a reduction related to the currency impact of the new exchange rate in Venezuela.

•
Europe/Africa/CIS revenue decreased 28% as a result of decreased pricing for fluid services in Norway and currency weakness in Russia, coupled with a reduction in drilling services in the United Kingdom and Norway.

•	Middle East/Asia revenue grew 6%, mainly due to strong activity growth across most product service lines in Saudi Arabia, along with increased project management activity in Iraq and Indonesia.

•	Revenue outside of North America was 75% of total segment revenue in the second quarter of 2015, compared to 67% of total segment revenue in the second quarter of 2014.

Operating income was $400 million, a decrease of $14 million, or 3%, compared to the second quarter of 2014. All regions benefited from the cessation of recognizing depreciation expense on assets held for sale. See Note 2 to the condensed consolidated financial statements for further information.

•	North America operating income decreased 64%, primarily due to decreased fluid service and logging in the United States land market.

•
Latin America operating income quadrupled, primarily due to improved profitability for drilling services in Brazil, increased drilling services activity in Venezuela and Mexico, and increased software sales in Mexico. Partially offsetting these increases were reduced profitability in Ecuador and a decline in logging activity in Venezuela.

•	Europe/Africa/CIS operating income declined 18%, mainly due to decreased fluid pricing in Norway as well as a drop in drilling services in Angola.

•	Middle East/Asia operating income improved by 40%, driven by strong activity growth across most product service lines in Saudi Arabia, specifically drilling services.

Corporate and other was $153 million of expenses in the second quarter of 2015, compared to $107 million of expenses in the second quarter of 2014, primarily due to $83 million of costs related to the pending Baker Hughes acquisition.
Impairments and other charges. Primarily as a result of the recent downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $306 million in company-wide charges during the second quarter of 2015 related to asset impairments and write-offs and severance costs. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Interest expense, net of interest income increased $12 million in the second quarter of 2015, as compared to the second quarter of 2014, primarily due to fees associated with the $8.6 billion senior unsecured bridge facility commitment related to the acquisition of Baker Hughes.
Effective tax rate. Our effective tax rate on continuing operations for the quarter ended June 30, 2015 and June 30, 2014 was 56.1% and 27.8%, respectively. The effective tax rates in both periods were positively impacted by lower tax rates in certain foreign jurisdictions. However, the effective tax rate for the quarter ended June 30, 2015 was adversely impacted by the tax effects of the $306 million of impairments and other charges as well as the $83 million of Baker Hughes acquisition-related costs recorded during the period, as certain of these charges were not deductible and thus did not carry a corresponding tax benefit. The effect on our tax rate was exacerbated by our low level of pre-tax income during the period.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$7,690	$9,362	$(1,672)	(18)%
Drilling and Evaluation	5,279	6,037	(758)	(13)
Total revenue	$12,969	$15,399	$(2,430)	(16)%

By geographic region:
Completion and Production:
North America	$4,839	$6,252	$(1,413)	(23)%
Latin America	731	750	(19)	(3)
Europe/Africa/CIS	1,082	1,241	(159)	(13)
Middle East/Asia	1,038	1,119	(81)	(7)
Total	7,690	9,362	(1,672)	(18)
Drilling and Evaluation:
North America	1,374	1,993	(619)	(31)
Latin America	985	1,006	(21)	(2)
Europe/Africa/CIS	1,110	1,439	(329)	(23)
Middle East/Asia	1,810	1,599	211	13
Total	5,279	6,037	(758)	(13)
Total revenue by region:
North America	6,213	8,245	(2,032)	(25)
Latin America	1,716	1,756	(40)	(2)
Europe/Africa/CIS	2,192	2,680	(488)	(18)
Middle East/Asia	2,848	2,718	130	5

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$775	$1,548	$(773)	(50)%
Drilling and Evaluation	706	812	(106)	(13)
Corporate and other	(261)	(196)	(65)	33
Impairments and other charges	(1,514)	—	(1,514)	100
Total operating income (loss)	$(294)	$2,164	$(2,458)	(114)%

By geographic region:
Completion and Production:
North America	$307	$1,076	$(769)	(71)%
Latin America	120	96	24	25
Europe/Africa/CIS	145	174	(29)	(17)
Middle East/Asia	203	202	1	—
Total	775	1,548	(773)	(50)
Drilling and Evaluation:
North America	102	316	(214)	(68)
Latin America	114	65	49	75
Europe/Africa/CIS	105	158	(53)	(34)
Middle East/Asia	385	273	112	41
Total	706	812	(106)	(13)
Total operating income by region
(excluding Corporate and other):
North America	409	1,392	(983)	(71)
Latin America	234	161	73	45
Europe/Africa/CIS	250	332	(82)	(25)
Middle East/Asia	588	475	113	24

Consolidated revenue decreased $2.4 billion, or 16%, in the first six months of 2015, as compared to the first six months of 2014, associated with pricing declines and reduced activity levels, primarily attributable to stimulation services in the United States land market, as well as lower pricing and activity in all of our product service lines in the Europe/Africa/CIS, which were partially offset by higher consulting services and drilling and fluid services in Middle East/Asia Pacific. Revenue outside of North America was 52% of consolidated revenue in the first six months of 2015, compared to 46% of consolidated revenue in the first six months of 2014.
Consolidated operating income decreased $2.5 billion, or 114%, in the first six months of 2015, as compared to the first six months of 2014, primarily as a result of $1.5 billion of impairments and other charges recorded in the first half of 2015, which were primarily associated with the recent downturn in the energy market. See Note 3 to the condensed consolidated financial statements for further information. Additionally, our consolidated operating income decline was attributable to reduced stimulation activity in the United States land market, partially offset by higher activity and margins experienced in the Middle East/Asia Pacific and Latin America.

Completion and Production
Revenue decreased $1.7 billion, or 18%, in the first six months of 2015, compared to the first six months of 2014.

•	North America revenue fell by 23% as a result of decreased stimulation activity in the United States land market related to a significant drop in rig count coupled with pricing declines.

•	Latin America revenue decreased by 3%, as a decrease in pressure pumping activity in Mexico was partially offset by increased activity levels in the majority of our product service lines in Venezuela.

•	Europe/Africa/CIS revenue declined by 13%, driven by reduced well completion activity in Norway and lower pressure pumping services in Russia.

•
Middle East/Asia revenue dropped 7%, primarily due to decreased pressure pumping activity and pricing in Australia and lower completion tools sales in Indonesia and Malaysia, which more than offset improved stimulation activity levels in Saudi Arabia.

•	Revenue outside of North America was 37% of total segment revenue in the first six months of 2015, compared to 33% of total segment revenue in the first six months of 2014.

Operating income declined by $773 million, or 50%, in the first six months of 2015, compared to the first six months of 2014.

•	North America operating income decreased 71% as a result of reduced pressure pumping services and price degradation in the United States land market.

•	Latin America operating income grew 25%, primarily due to higher activity and profitability across most of our product service lines in Venezuela.

•	Europe/Africa/CIS operating income decreased 17% as a result of declined cementing services in Norway, as well as reduced stimulation activity and well completions in Egypt and Cameroon.

•
Middle East/Asia operating income remained flat, as increased stimulation activity and completion tools sales in Saudi Arabia and higher profitability and cementing services in Oman and Qatar were offset by declined pressure pumping services in Australia.

Drilling and Evaluation
Revenue decreased $758 million, or 13%, in the first six months of 2015, compared to the first six months of 2014.

•	North America revenue fell by 31%, due to decreases across the majority of our product service lines in the United States land market.

•
Latin America revenue decreased 2%, primarily due to a drop in drilling and logging activity in Ecuador and Colombia and a decline in offshore activity in Brazil. These decreases were partially offset by higher activity levels in most of our product service lines in Venezuela, Mexico and Argentina.

•	Europe/Africa/CIS revenue declined by 23% as a result of reduced fluid activity in Norway, lower drilling and fluid activity in Russia, and decreased drilling and logging activity in Angola.

•
Middle East/Asia revenue increased 13% as a result of increased activity in all of our product services lines in Saudi Arabia and improved project management services in Indonesia, Iraq, and India, partially offset by lower drilling and fluid services in Malaysia.

•	Revenue outside of North America was 74% of total segment revenue in the first six months of 2015, compared to 67% of total segment revenue in the first six months of 2014.

Operating income fell $106 million, or 13%, in the first six months of 2015, compared to the first six months of 2014. All regions benefited from the cessation of recognizing depreciation expense on assets held for sale. See Note 2 to the condensed consolidated financial statements for further information.

•	North America operating income decreased 68% due to a decline in drilling and logging services in the United States land market and continued pricing pressure across all product service lines.

•
Latin America operating income improved by 75%, mainly due to rising software sales and consulting services in Mexico, higher drilling activity in Venezuela and Brazil, and increased fluid services in Venezuela.

•	Europe/Africa/CIS operating income fell by 34%, as a result declined drilling and logging activity in Angola, as well as reduced drilling and fluid services in Russia and the United Kingdom.

•
Middle East/Asia operating income increased 41%, primarily due to an increase across most of our product service lines in Saudi Arabia and higher logging and offshore activity and project management in Iraq.

Corporate and other expenses were $261 million in the first six months of 2015 compared to $196 million in the first six months of 2014. The increase was primarily due to $122 million of costs related to the pending Baker Hughes acquisition.
Impairments and other charges. Primarily as a result of the recent downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $1.5 billion in company-wide charges during the first six months of 2015, which consisted of asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, and other charges. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Interest expense, net of interest income increased $25 million in the first six months of 2015, as compared to the first six months of 2014, primarily due to fees associated with the $8.6 billion senior unsecured bridge facility commitment related to the pending acquisition of Baker Hughes.
Other, net was $247 million in the first half of 2015, as compared to $55 million in the first half of 2014, primarily due to a $199 million foreign exchange loss we incurred in Venezuela in the first quarter of 2015 as a result of utilizing the new SIMADI currency exchange mechanism. See Note 3 to the condensed consolidated financial statements and "Business Environment and Results of Operations" for further information.
Effective tax rate. Our effective tax rate was 22.6% for the six months ended June 30, 2015, which includes positive tax effects of the $1.5 billion of impairments and other charges recorded during the first half of the year. Our effective tax rate was 27.5% for the six months ended June 30, 2014. The effective tax rates in both periods were positively affected by lower tax rates in certain foreign jurisdictions.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
As of June 30, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	45,295	$44.98	—	$5,700,004,373
May 1 - 31	664,586	$46.83	—	$5,700,004,373
June 1 - 30	107,895	$46.02	—	$5,700,004,373
Total	817,776	$46.62	—

(a)
All of the 817,776 shares purchased during the three-month period ended June 30, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2015. From the inception of this program in February 2006 through June 30, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information
On July 21, 2015, we entered into a new five-year revolving credit agreement, with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the Baker Hughes acquisition and satisfaction of the conditions provided in the credit agreement. The credit agreement is for general working capital purposes and expires on July 21, 2020.  The credit agreement replaced our $3.0 billion five-year revolving credit agreement dated February 22, 2011, as amended, which was terminated on July 21, 2015 in conjunction with entering into the new credit agreement. See Exhibit 10.1 to this quarterly report.

Item 6. Exhibits

*	10.l	U.S. $4,500,000,000 Five Year Revolving Credit Agreement among Halliburton Company, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent, effective July 21, 2015.

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

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

Date: July 24, 2015