Form 10-Q
period 2015-09-30
HALLIBURTON CO
filed 2015-10-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

As of October 16, 2015, 855,813,348 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2015	2014	2015	2014
Revenue:
Services	$4,103	$6,665	$13,830	$18,332
Product sales	1,479	2,036	4,721	5,768
Total revenue	5,582	8,701	18,551	24,100
Operating costs and expenses:
Cost of services	3,791	5,291	12,706	15,207
Cost of sales	1,248	1,702	3,851	4,857
Impairments and other charges	381	—	1,895	—
Baker Hughes acquisition-related costs	82	—	203	—
General and administrative	37	74	147	238
Total operating costs and expenses	5,539	7,067	18,802	20,302
Operating income (loss)	43	1,634	(251)	3,798
Interest expense, net of interest income of $3, $3, $10 and $10	(99)	(96)	(311)	(283)
Other, net	(34)	12	(281)	(43)
Income (loss) from continuing operations before income taxes	(90)	1,550	(843)	3,472
Income tax benefit (provision)	37	(411)	207	(939)
Income (loss) from continuing operations	(53)	1,139	(636)	2,533
Income (loss) from discontinued operations, net of income tax benefit (provision) of $0, $(10), $3 and $(8)	—	66	(5)	63
Net income (loss)	$(53)	$1,205	$(641)	$2,596
Net (income) loss attributable to noncontrolling interest	(1)	(2)	(2)	3
Net income (loss) attributable to company	$(54)	$1,203	$(643)	$2,599
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(54)	$1,137	$(638)	$2,536
Income (loss) from discontinued operations, net	—	66	(5)	63
Net income (loss) attributable to company	$(54)	$1,203	$(643)	$2,599
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.06)	$1.34	$(0.75)	$2.99
Income (loss) from discontinued operations, net	—	0.08	(0.01)	0.07
Net income (loss) per share	$(0.06)	$1.42	$(0.76)	$3.06
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.06)	$1.33	$(0.75)	$2.97
Income (loss) from discontinued operations, net	—	0.08	(0.01)	0.08
Net income (loss) per share	$(0.06)	$1.41	$(0.76)	$3.05

Cash dividends per share	$0.18	$0.15	$0.54	$0.45
Basic weighted average common shares outstanding	855	848	852	848
Diluted weighted average common shares outstanding	855	854	852	853
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2015	2014	2015	2014
Net income (loss)	$(53)	$1,205	$(641)	$2,596
Other comprehensive income, net of income taxes:
Unrealized loss on cash flow hedges	$(166)	$—	$(62)	$—
Other	13	(4)	10	—
Other comprehensive loss, net of income taxes	(153)	(4)	(52)	—
Comprehensive income (loss)	$(206)	$1,201	$(693)	$2,596
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(2)	(2)	3
Comprehensive income (loss) attributable to company shareholders	$(207)	$1,199	$(695)	$2,599
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,249	$2,291
Receivables (net of allowances for bad debts of $138 and $137)	5,791	7,564
Inventories	2,692	3,571
Assets held for sale	2,082	—
Other current assets	2,105	1,642
Total current assets	14,919	15,068
Property, plant, and equipment (net of accumulated depreciation of $9,540 and $11,007)	11,018	12,475
Goodwill	2,124	2,330
Other assets	2,187	2,367
Total assets	$30,248	$32,240
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,193	$2,814
Accrued employee compensation and benefits	871	1,033
Current maturities of long-term debt	648	—
Loss contingency for Macondo well incident	400	367
Other current liabilities	1,591	1,669
Total current liabilities	5,703	5,883
Long-term debt	7,243	7,840
Employee compensation and benefits	576	691
Loss contingency for Macondo well incident	72	439
Other liabilities	1,174	1,089
Total liabilities	14,768	15,942
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,071 shares)	2,677	2,679
Paid-in capital in excess of par value	243	309
Accumulated other comprehensive loss	(451)	(399)
Retained earnings	20,706	21,809
Treasury stock, at cost (216 and 223 shares)	(7,727)	(8,131)
Company shareholders’ equity	15,448	16,267
Noncontrolling interest in consolidated subsidiaries	32	31
Total shareholders’ equity	15,480	16,298
Total liabilities and shareholders’ equity	$30,248	$32,240
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income (loss)	$(641)	$2,596
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairments and other charges	1,895	—
Depreciation, depletion, and amortization	1,433	1,569
Deferred income tax benefit, continuing operations	(411)	(535)
Payment related to the Macondo well incident	(333)	—
Other changes:
Receivables	1,396	(1,339)
Accounts payable	(469)	653
Inventories	(23)	(319)
Other	(826)	288
Total cash flows from operating activities	2,021	2,913
Cash flows from investing activities:
Capital expenditures	(1,748)	(2,284)
Purchases of investment securities	(72)	(166)
Sales of investment securities	77	256
Payments to acquire businesses, net of cash acquired	(34)	(230)
Other investing activities	53	92
Total cash flows from investing activities	(1,724)	(2,332)
Cash flows from financing activities:
Dividends to shareholders	(460)	(381)
Payments to reacquire common stock	—	(800)
Other financing activities	138	311
Total cash flows from financing activities	(322)	(870)
Effect of exchange rate changes on cash	(17)	(38)
Decrease in cash and equivalents	(42)	(327)
Cash and equivalents at beginning of period	2,291	2,356
Cash and equivalents at end of period	$2,249	$2,029
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$355	$357
Income taxes	$454	$1,010
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2015, the results of our operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and nine months ended September 30, 2015 may not be indicative of results for the full year.

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
Because the exchange ratio was fixed at the time of the merger agreement and the market value of our common stock will continue to fluctuate, the total value of the consideration exchanged will not be determinable until the closing date. The number of shares to be issued will not fluctuate based upon changes in the price of shares of our common stock or shares of Baker Hughes common stock prior to the closing date, but the exact number of Halliburton shares to be issued with respect to Baker Hughes stock awards will not be determinable until the closing of the transaction. We have estimated the total consideration expected to be issued and paid to Baker Hughes stockholders in the acquisition to consist of approximately 492 million shares of our common stock and approximately $8.3 billion to be paid in cash. We intend to finance the cash portion of the acquisition through a combination of cash on hand and debt financing. We have obtained a commitment letter for an $8.6 billion senior unsecured bridge facility, which is greater than the expected cash consideration required upon closing of the Baker Hughes acquisition. We may issue debt securities, obtain bank loans or other debt financings, or use cash on hand in lieu of utilizing all or a portion of the bridge facility.
The merger agreement has been unanimously approved by both companies' Board of Directors, our stockholders have approved the issuance of shares necessary to complete the acquisition of Baker Hughes, and Baker Hughes’ stockholders have adopted the merger agreement and thereby approved the acquisition. During 2015, we announced some of our and Baker Hughes's businesses will be marketed for sale to obtain competition authorities' approvals of the pending transaction. See the section below for further information on these anticipated divestitures. The closing of the transaction is subject to receipt of certain regulatory approvals and other conditions specified in the merger agreement. We and Baker Hughes have entered into a timing agreement with the U.S. Department of Justice (DOJ) under which we have agreed that we will not close the acquisition until the later of December 15, 2015 and 30 days following the date that both companies have certified final, substantial compliance with the DOJ’s second request. In connection therewith, we and Baker Hughes entered into a Notice of Extension on July 10, 2015, extending the termination date under the merger agreement to December 1, 2015, and an additional Notice of Extension on September 25, 2015, further extending the termination date under the merger agreement to December 16, 2015. We continue to target a 2015 close, but the transaction could move into 2016, which is allowed under the merger agreement.

Assets Held for Sale
In April 2015, we announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses in connection with the pending Baker Hughes acquisition. The assets and liabilities for these businesses, which are included within our Drilling and Evaluation operating segment, were classified as held for sale beginning in the second quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. These anticipated divestitures are not presented as discontinued operations in our condensed consolidated statements of operations, because they do not represent a strategic shift in our business, as we will continue operating similar businesses of Baker Hughes after the acquisition. During the three and nine months ended September 30, 2015, we generated revenue from these assets of $639 million and $2.1 billion, respectively, as compared to $916 million and $2.7 billion during the three and nine months ended September 30, 2014, respectively. Additionally, during the three and nine months ended September 30, 2015, we recognized operating income from these assets, consistent with our business segments presentation in Note 4, of $136 million and $336 million, respectively, as compared to $70 million and $260 million during the three and nine months ended September 30, 2014, respectively. These amounts reflect the impact of ceasing the recording of depreciation and amortization expense for these businesses subsequent to their held for sale reclassification in 2015; the recording of such expenses would have reduced operating income by $86 million and $158 million during the three and nine months ended September 30, 2015, respectively.
When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. As of September 30, 2015, we determined the fair value less cost to sell exceeded the carrying amount of our assets held for sale.
A summary of the carrying amounts of assets and liabilities held for sale on our condensed consolidated balance sheet as of September 30, 2015 related to the anticipated divestitures discussed above is detailed below.

Millions of dollars	September 30, 2015
Assets
Property, plant, and equipment	$1,193
Inventories	563
Goodwill	271
Patents and other intangibles	55
Total assets	$2,082
Liabilities
Employee benefit liabilities (a)	$50
Other liabilities (a)	6
Total liabilities	$56
(a) Liabilities held for sale are classified within “Other current liabilities” on our condensed consolidated balance sheet as of September 30, 2015.

On September 28, 2015, we announced additional businesses that will be marketed for sale in connection with the pending Baker Hughes acquisition. We intend to divest our expandable liner hangers business, which is included within our Completion and Production operating segment. This anticipated divestiture did not meet all of the requirements for classification as assets held for sale at September 30, 2015 and, therefore, is not included in the table above. Additionally, Baker Hughes announced their intention to divest its core completions business, sand control business in the Gulf of Mexico, and offshore cementing businesses in Australia, Brazil, the Gulf of Mexico, Norway, and the United Kingdom.
The final sale of each of the businesses described above will be subject to the ability to negotiate acceptable terms and conditions, each company's Board of Directors approval, as applicable, and final approval of the Baker Hughes acquisition by competition authorities. We anticipate that each company will complete the sale of these businesses concurrent with the closing of the Baker Hughes acquisition.

Note 3. Impairments and Other Charges
We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. We conduct impairment tests on long-lived assets at least annually, and more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset, and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.
During the three and nine months ended September 30, 2015, as a result of the downturn in the energy market and its corresponding impact on our business outlook, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding impairments and other charges. Additionally, we initiated a company-wide reduction in workforce by approximately 21% during the first nine months of 2015 intended to reduce costs and better align our workforce with anticipated activity levels in the near-term, which resulted in us recording severance costs relating to termination benefits. We also recorded a write-off of our operations in both Libya and Yemen during the first quarter of 2015 due to our decision to exit our operations in these countries. As part of the anticipated divestitures of certain businesses included in our Drilling and Evaluation operating segment, we are incurring certain non-capitalizable costs which we have included within "other matters" in the table below.
Primarily as a result of the events described above, we recorded a total of $381 million in charges during the third quarter of 2015 and approximately $1.9 billion in charges during the first nine months of 2015, which consisted of asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, country and facility closures, and other items. We also recorded a $199 million foreign currency exchange loss in Venezuela during the first quarter of 2015 as discussed in further detail below.
The following table presents various charges we recorded during the three and nine months ended September 30, 2015 as a result of the downturn in the energy market and other matters:

Millions of dollars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Income Statement Classification
Economic downturn:
Fixed asset impairments	$154	$648	Impairments and other charges
Severance costs	96	308	Impairments and other charges
Inventory write-downs	64	410	Impairments and other charges
Intangible asset impairments	37	209	Impairments and other charges
Other	21	173	Impairments and other charges
Other matters:
Country closures	4	81	Impairments and other charges
Other	5	66	Impairments and other charges
Total impairments and other charges	$381	$1,895
Venezuela currency devaluation loss	—	199	Other, net
Total charges	$381	2,094

Additionally, we performed our annual goodwill impairment assessment as of September 30, 2015. As a result of our analysis, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairment was necessary as of September 30, 2015. This analysis consists of a discounted cash flow based on management’s short-term and long-term forecast of operating performance for each reporting unit. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our goodwill could occur, particularly in our Completion and Production operating segment where the fair value exceeded net book value by less than 10% as of September 30, 2015.
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
The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2015	2014	2015	2014
Revenue:
Completion and Production	$3,200	$5,420	$10,890	$14,782
Drilling and Evaluation	2,382	3,281	7,661	9,318
Total revenue	$5,582	$8,701	$18,551	$24,100
Operating income (loss):
Completion and Production	$163	$1,071	$938	$2,619
Drilling and Evaluation	401	451	1,107	1,263
Total operations	564	1,522	2,045	3,882
Corporate and other (a)	(140)	112	(401)	(84)
Impairments and other charges (b)	(381)	—	(1,895)	—
Total operating income (loss)	$43	$1,634	$(251)	$3,798
Interest expense, net of interest income	(99)	(96)	(311)	(283)
Other, net	(34)	12	(281)	(43)
Income (loss) from continuing operations before income taxes	$(90)	$1,550	$(843)	$3,472
(a) Includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives, as well as costs related to the pending Baker Hughes acquisition incurred during the three and nine months ended September 30, 2015.
(b) Includes $228 million attributable to Completion and Production, $138 million attributable to Drilling and Evaluation, and $15 million attributable to Corporate and other for the three months ended September 30, 2015. Includes $949 million attributable to Completion and Production, $865 million attributable to Drilling and Evaluation, and $81 million attributable to Corporate and other for the nine months ended September 30, 2015.

Receivables
As of September 30, 2015, 31% of our gross trade receivables were from customers in the United States. As of December 31, 2014, 39% of our gross trade receivables were from customers in the United States. Other than Venezuela, as further discussed below, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.
Venezuela. During the first quarter of 2015, we began utilizing the new SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we had previously utilized, resulting in a foreign currency devaluation loss of $199 million. Additionally, we have experienced delays in collecting payment on our receivables from our primary customer in Venezuela, which partially offset the decline in receivables related to the currency devaluation during the period. These receivables are not disputed, and we have not historically had material write-offs relating to this customer.
Our total outstanding trade receivables in Venezuela were $639 million, or approximately 11% of our gross trade receivables, as of September 30, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. Of the $639 million of receivables in Venezuela as of September 30, 2015, $176 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $670 million of receivables in Venezuela as of December 31, 2014, $256 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
For additional information about the new currency system, see Note 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

Note 5. Inventories
Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $150 million as of September 30, 2015 and $227 million as of December 31, 2014. If the average cost method had been used, total inventories would have been $1 million higher than reported as of September 30, 2015 and $38 million higher than reported as of December 31, 2014. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2015	December 31, 2014
Finished products and parts	$1,965	$2,606
Raw materials and supplies	584	754
Work in process	143	211
Total	$2,692	$3,571

We reclassified $563 million of our inventory to assets held for sale as of September 30, 2015. See Note 2 for further information.
During the first nine months of 2015, as a result of the downturn in the energy market and its corresponding impact on our business outlook, we determined the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding inventory write-downs of approximately $410 million. See Note 3 for further information about the impairments and other charges taken in the three and nine months ended September 30, 2015.
Finished products and parts are reported net of obsolescence reserves of $199 million as of September 30, 2015 and $161 million as of December 31, 2014.

Note 6. Shareholders’ Equity
The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Payments of dividends to shareholders	(460)	(460)	—
Stock plans	380	380	—
Other	(45)	(44)	(1)
Comprehensive income (loss)	(693)	(695)	2
Balance at September 30, 2015	$15,480	$15,448	$32

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2013	$13,615	$13,581	$34
Shares repurchased	(800)	(800)	—
Stock plans	505	505	—
Payments of dividends to shareholders	(381)	(381)	—
Other	(17)	(13)	(4)
Comprehensive income (loss)	2,596	2,599	(3)
Balance at September 30, 2014	$15,518	$15,491	$27

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2015. From the inception of this program in February 2006 through September 30, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the nine months ended September 30, 2015.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2015	December 31, 2014
Defined benefit and other postretirement liability adjustments	$(315)	$(326)
Cumulative translation adjustments	(76)	(70)
Accumulated loss on cash flow hedges	(62)	—
Other	2	(3)
Total accumulated other comprehensive loss	$(451)	$(399)

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
Loss contingency. During the third quarter of 2015, we made the second installment payment under our MDL Settlement in the amount of $333 million. Accordingly, as of September 30, 2015, our remaining loss contingency liability related to the Macondo well incident was $472 million, consisting of a current portion of $400 million related to our MDL Settlement and a non-current portion of $72 million unrelated to that settlement. Our loss contingency liability has not been reduced for potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance.
Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.
Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through September 30, 2015, we have incurred approximately $1.5 billion of expenses related to the MDL Settlement, legal fees, and other settlement-related costs, of which $403 million has been reimbursed under our insurance program. Most of the insurance carriers that issued policies in the final $200 million layer of insurance coverage relating to the Macondo well incident notified us that they would not reimburse us with respect to our MDL Settlement. During the first and third quarters of 2015, we settled with two of the remaining insurance carriers. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $118 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the consolidated financial statements as of September 30, 2015.
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

In September 2007, the Fund filed a motion for class certification, and our response was filed in November 2007. The district court issued an order in November 2008 denying the motion for class certification. The Fifth Circuit Court of Appeals affirmed the district court’s order denying class certification. In June 2011, the United States Supreme Court reversed the Fifth Circuit ruling that the Fund needed to prove loss causation in order to obtain class certification and the case was returned to the lower courts for further consideration.
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
In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. On July 27, 2015, the district court denied certification for the plaintiff class with respect to five of the six dates upon which the plaintiffs claimed that disclosures correcting previously misleading statements had been made that resulted in an impact to the stock price. However, the district court certified the class with respect to a disclosure made on December 7, 2001 regarding an adverse jury verdict in an asbestos case that plaintiffs alleged was corrective. The ruling was based on the district court's conclusion that the court was required to assume at class certification that a disclosure was actually corrective. We do not agree with that conclusion and have filed a petition with the Fifth Circuit seeking to appeal the ruling. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $57 million as of September 30, 2015 and December 31, 2014. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state Superfund sites for which we have established reserves. As of September 30, 2015, those nine sites accounted for approximately $3 million of our $57 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. For the three and nine months ended September 30, 2014, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of awards granted under our stock incentive plans.
Excluded from the computation of diluted income per share are options to purchase two million shares of common stock that were outstanding during the nine months ended September 30, 2014. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares. There were no antidilutive shares outstanding for the three months ended September 30, 2014.
For the three and nine months ended September 30, 2015, we incurred losses from continuing operations attributable to company shareholders and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Antidilutive securities for the three months ended September 30, 2015 totaled 15 million shares, which includes options to purchase 13 million shares of common stock where the exercise price was greater than the average market price and options to purchase two million shares of common stock which ordinarily would be considered dilutive if not for us being in a net loss position for the three months ended September 30, 2015. Antidilutive securities for the nine months ended September 30, 2015 totaled 12 million shares, which includes options to purchase 10 million shares of common stock where the exercise price was greater than the average market price and options to purchase two million shares of common stock which ordinarily would be considered dilutive if not for us being in a net loss position for the nine months ended September 30, 2015.

Note 9. Fair Value of Financial Instruments
At September 30, 2015, we held $89 million of investments in fixed income securities with maturities ranging from less than one year to November 2019, of which $54 million are classified as “Other current assets” and $35 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2014, we held $103 million of investments in fixed income securities, of which $56 million are classified as “Other current assets” and $47 million are classified as “Other assets” on our condensed consolidated balance sheets.
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
The carrying amount and fair value of our long-term debt, including current maturities, is as follows:

	September 30, 2015				December 31, 2014
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,008	$7,615	$8,623	$7,891	$4,822	$4,257	$9,079	$7,840

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
We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion in order to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. During the first nine months of 2015, we executed forward starting interest rate swaps to manage our exposure to interest rate changes associated with the anticipated issuance of fixed-rate debt in connection with the pending Baker Hughes acquisition. These newly executed swaps, which hedge the variability in cash flows of future interest payments due to changes in LIBOR rates, are designated as cash flow hedges, are determined to be highly effective, and are recorded on the balance sheet at fair value with the effective portion of the change in fair value of the hedging instrument recorded in other comprehensive income. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets and was immaterial as of September 30, 2015 and December 31, 2014. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2).

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
In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard's effective date for all entities, which changed the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption. We have not yet determined which transition method we will utilize upon adoption on the effective date.

Discontinued Operations
On January 1, 2015, we adopted an accounting standards update issued by the FASB related to discontinued operations, which added criteria providing that only those disposals of a component of an entity or a group of components of an entity that represent a strategic shift in operations should be presented as discontinued operations. The update allows an entity to present a disposal as discontinued operations even when it has continuing cash flows and significant continuing involvement with the disposed component. The update also requires expanded disclosures for discontinued operations and individually significant components of an entity that does not qualify for discontinued operations reporting. The adoption of this update did not impact our condensed consolidated financial statements. This new pronouncement may have a material impact on our consolidated financial statements in connection with the anticipated divestitures related to the pending acquisition of Baker Hughes. Because we will continue operating similar businesses of Baker Hughes after the acquisition, the disposition of the Halliburton businesses discussed in Note 2 does not represent a strategic shift in our business. Accordingly, these businesses anticipated to be divested will not be presented as discontinued operations.

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

Business Combinations
In September 2015, the FASB issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This new pronouncement may have a material impact on our consolidated financial statements subsequent to the pending acquisition of Baker Hughes for any measurement-period adjustments after the initial accounting period. See Note 2 for further information about the pending acquisition.

Note 11. Revolving Credit Facility
In July 2015, we entered into a new five-year revolving credit agreement, with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the Baker Hughes acquisition and satisfaction of the conditions provided in the credit agreement. The credit agreement is for general working capital purposes and expires on July 21, 2020.

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
With approximately 65,000 employees, we operate in approximately 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.
Pending acquisition of Baker Hughes
On November 16, 2014, we and Baker Hughes entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. The acquisition is expected to create a leading global oilfield services company and combine the companies’ product and service capabilities to deliver exceptional depth and breadth of solutions to our customers. We continue to target a 2015 close, but the transaction could move into 2016, which is allowed under the merger agreement. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition.
Financial results
We experienced a decline in revenue and margins in the third quarter of 2015, as compared to the third quarter of 2014, as a result of the depressed crude oil pricing environment and its corresponding negative impact on both pricing and activity. The industry experienced an unprecedented decline in North America stimulation activity during 2015, which significantly impacted our financial results. Since November 2014, the United States experienced an approximately 58% decrease in rig count, which in turn has resulted in pricing pressure across the services industry. Our consolidated revenue for the third quarter of 2015 was $5.6 billion, a decrease of $3.1 billion, or 36%, from the third quarter of 2014, attributable to reduced activity levels and pricing concessions in all regions, primarily in North America.
During the first nine months of 2015, we had an operating loss of $251 million, as compared to operating income of $3.8 billion in the first nine months of 2014. The decrease was primarily due to approximately $1.9 billion of impairments and other charges recorded during the first nine months of 2015. These charges were recorded primarily as a result of the downturn in the energy market, and consisted of fixed asset impairments and write-offs, impairments of intangible assets, inventory write-downs, severance costs, country and facility closures, and other items. We took actions during the first nine months of 2015 by reducing our cost structure, including a global headcount reduction of approximately 21% since the beginning of the year, to help mitigate the current market conditions that we are experiencing. See Note 3 to the condensed consolidated financial statements for further information about these charges. Additionally, our operating results were negatively impacted by reduced activity and pricing pressure in most of our product services lines, particularly stimulation activity, in the United States land market.
Business outlook
The first nine months of 2015 have been challenging for us, as the impact of reduced commodity prices created widespread pricing pressure and activity reductions on a global basis. We have taken actions during the first nine months of 2015 to help mitigate the downturn in the energy market on our business, and we will continue to evaluate our cost structure and make further adjustments as required.
               In North America, we continue to experience pricing pressures, which have impacted our margins. Lower commodity prices have translated into unprecedented reductions in rig count throughout the first nine months of the year, which translated into substantial pricing pressure across all of our product service lines. The U.S. land rig count has dropped approximately 58% from the peak in late November 2014. This rig count decline compares to an 18% decline in our completions-related activity, which demonstrates the customer flight to quality that has emerged during the downturn and it positions us well for when the market recovers. Activity in North America could drop substantially towards the end of 2015 as operators exhaust their 2015 budgets and possibly take extended holiday breaks which may impact our revenues and margins in the fourth quarter of 2015. In 2016, we believe that activity may start at a slow pace as E&P budgets are reloaded with activity perhaps ramping up in the second half of the year.
Internationally, the markets have been more resilient than North America, however they are not immune to the impacts of the lower commodity price environment. We experienced pricing concessions in our international operations and activity reductions during the third quarter of 2015, the impact of which was partially mitigated by our cost management initiatives. Despite some pricing concessions, we have continued to work with customers during this downturn to improve project economics through technology and improved operating efficiency. We believe the typical seasonal uptick in year-end sales will be minimal this year as customer budgets are exhausted and may not fully offset continued pricing pressures, impacting our revenue and margins in the fourth quarter of 2015. Going into 2016, we expect to see a continuation of trends from 2015, with land-based activity, including Mature Fields, being more resilient, and our offshore business experiencing additional project delays.
While the intensity and duration of the current market downturn is uncertain, we intend to remain focused and look beyond the down cycle by continuing to invest in capital and strategic programs, and we will make further adjustments as required to adjust to market conditions. Manufacturing our own equipment provides us with flexibility to adjust our capital spend based on our visibility of the market. Given the continued decline in activity levels, we are reducing our capital expenditures for 2015 to $2.4 billion, representing a 27% decline compared to 2014. We continue to believe in the strength of the long-term fundamentals of our business. Despite the worldwide activity declines in 2015 and challenges we expect to face going into 2016, energy demand is still anticipated to increase over the long term.
We are continuing to execute the following strategies in 2015:
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

LIQUIDITY AND CAPITAL RESOURCES

We had $2.2 billion of cash and equivalents at September 30, 2015 and $2.3 billion at December 31, 2014. Additionally, at September 30, 2015, we held $89 million of investments in fixed income securities compared to $103 million at December 31, 2014. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. As of September 30, 2015, approximately $1.4 billion of the $2.2 billion of cash and equivalents was held by our foreign subsidiaries, of which $848 million would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations.
Significant sources and uses of cash
Cash flows from operating activities were $2.0 billion in the first nine months of 2015.
Capital expenditures were $1.7 billion in the first nine months of 2015, and were predominantly made in our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
During the first nine months of 2015, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $904 million, primarily due to decreased business activity driven by current market conditions.
We paid $460 million in dividends to our shareholders during the first nine months of 2015.
During the third quarter of 2015, we made the second installment payment of $333 million related to the settlement we reached during 2014 for the Macondo well incident. See Note 7 to the condensed consolidated financial statements for further information.
Future sources and uses of cash
We intend to finance the cash portion of the Baker Hughes acquisition through a combination of cash on hand and debt financing. We have obtained a commitment letter for an $8.6 billion senior unsecured bridge facility, which is greater than the expected cash consideration required upon closing of the Baker Hughes acquisition. We have not drawn any amounts under this commitment as of September 30, 2015. We may issue debt securities, obtain bank loans or pursue other debt financings, or use cash on hand in lieu of utilizing all or a portion of the bridge facility. Additionally, we expect to receive cash proceeds from the sale of the businesses we are currently marketing for sale as part of the regulatory review of the pending Baker Hughes acquisition. See Note 2 to the condensed consolidated financial statements for further information about the pending acquisition and related divestitures.
We manufacture our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2015 is currently expected to be approximately $2.4 billion, a reduction from the $3.3 billion of capital expenditures in 2014, primarily due to the current market environment. We intend to remain focused and look beyond this downturn in the energy market by continuing to invest in capital and strategic programs. The capital expenditures plan for the remainder of the year is primarily directed toward our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. Our total Macondo-related loss contingency liability as of September 30, 2015 was $472 million, of which $400 million is expected to be paid in 2016. See Note 7 to the condensed consolidated financial statements for further information.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.18 per common share, or approximately $155 million per quarter.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2015 and may be used for open market and other share purchases. There were no repurchases made under the program during the nine months ended September 30, 2015.
Other factors affecting liquidity
Financial position in current market. As of September 30, 2015, we had $2.2 billion of cash and equivalents, $89 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. In July 2015, we executed a new five-year revolving credit agreement with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the pending Baker Hughes acquisition. See Note 11 to the condensed consolidated financial statements for further information. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that our capital expenditures, working capital investments, and dividends, if any, during the remainder of 2015 can be fully funded through cash from operations.
As a result, we believe we have a reasonable amount of liquidity and, if necessary, additional financing flexibility given the current market environment to fund our potential contingent liabilities, if any.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. Credit ratings for our long-term debt remain A2 with Moody’s Investors Service and A with Standard & Poor’s. The credit ratings on our short-term debt remain P-1 with Moody’s Investors Service and A-1 with Standard & Poor’s. After the announcement of the pending Baker Hughes acquisition, Standard & Poor’s placed all of our ratings on negative watch.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. See “Business Environment and Results of Operations – International operations – Venezuela” for further discussion related to receivables from our primary customer in Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2015, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States, compared to 51% of consolidated revenue from the United States in the first nine months of 2014. This decline reflects the impact our North America operations are experiencing from the downturn in the energy market. No other country accounted for more than 10% of our revenue during these periods.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2015	2014	2014
Oil price - WTI (1)	$46.42	$97.78	$93.37
Oil price - Brent (1)	50.25	101.82	99.04
Natural gas price - Henry Hub (2)	2.76	3.96	4.39

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2015	2014	2015	2014
United States:
Land	833	1,842	1,021	1,788
Offshore (incl. Gulf of Mexico)	33	61	38	57
Total	866	1,903	1,059	1,845
Canada:
Land	187	382	197	369
Offshore	3	3	3	2
Total	190	385	200	371
International (excluding Canada):
Land	865	1,020	896	1,021
Offshore	267	328	291	324
Total	1,132	1,348	1,187	1,345
Worldwide total	2,188	3,636	2,446	3,561
Land total	1,885	3,244	2,114	3,178
Offshore total	303	392	332	383

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2015	2014	2015	2014
United States (incl. Gulf of Mexico):
Oil	658	1,578	817	1,514
Natural gas	208	325	242	331
Total	866	1,903	1,059	1,845
Canada:
Oil	88	220	90	220
Natural gas	102	165	110	151
Total	190	385	200	371
International (excluding Canada):
Oil	885	1,074	935	1,074
Natural gas	247	274	252	271
Total	1,132	1,348	1,187	1,345
Worldwide total	2,188	3,636	2,446	3,561
Oil total	1,631	2,872	1,842	2,808
Natural gas total	557	764	604	753

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2015	2014	2015	2014
United States (incl. Gulf of Mexico):
Horizontal	659	1,314	805	1,247
Vertical	123	372	152	384
Directional	84	217	102	214
Total	866	1,903	1,059	1,845

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
During the third quarter of 2015, WTI and Brent crude oil spot prices averaged approximately $46 and $50 per barrel, respectively, as compared to $98 and $102 per barrel, respectively, during the third quarter of 2014. Crude oil prices continue to be negatively affected as the combination of robust world crude oil supply growth and weak global demand contribute to an increase in the rate of global inventory builds. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of crude oil.
WTI crude oil spot prices decreased throughout the third quarter of 2015, from a monthly average of approximately $60 per barrel in June to $46 per barrel in September, a decline of approximately 23%. Brent crude oil spot prices averaged $61 per barrel in June compared to approximately $48 per barrel in September. The decline in crude oil pricing during the third quarter of 2015 is primarily due to the expectations of weakening global economic activity, persistent uncertainty surrounding the potential lower economic and oil demand growth in emerging market countries, and continued growth in global petroleum inventories.
According to the United States Energy Information Administration (EIA) October 2015 "Short Term Energy Outlook," Brent prices are projected to average $50 per barrel in the fourth quarter of 2015 and $59 per barrel full year 2016, with WTI prices expected to average $5 per barrel below Brent prices. The EIA also noted that global oil inventory builds are expected to slow through the end of 2015 but remain high compared with previous years. Although there are no signs that point to an immediate rebalancing of the market, the International Energy Agency's (IEA) October 2015 "Oil Market Report" forecasts the fourth quarter of 2015 and full year 2016 global demand to average approximately 95.4 million barrels per day and 95.7 million barrels per day, respectively, which are both up 3% from 2014, driven by an increase in all regions except for the Commonwealth of Independent States.
For the third quarter of 2015, the average Henry Hub natural gas price in the United States decreased by 30%, compared to the third quarter of 2014, due to higher natural gas storage levels this year as a result of a mild winter. The Henry Hub natural gas spot price averaged $2.66 per MMBtu in September, a decline of $0.12 per MMBtu from June. The EIA's July 2015 "Short Term Energy Outlook" projects that monthly average spot prices will remain at less than $3 per MMBtu through January, and less than $3.50 per MMBtu through 2016. Over the long term, the EIA expects that increases in drilling efficiency and growth in oil production will continue to support growing natural gas production.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities, particularly in North America. For the third quarter of 2015, the average oil directed rig count decreased 59%, while the average natural gas directed rig count decreased 37%, compared to the third quarter of 2014.
The United States rig count has dropped approximately 58% from the peak in late November 2014. Price erosion continued in the third quarter of 2015, specifically in North America, and we believe pricing will remain fluid until activity stabilizes. Current market conditions aside, in the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will require higher demand in fluid chemistry and other technologies required for these complex reservoirs which will have positive implications for our operations when the energy market recovers.
In the Gulf of Mexico, the average offshore rig count for third quarter 2015 was down 46% compared to the third quarter of 2014. Activity in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The average international rig count for the third quarter of 2015 decreased by 16% compared to the third quarter of 2014. Declining crude oil prices have caused several of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. Although the international markets have been more resilient than North America, they are not immune to the impacts of the lower commodity price environment and, therefore, our international operations could be further impacted in the near term.
Despite the current market environment, we believe that international land-based activity, including mature fields, will remain resilient and continue to boost activity improvements over the long term, and we plan to leverage our extensive experience in North America to optimize these opportunities. Consistent with our long-term strategy to grow our operations outside of North America, we also expect to continue to invest in capital equipment for our international operations.

Venezuela. In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars based on supply and demand. The three-tier exchange rate mechanisms are as follows: (i) the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar, which remains unchanged; (ii) the SICAD I, which will continue to hold periodic auctions for specific sectors of the economy with a rate of 13.5 Bolívares per United States dollar at September 30, 2015; and (iii) the SIMADI, which replaces the SICAD II system with a market rate of 199 Bolívares per United States dollar at September 30, 2015.
During the first quarter of 2015, we began utilizing the SIMADI mechanism to remeasure our net monetary assets denominated in Bolívares, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015. As of September 30, 2015, our total net investment in Venezuela was approximately $568 million, with a minimal amount of net monetary assets denominated in Bolívares. Also, at September 30, 2015 we had $23 million of surety bond guarantees outstanding relating to our Venezuelan operations. The United States dollar value of our net monetary assets and surety bond guarantees have significantly declined from December 31, 2014 primarily as a result of the currency devaluation in Venezuela.
We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela, which partially offset the decline in receivables related to the currency devaluation during the period. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Our total outstanding trade receivables in Venezuela were $639 million, or approximately 11% of our gross trade receivables, as of September 30, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. Of the $639 million receivables in Venezuela as of September 30, 2015, $176 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.
For additional information, see Part I, Item 1(a), “Risk Factors” in our 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2015 COMPARED TO 2014

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$3,200	$5,420	$(2,220)	(41)%
Drilling and Evaluation	2,382	3,281	(899)	(27)
Total revenue	$5,582	$8,701	$(3,119)	(36)%

By geographic region:
Completion and Production:
North America	$1,898	$3,705	$(1,807)	(49)%
Latin America	336	435	(99)	(23)
Europe/Africa/CIS	518	699	(181)	(26)
Middle East/Asia	448	581	(133)	(23)
Total	3,200	5,420	(2,220)	(41)
Drilling and Evaluation:
North America	590	1,019	(429)	(42)
Latin America	403	610	(207)	(34)
Europe/Africa/CIS	503	765	(262)	(34)
Middle East/Asia	886	887	(1)	—
Total	2,382	3,281	(899)	(27)
Total revenue by region:
North America	2,488	4,724	(2,236)	(47)
Latin America	739	1,045	(306)	(29)
Europe/Africa/CIS	1,021	1,464	(443)	(30)
Middle East/Asia	1,334	1,468	(134)	(9)

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$163	$1,071	$(908)	(85)%
Drilling and Evaluation	401	451	(50)	(11)
Corporate and other	(140)	112	(252)	(225)
Impairments and other charges	(381)	—	(381)	100
Total operating income	$43	$1,634	$(1,591)	(97)%

By geographic region:
Completion and Production:
North America	$(49)	$765	$(814)	(106)%
Latin America	53	65	(12)	(18)
Europe/Africa/CIS	77	126	(49)	(39)
Middle East/Asia	82	115	(33)	(29)
Total	163	1,071	(908)	(85)
Drilling and Evaluation:
North America	57	141	(84)	(60)
Latin America	55	73	(18)	(25)
Europe/Africa/CIS	73	90	(17)	(19)
Middle East/Asia	216	147	69	47
Total	401	451	(50)	(11)
Total operating income by region
(excluding Corporate and other):
North America	8	906	(898)	(99)
Latin America	108	138	(30)	(22)
Europe/Africa/CIS	150	216	(66)	(31)
Middle East/Asia	298	262	36	14

Consolidated revenue decreased $3.1 billion, or 36%, in the third quarter of 2015, as compared to the third quarter of 2014, associated with widespread pricing pressure and activity reductions on a global basis, primarily attributable to pressure pumping in North America. Revenue outside of North America was 55% of consolidated revenue in the third quarter of 2015, compared to 46% of consolidated revenue in the third quarter of 2014, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.
Consolidated operating income decreased $1.6 billion, or 97%, during the third quarter of 2015, as compared to the third quarter of 2014, driven by a significant decline in pressure pumping activity and pricing declines in North America, coupled with $381 million of impairments and other charges recorded in the third quarter of 2015, which were primarily associated with the downturn in the energy market. See Note 3 to the condensed consolidated financial statements for further information about impairments and other charges for the third quarter of 2015.

Completion and Production
Revenue decreased $2.2 billion, or 41%, in the third quarter of 2015, compared to the third quarter of 2014.

•
North America revenue dropped 49%, as a result of steep rig count declines, pricing concessions, and reduced activity across all product service lines, specifically stimulation activity in the United States land market.

•
Latin America revenue decreased 23%, mainly due to reduced activity and pricing in Mexico, primarily associated with pressure pumping services, lower stimulation and production solutions activity in Venezuela, and a reduction in cementing services in Colombia and Ecuador.

•
Europe/Africa/CIS revenue decreased 26%, as a result of reduced cementing services in Norway, lower production solutions services in the United Kingdom, and lower overall activity and currency weakness in Russia.

•
Middle East/Asia revenue fell 23%, mainly due to decreased pressure pumping services and production solutions activity in Saudi Arabia and a reduction in most product service lines in Australia, Malaysia, and Indonesia.

•	Revenue outside of North America was 41% of total segment revenue in the third quarter of 2015, compared to 32% of total segment revenue in the third quarter of 2014.

Operating income was $163 million, a decrease of $908 million, or 85%, compared to the third quarter of 2014.

•	North America operating income declined 106%, primarily due to the fall in rig counts and pricing pressure impacting stimulation activity and profitability.

•
Latin America operating income decreased by 18%, primarily as a result of reduced activity and profitability across all product service lines in Mexico, which was partially offset by growing production solutions activity in both Brazil and Venezuela.

•
Europe/Africa/CIS operating income decreased by 39%, mainly due to a drop across all product service lines in Egypt and the United Kingdom, along with a reduction in pressure pumping services and completion tools sales in Angola.

•	Middle East/Asia operating income fell by 29%, mainly due to reduced stimulation activity in Saudi Arabia and lower pressure pumping services in Australia.

Drilling and Evaluation
Revenue decreased $899 million, or 27%, in the third quarter of 2015, compared to the third quarter of 2014.

•	North America revenue dropped 42% due to a drop in activity across all product service lines, primarily as a result of pricing concessions and reduced activity levels for fluid and drilling services.

•
Latin America revenue decreased 34%, primarily due to lower software sales and consulting services in Mexico, reduced activity and pricing of testing services in Brazil, and the currency impact of the new exchange rate in Venezuela.

•
Europe/Africa/CIS revenue decreased 34% as a result of decreased pricing for most product service lines in Russia, lower drilling and fluid activity in Norway and Angola, and reduced drilling services and software sales in the United Kingdom.

•
Middle East/Asia revenue remained flat, as strong activity growth across most product service lines in Iraq and Saudi Arabia were offset by reduced drilling activity in Malaysia and lower logging services in China.

•	Revenue outside of North America was 75% of total segment revenue in the third quarter of 2015, compared to 69% of total segment revenue in the third quarter of 2014.

Operating income was $401 million, a decrease of $50 million, or 11%, compared to the third quarter of 2014. All regions benefited from the cessation of recognizing depreciation expense on assets held for sale. See Note 2 to the condensed consolidated financial statements for further information.

•	North America operating income decreased 60%, primarily due to decreased fluid activity and logging services in the United States land market.

•
Latin America operating income fell 25%, primarily due to declining software sales and consulting services in Mexico, which were partially offset by increased drilling activity in Brazil and Venezuela.

•	Europe/Africa/CIS operating income declined 19%, mainly due to a reduction in activity throughout most product service lines in the United Kingdom and Russia.

•	Middle East/Asia operating income improved by 47%, driven by strong activity growth across most product service lines in Saudi Arabia, Iraq, and United Arab Emirates, primarily drilling services.

Corporate and other was $140 million of expenses in the third quarter of 2015, compared to $112 million of income in the third quarter of 2014, primarily due to $82 million of costs in the third quarter of 2015 related to the pending Baker Hughes acquisition. The third quarter of 2014 included a $195 million positive impact from a reduction of our loss contingency liability and insurance recovery related to the Macondo well incident.
Impairments and other charges. Primarily as a result of the downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $381 million in company-wide charges during the third quarter of 2015 related to fixed asset impairments and write-offs and severance costs. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Effective tax rate. Our effective tax rate on continuing operations for the quarter ended September 30, 2015 and September 30, 2014 was 40.8% and 26.5%, respectively. The effective tax rates in both periods were positively impacted by lower tax rates in certain foreign jurisdictions. However, the effective tax rate for the quarter ended September 30, 2015 was impacted by the tax effects of the $381 million of impairments and other charges during the period, exacerbated by our lower level of pre-tax earnings during the period. The effective tax rate for the quarter ended September 30, 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal entity structure in Brazil. Partially offsetting this item were tax expenses related to Macondo activity recorded during the third quarter of 2014, which was tax-effected at the United States statutory rate, as well as approximately $100 million for a write-off of certain prepaid tax assets recorded in Iraq and additional tax expenses related to the settlement of a research and development credit with the United States tax authorities.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$10,890	$14,782	$(3,892)	(26)%
Drilling and Evaluation	7,661	9,318	(1,657)	(18)
Total revenue	$18,551	$24,100	$(5,549)	(23)%

By geographic region:
Completion and Production:
North America	$6,737	$9,957	$(3,220)	(32)%
Latin America	1,067	1,185	(118)	(10)
Europe/Africa/CIS	1,600	1,940	(340)	(18)
Middle East/Asia	1,486	1,700	(214)	(13)
Total	10,890	14,782	(3,892)	(26)
Drilling and Evaluation:
North America	1,964	3,012	(1,048)	(35)
Latin America	1,388	1,616	(228)	(14)
Europe/Africa/CIS	1,613	2,204	(591)	(27)
Middle East/Asia	2,696	2,486	210	8
Total	7,661	9,318	(1,657)	(18)
Total revenue by region:
North America	8,701	12,969	(4,268)	(33)
Latin America	2,455	2,801	(346)	(12)
Europe/Africa/CIS	3,213	4,144	(931)	(22)
Middle East/Asia	4,182	4,186	(4)	—

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$938	$2,619	$(1,681)	(64)%
Drilling and Evaluation	1,107	1,263	(156)	(12)
Corporate and other	(401)	(84)	(317)	377
Impairments and other charges	(1,895)	—	(1,895)	100
Total operating income (loss)	$(251)	$3,798	$(4,049)	(107)%

By geographic region:
Completion and Production:
North America	$258	$1,841	$(1,583)	(86)%
Latin America	173	161	12	7
Europe/Africa/CIS	222	300	(78)	(26)
Middle East/Asia	285	317	(32)	(10)
Total	938	2,619	(1,681)	(64)
Drilling and Evaluation:
North America	159	457	(298)	(65)
Latin America	169	138	31	22
Europe/Africa/CIS	178	248	(70)	(28)
Middle East/Asia	601	420	181	43
Total	1,107	1,263	(156)	(12)
Total operating income by region
(excluding Corporate and other):
North America	417	2,298	(1,881)	(82)
Latin America	342	299	43	14
Europe/Africa/CIS	400	548	(148)	(27)
Middle East/Asia	886	737	149	20

Consolidated revenue decreased $5.5 billion, or 23%, in the first nine months of 2015, as compared to the first nine months of 2014, associated with pricing declines and reduced activity levels, primarily attributable to stimulation services in the United States land market, as well as lower pricing and activity in all of our product service lines in the Europe/Africa/CIS, which were partially offset by higher consulting services and drilling and fluid services in Middle East/Asia. Revenue outside of North America was 53% of consolidated revenue in the first nine months of 2015, compared to 46% of consolidated revenue in the first nine months of 2014.
Consolidated operating income decreased $4.0 billion, or 107%, in the first nine months of 2015, as compared to the first nine months of 2014, primarily as a result of $1.9 billion of impairments and other charges recorded in the first nine months of 2015, which were primarily associated with the downturn in the energy market. See Note 3 to the condensed consolidated financial statements for further information. Additionally, our consolidated operating income decline was attributable to reduced stimulation activity in the United States land market, partially offset by higher activity and operating income experienced in Middle East/Asia and Latin America.

Completion and Production
Revenue decreased $3.9 billion, or 26%, in the first nine months of 2015, compared to the first nine months of 2014.

•	North America revenue fell by 32% as a result of decreased stimulation activity in the United States land market related to a significant drop in rig count coupled with pricing declines.

•	Latin America revenue decreased by 10%, mainly due to a decrease in pressure pumping activity in Mexico, which was partially offset by increased production solutions activity levels in Brazil.

•	Europe/Africa/CIS revenue declined by 18%, driven by reduced well completion activity in Norway, Russia and Angola.

•
Middle East/Asia revenue dropped 13%, primarily due to decreased pressure pumping activity and pricing in Australia and lower completion tools sales in Indonesia and Malaysia, which more than offset improved completion tool sales in Saudi Arabia.

•	Revenue outside of North America was 38% of total segment revenue in the first nine months of 2015, compared to 33% of total segment revenue in the first nine months of 2014.

Operating income declined by $1.7 billion, or 64%, in the first nine months of 2015, compared to the first nine months of 2014.

•	North America operating income decreased 86% as a result of reduced pressure pumping services and price degradation in the United States land market.

•
Latin America operating income grew 7%, primarily due to higher activity and profitability across most of our product service lines in Venezuela, partially offset by a decrease in stimulation activity in Argentina.

•
Europe/Africa/CIS operating income decreased 26% as a result of lower cementing services and completion tools sales in both Norway and Angola, as well as a decline across most product service lines in Egypt.

•	Middle East/Asia operating income decreased 10%, mainly due to reduced pressure pumping services in Australia, which was partially offset by increased completion tools sales in Saudi Arabia.

Drilling and Evaluation
Revenue decreased $1.7 billion, or 18%, in the first nine months of 2015, compared to the first nine months of 2014.

•	North America revenue fell by 35%, due to decreases across the majority of our product service lines in the United States land market.

•
Latin America revenue decreased 14%, primarily due to a drop in drilling and logging activity in Ecuador and Colombia coupled with a decline in offshore activity in Brazil. These decreases were partially offset by higher activity levels in most of our product service lines in Argentina, along with increased drilling and fluid activity in Venezuela.

•	Europe/Africa/CIS revenue declined by 27% as a result of reduced fluid activity in Norway, as well as lower drilling and fluid activity in Russia and Angola.

•
Middle East/Asia revenue increased 8% as a result of increased activity in most of our product services lines in Saudi Arabia and improved project management services in Indonesia, Iraq, and India, which were partially offset by lower drilling and fluid activity in Malaysia.

•	Revenue outside of North America was 74% of total segment revenue in the first nine months of 2015, compared to 68% of total segment revenue in the first nine months of 2014.

Operating income fell $156 million, or 12%, in the first nine months of 2015, compared to the first nine months of 2014. All regions benefited from the cessation of recognizing depreciation expense on assets held for sale. See Note 2 to the condensed consolidated financial statements for further information.

•	North America operating income decreased 65% due to a decline in activity for all of our product service lines in the United States land market and continued pricing pressure.

•	Latin America operating income improved by 22%, mainly due to improved drilling and logging services in Brazil, along with higher drilling and fluid activity in Venezuela.

•	Europe/Africa/CIS operating income fell by 28%, as a result of reduced drilling and fluid activity in Russia and Angola, as well as lower fluid activity in Norway.

•	Middle East/Asia operating income increased 43%, primarily due to an increase across most of our product service lines in Saudi Arabia and our drilling and consulting services in Indonesia.

Corporate and other expenses were $401 million in the first nine months of 2015 compared to $84 million in the first nine months of 2014. The increase was primarily due to $203 million of costs in the first nine months of 2015 related to the pending Baker Hughes acquisition. The first nine months of 2014 included a $195 million positive impact from a reduction of our loss contingency liability and insurance recovery related to the Macondo well incident.
Impairments and other charges. Primarily as a result of the downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $1.9 billion in company-wide charges during the first nine months of 2015, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, and other charges. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS
Interest expense, net of interest income increased $28 million in the first nine months of 2015, as compared to the first nine months of 2014, primarily due to fees associated with the $8.6 billion senior unsecured bridge facility commitment related to the pending acquisition of Baker Hughes.
Other, net was a $281 million loss in the first nine months of 2015, as compared to a $43 million loss in the first nine months of 2014, primarily due to a $199 million foreign exchange loss we incurred in Venezuela in the first quarter of 2015 as a result of utilizing the new SIMADI currency exchange mechanism. See Note 3 to the condensed consolidated financial statements and "Business Environment and Results of Operations" for further information.
Effective tax rate. Our effective tax rate was 24.6% for the nine months ended September 30, 2015 and 27.0% for the nine months ended September 30, 2014. The effective tax rates in both periods were positively affected by lower tax rates in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2015 includes positive tax effects of the $1.9 billion of impairments and other charges recorded during the first nine months of 2015. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal entity structure in Brazil. Partially offsetting this item were tax expenses related to Macondo activity recorded during the third quarter of 2014, which was tax-effected at the United States statutory rate, as well as approximately $100 million for a write-off of certain prepaid tax assets recorded in Iraq and additional tax expenses related to the settlement of a research and development credit with the United States tax authorities.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
As of September 30, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	34,284	$42.70	—	$5,700,004,373
August 1 - 31	14,502	$41.16	—	$5,700,004,373
September 1 - 30	20,442	$39.41	—	$5,700,004,373
Total	69,228	$41.40	—

(a)
All of the 69,228 shares purchased during the three-month period ended September 30, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2015. From the inception of this program in February 2006 through September 30, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information
None.

Item 6. Exhibits

†	10.l
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 24, 2015 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 7, 2015, File No. 1-3492).

†	10.2	Form of Nonstatutory Stock Option Agreement (incorporated by reference as Exhibit 99.2 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.3	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.3 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.4	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 99.4 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.5	Form of Non-Employee Director Restricted Stock Unit Agreement (Director Plan) (incorporated by reference as Exhibit 99.8 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.6
Form of Non-Employee Director Restricted Stock Unit Agreement (Stock and Incentive Plan) (incorporated by reference as Exhibit 99.9 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.7
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 24, 2015 (incorporated by reference to Appendix C of Halliburton’s proxy statement filed April 7, 2015, File No. 1-3492).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	99.1
Notice of Extension dated July 10, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending termination date to December 1, 2015.

*	99.2
Notice of Extension dated September 25, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending termination date to December 16, 2015.

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

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

Date: October 23, 2015