Form 10-K
period 2015-12-31
HALLIBURTON CO
filed 2016-02-05
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer    [X]    Accelerated filer    [   ]
Non-accelerated filer    [   ]    Smaller reporting company    [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
The aggregate market value of Halliburton Company Common Stock held by nonaffiliates on June 30, 2015, determined using the per share closing price on the New York Stock Exchange Composite tape of $43.07 on that date, was approximately $36.7 billion.
As of January 29, 2016, there were 858,342,017 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2015

i

PART I

Item 1. Business.
General description of business
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are a leading provider of services and products to the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the field. We serve major, national, and independent oil and natural gas companies throughout the world and operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Pipeline and Process Services, Multi-Chem, and Artificial Lift.

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

See Note 4 to the consolidated financial statements for further financial information related to each of our business segments and a description of the services and products provided by each segment. We have significant manufacturing operations in various locations, including the United States, Canada, China, Malaysia, Singapore, and the United Kingdom.
Pending Acquisition of Baker Hughes
In November 2014, we and Baker Hughes Incorporated (Baker Hughes) entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We are continuing our discussions with competition authorities to obtain approval of the acquisition and recently offered an enhanced set of divestitures in an effort to resolve competition-related concerns. We have agreed with Baker Hughes to extend the period to obtain required regulatory approvals to no later than April 30, 2016, and remain focused on completing the transaction as early as possible in 2016. See Note 2 to the consolidated financial statements for further information about the pending acquisition and Item 1(a). “Risk Factors” for risks associated with the pending acquisition.
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
We conduct business worldwide in approximately 80 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2015, 2014, and 2013, based on the location of services provided and products sold, 44%, 51%, and 49% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” and Note 4 to the consolidated financial statements for additional financial information about our geographic operations in the last three years. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our servicing and sales organizations.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, expropriation or other governmental actions, changes in foreign currency exchange rates, foreign currency exchange restrictions, and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would significantly impact the conduct of our operations taken as a whole.
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
Research and development costs
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Our expenditures for research and development activities were $487 million in 2015, $601 million in 2014, and $588 million in 2013. We sponsored over 95% of these expenditures in each year.
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
Additionally, customer spending patterns for software and various other oilfield services and products can typically result in higher activity in the fourth quarter of the year.
Employees
At December 31, 2015, we employed approximately 65,000 people worldwide compared to more than 80,000 at December 31, 2014. At December 31, 2015, approximately 17% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.
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
At the same time, we have invested considerable resources in developing hydraulic fracturing technologies, which offer our customers a variety of especially environment-friendly alternatives related to the use of hydraulic fracturing fluid additives and other aspects of our hydraulic fracturing operations. We created a hydraulic fracturing fluid system comprised of materials sourced entirely from the food industry. In addition, we have engineered a process that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluids, allowing customers to minimize the use of chemical biocides. We are committed to the continued development of innovative chemical and mechanical technologies that allow for more economical and environmentally friendly development of the world’s oil and natural gas reserves.
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
Web site access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet web site at www.halliburton.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (SEC). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that web site is www.sec.gov. We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2015, 2014, or 2013. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 5, 2016, including all offices and positions held by each in the past five years:

	Name and Age	Offices Held and Term of Office
	James S. Brown (Age 61)	President, Western Hemisphere of Halliburton Company, since January 2008

*	Christian A. Garcia (Age 52)	Senior Vice President, Finance and Acting Chief Financial Officer of Halliburton Company, since January 2015
Senior Vice President and Chief Accounting Officer of Halliburton Company, January 2014 to December 2014
Senior Vice President and Treasurer of Halliburton Company, September 2011 to December 2013
Senior Vice President, Investor Relations of Halliburton Company, January 2011 to August 2011

	Charles E. Geer, Jr. (Age 45)	Vice President and Corporate Controller of Halliburton Company, since January 2015
Vice President, Finance of Halliburton Company, December 2013 to December 2014
Vice President and Chief Accounting Officer of Select Energy Services, April 2011 to November 2013
Vice President and Principal Accounting Officer of Weatherford International, June 2010 to March 2011

	Myrtle L. Jones (Age 56)	Senior Vice President, Tax of Halliburton Company, since March 2013
Senior Managing Director of Tax and Internal Audit, Service Corporation International, February 2008 to February 2013

*	David J. Lesar (Age 62)	Chairman of the Board and Chief Executive Officer of Halliburton Company, since August 2014
Chairman of the Board, President, and Chief Executive Officer of Halliburton Company, August 2000 to July 2014

	Mark A. McCollum (Age 56)	Executive Vice President and Chief Integration Officer of Halliburton Company, since January 2015
Executive Vice President and Chief Financial Officer of Halliburton Company, January 2008 to December 2014

	Timothy M. McKeon (Age 43)	Vice President and Treasurer of Halliburton Company, since January 2014
Assistant Treasurer of Halliburton Company, September 2011 to December 2013
Director of Finance, Drilling & Evaluation Division of Halliburton Company, February 2011 to August 2011
Director of Treasury Operations of Halliburton Company, March 2009 to January 2011

*	Jeffrey A. Miller (Age 52)	Member of the Board of Directors and President of Halliburton Company, since August 2014
Executive Vice President and Chief Operating Officer of Halliburton Company, September 2012 to July 2014
Senior Vice President, Global Business Development and Marketing of Halliburton Company, January 2011 to August 2012

*	Lawrence J. Pope (Age 47)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

	Joe D. Rainey (Age 59)	President, Eastern Hemisphere of Halliburton Company, since January 2011

*	Robb L. Voyles (Age 58)	Executive Vice President, Secretary and General Counsel of Halliburton Company, since May 2015
Executive Vice President and General Counsel of Halliburton Company, January 2014 to April 2015
Senior Vice President, Law of Halliburton Company, September 2013 to December 2013
Partner, Baker Botts L.L.P., January 1989 to August 2013
* Members of the Policy Committee of the registrant.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

Item 1(a). Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully.

We may be unable to obtain the necessary consents and approvals from governmental authorities required to complete the Baker Hughes acquisition in a timely manner, or at all. Even if such consents and approvals are obtained, governmental authorities may impose conditions that could adversely affect us or cause the acquisition to be abandoned.
To complete the acquisition, we and Baker Hughes must satisfy various closing conditions, including obtaining certain consents and approvals from various governmental and regulatory authorities.
We have not yet obtained all of the regulatory consents and approvals required to complete the acquisition. Governmental or regulatory agencies could seek to block or challenge the acquisition. Even if these regulatory consents and approvals are obtained, they may not be obtained prior to April 30, 2016, the current deadline under the merger agreement to obtain required regulatory approvals before either party is permitted to terminate the merger agreement. The governmental authorities from which these approvals are required are expected to require significant divestitures, and may impose other conditions on the completion of the acquisition that could have an adverse effect on the combined company following the acquisition. We will be unable to complete the acquisition until consents and approvals are received from the European Commission (EC) and various other governmental authorities (jointly, the “Regulatory Clearances”). Notwithstanding that the statutory waiting period under U.S. law ended when our timing agreement with the U.S. Department of Justice (DOJ) expired on December 15, 2015, and even after completion of the acquisition, the DOJ and other governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the acquisition, before or after it is completed. Halliburton may not prevail and may incur significant costs in defending or settling any action under the antitrust laws. The merger agreement may require us to accept conditions from these regulators that could adversely impact the combined company. If we agree to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and the business and results of operations of the combined company after the acquisition may be adversely affected.
In December 2015, the DOJ informed us that they did not believe that our previously announced proposed divestitures were sufficient to address its concerns, and in January 2016, the EC issued a report detailing initial concerns about the competition-related implications of the acquisition. Although we have recently presented to the DOJ and informally notified the EC and other jurisdictions of an enhanced set of proposed divestitures, there can be no assurance that the proposed divestiture package will be sufficient to satisfy their concerns, and there is no agreement to date with the DOJ or the EC as to the adequacy of the proposed divestitures. Even if the proposed divestiture package is satisfactory to those and other authorities, there can be no assurance that we will be able to reach an agreement with one or more buyers of those product lines. If the Regulatory Clearances are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither we nor Baker Hughes will be obligated to complete the acquisition.
If we are unable to complete the acquisition, we would be subject to a number of risks, including the following:

-	we would not realize the anticipated benefits of the acquisition, including, among other things, increased operating efficiencies;

-	the attention of our management will have been diverted to the acquisition rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

-	the potential loss of key personnel during the pendency of the acquisition as employees may have experienced uncertainty about their future roles with the combined company;

-
we will have been subject to certain restrictions on the conduct of our business, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the acquisition is pending; and

-	the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the acquisition will be completed.
If the acquisition is not completed, our ongoing businesses may be adversely affected. If we are unable to close the acquisition by April 30, 2016, either Baker Hughes or we may terminate the merger agreement. Under the merger agreement, we could be required, in certain circumstances where the termination of the merger agreement is related to failures to obtain the Regulatory Clearances, to pay Baker Hughes a termination fee of $3.5 billion. If we do not complete the acquisition, we will also recognize additional non-cash expenses as discussed further in Note 2 to the consolidated financial statements. Payment of the termination fee and incurring such expenses could have material and adverse consequences to the financial condition and operations of Halliburton.
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
Following the announcement of the acquisition, various lawsuits were filed in the Court of Chancery of the State of Delaware and the U.S. District Court for the Southern District of Texas against Baker Hughes, the members of the Baker Hughes Board, and us, alleging breaches of various fiduciary duties by the members of the Baker Hughes Board during the acquisition negotiations and by entering into the merger agreement and approving the acquisition and alleging that we and Baker Hughes aided and abetted such alleged breaches of fiduciary duties. Among other remedies, the plaintiffs sought to enjoin the acquisition and rescind the merger agreement, in addition to certain unspecified damages and reimbursement of costs. While we and Baker Hughes believe these suits are without merit and have entered into a memorandum of understanding with the plaintiffs of such lawsuits to settle such claims, the outcome of any such litigation is inherently uncertain and is contingent upon the acquisition closing and court approval. If the settlement is not approved or the lawsuits otherwise remain unresolved after the closing of the acquisition, it may adversely affect the combined company’s business, financial condition or results of operation.

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

We have incurred, and will continue to incur, significant transaction, acquisition-related and restructuring costs in connection with the Baker Hughes acquisition and the combined company could incur substantial expenses related to the integration of Baker Hughes.
We have incurred, and will continue to incur, significant costs associated with the expected combination of our operations and the operations of Baker Hughes, as well as transaction fees and other costs related to the acquisition. Many of these costs will be borne by us even if the acquisition is not completed. We have also incurred, will incur through completion of the acquisition, and the combined company will incur following the completion of the acquisition, substantial expenses in connection with integrating each company’s respective businesses, policies, procedures, operations, technologies and systems. There are a large number of systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the acquisition, and accordingly, any net benefits may not be achieved in the near term or at all. These integration expenses may result in significant charges taken against earnings by us prior to completion of the acquisition and by the combined company following the completion of the acquisition. During the year ended December 31, 2015, we incurred an aggregate of $411 million in costs related to the pending Baker Hughes acquisition, of which $308 million are acquisition and integration costs included within our consolidated statements of operations and $103 million are capitalized divestiture costs included within "Other current assets" on our consolidated balance sheets.

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
We anticipate that the acquisition may not be accretive, and may be dilutive, to earnings per share until the end of the second calendar year after closing. This expectation is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

-	further adverse changes in energy market conditions;

-	commodity prices for oil, natural gas and natural gas liquids;

-	production levels;

-	operating results;

-	competitive conditions;

-	laws and regulations affecting the energy business;

-	capital expenditure obligations;

-	higher than expected integration costs;

-	lower than expected synergies; and

-	general economic conditions.
Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common stock to decline.

The combined Halliburton and Baker Hughes company will record goodwill that could become impaired and adversely affect the combined company’s operating results.
The acquisition will be accounted for as an acquisition by us in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Baker Hughes will be recorded, as of the acquisition closing date, at their respective fair values and added to those of Halliburton. Our reported financial condition and results of operations issued after completion of the acquisition will reflect Baker Hughes balances and results after completion of the acquisition, but will not be restated retroactively to reflect the historical financial position or results of operations of Baker Hughes for periods prior to the acquisition. Under the acquisition method of accounting, the total purchase price will be allocated to Baker Hughes’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the acquisition closing date. The excess of the purchase price over those fair values will be recorded as goodwill. We and Baker Hughes expect that the acquisition will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, which is more likely during adverse market conditions similar to the current environment, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material adverse impact on the combined company’s operating results.

The pendency of the Baker Hughes acquisition could adversely affect us.
In connection with the pending acquisition, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the acquisition is completed. We have agreed in the merger agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the acquisition, which restrictions have been, and could continue to be, in place for an extended period of time if completion of the acquisition is delayed and could adversely impact our financial condition, results of operations or cash flows.

The combined Halliburton and Baker Hughes enterprise’s indebtedness following the acquisition will be greater than Halliburton’s existing indebtedness. Therefore, it may be more difficult for the combined enterprise to pay or refinance its debts or take other actions, and the combined enterprise may need to divert its cash flow from operations to debt service payments.
In connection with the acquisition, we will incur additional debt to pay the merger consideration and transaction expenses and the indebtedness of the combined enterprise will increase as a result of Baker Hughes’s outstanding debt. Halliburton’s total liabilities as of December 31, 2015 were approximately $21.4 billion, including $15.3 billion of long-term debt (including current maturities), which includes $7.5 billion aggregate principal amount of senior notes issued in November 2015 to finance a portion of the merger consideration. Baker Hughes’s total liabilities as of December 31, 2015 were approximately $7.7 billion, including $4.0 billion of long-term debt (including current maturities). We could incur additional debt or use cash on hand to finance the remainder of the cash portion of the merger consideration. If the Baker Hughes acquisition is not completed, we will be required to redeem $2.5 billion of the senior notes issued in November 2015 at a price of 101% of their principal amount. See Note 8 to the consolidated financial statements for further information about debt financing for the pending acquisition. The combined enterprise’s debt service obligations with respect to this increased indebtedness could have an adverse impact on its earnings and cash flows, which after the acquisition would include the earnings and cash flows of Baker Hughes, for as long as the indebtedness is outstanding.
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

-
result in a downgrade in the rating of our indebtedness, which could limit our ability to borrow additional funds and increase the interest rates applicable to our indebtedness (after the announcement of the acquisition, Standard & Poor’s Ratings Services placed all of our ratings on negative watch, and all of Baker Hughes’s ratings on negative watch, and in October 2015 Moody's placed all of our ratings on review for downgrade);

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
The semisubmersible drilling rig, Deepwater Horizon, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010. The Deepwater Horizon was owned by Transocean Ltd. and had been drilling the Macondo exploration well in the Gulf of Mexico for the lease operator, BP Exploration and Production, Inc. (BP). We performed a variety of services on that well for BP. There were eleven fatalities and a number of injuries as a result of the Macondo well incident.
Numerous lawsuits relating to the Macondo well incident and alleging damages arising from the blowout were filed against various parties, including BP, Transocean and us, most of which were consolidated in a Multi-District Litigation (MDL) proceeding. In addition, the Bureau of Safety and Environmental Enforcement has issued a notification of Incidents of Noncompliance (INCs) to us relating to the Macondo well incident. We understand that regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation.

Although the MDL proceeding has concluded and we, BP, Transocean and the plaintiff’s steering committee in the MDL proceeding have settled all claims against each other, the MDL rulings are still subject to appeal and the settlements are subject to court approval and other conditions before they become effective. In addition, we have appealed the INCs, but the appeal has been suspended pending final resolution, including appeals, of the MDL. If the MDL court’s ruling that we were not grossly negligent is overturned on appeal, and our settlement is not approved, liabilities resulting from the Macondo well incident could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. We are unable to predict whether or when the court will approve our MDL settlement or whether or when the conditions of our MDL Settlement will be satisfied.
For additional information relating to the Macondo well incident, our MDL Settlement, the status of the MDL and the INCs, see Note 9 to the consolidated financial statements.

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
Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the Department of Interior has issued regulations that apply to hydraulic fracturing operations on wells that are subject to federal oil and gas leases and that impose requirements regarding the disclosure of chemicals used in the hydraulic fracturing process as well as requirements to obtain certain federal approvals before proceeding with hydraulic fracturing at a well site. The Department of Interior has been preliminarily enjoined from enforcing these regulations pending the outcome of a federal court challenge. If they become effective, these regulations would establish additional levels of regulation at the federal level that could lead to operational delays and increased operating costs. At the same time, legislation and/or regulations have been adopted in several states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Two states (New York and Vermont) have banned the use of high volume hydraulic fracturing. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing for oil and gas development. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.
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
Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices have declined significantly since 2014, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in January 2016, a level which has not been experienced since 2003. Crude oil prices are not forecast to improve significantly during 2016. We anticipate 2016 will be another challenging year for us, as our customers continue to make downward revisions to their operating budgets. Therefore, we expect a continued reduction in activity coupled with pricing pressures, and corresponding reductions in revenue and operating performance in 2016. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations.”
Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen or persist for an extended period of time, we may be required to record additional asset impairments, including an impairment of the carrying value of our goodwill. Such a potential impairment charge could have a material adverse impact on our operating results. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.
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
As a result of the decreases in commodity prices, many of our customers reduced capital spending in 2015 and have continued a reduction in their capital spending budgets for 2016. We expect that further reductions in commodity prices or prices remaining at current levels for a prolonged period of time may result in further capital budget reductions in the future.

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
As an example, we conduct business in countries, such as Venezuela, that have restricted or limited trading markets for their local currencies. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries. In addition, we may accumulate cash in foreign jurisdictions that may be subject to taxation if repatriated to the United States. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations" and Note 10 to the consolidated financial statements.

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
The future results of our Venezuelan operations will be affected by many factors, including the foreign currency exchange rate, actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations - International operations - Venezuela."

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
Raw materials essential to our business, such as proppants, hydrochloric acid, and gels, including guar gum, are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our jobsites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and consolidated results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange. Information related to the high and low market prices of our common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 77 of this annual report. Quarterly cash dividends on our common stock, which were paid in March, June, September, and December of each year, were $0.15 per share for the first three quarters of 2014, and $0.18 per share in the fourth quarter of 2014 and all four quarters of 2015. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions. Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis.
The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2015, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2010, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

	December 31
	2010	2011	2012	2013	2014	2015
Halliburton	$100.00	$85.31	$86.73	$128.36	$100.63	$88.69
Philadelphia Oil Service Index (OSX)	100.00	89.45	92.26	121.15	95.32	71.30
Standard & Poor’s 500 ® Index	100.00	102.11	118.45	156.82	178.28	180.75

At January 29, 2016, we had 13,484 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	34,214	$38.54	—	$5,700,004,373
November 1 - 30	60,838	$38.65	—	$5,700,004,373
December 1 - 31	166,766	$37.54	—	$5,700,004,373
Total	261,818	$37.93	—

(a)
All of the 261,818 shares purchased during the three-month period ended December 31, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the fourth quarter of 2015, we did not repurchase shares of our common stock pursuant to that plan. We have authorization remaining to repurchase up to a total of approximately $5.7 billion of our common stock.

Item 6. Selected Financial Data.
Information related to selected financial data is included on page 76 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information related to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 21 through 41 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” on page 40 of this annual report and Note 14 to the consolidated financial statements on page 69 of this annual report.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page 42 for Management’s Report on Internal Control Over Financial Reporting and page 44 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

HALLIBURTON COMPANY
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Pending acquisition of Baker Hughes
In November 2014, we and Baker Hughes entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. The acquisition is expected to create a leading global oilfield services company and combine the companies’ product and service capabilities to deliver exceptional depth and breadth of solutions to our customers. We are continuing our discussions with competition authorities to obtain approval of the acquisition and recently offered an enhanced set of divestitures in an effort to resolve competition-related concerns. We have agreed with Baker Hughes to extend the period to obtain required regulatory approvals to no later than April 30, 2016, and remain focused on completing the transaction as early as possible in 2016. See Note 2 to the consolidated financial statements for further information about the pending acquisition and Item 1(a). “Risk Factors” for risks associated with the pending acquisition.
Financial results
We experienced a decline in revenue and operating income during 2015, as compared to 2014, as a result of the depressed crude oil pricing environment and its corresponding negative impact on activity levels and pricing for our products and services. The industry experienced an unprecedented decline in North America stimulation activity during 2015, which significantly impacted our financial results. From its peak in November 2014 through December 31, 2015, the United States land rig count declined approximately 64%, which in turn has resulted in pricing pressure across the services industry.
We generated $23.6 billion of revenue during 2015, a 28% decrease from the $32.9 billion of revenue generated in 2014. We reported an operating loss of $165 million in 2015, as compared to operating income of $5.1 billion in 2014. This decrease was due to a decline in activity and pricing in most of our product services lines, particularly stimulation activity in the United States land market, as well as our company-wide cost mitigation activities, as a result of which we recorded $2.2 billion of impairments and other charges during 2015. These charges were recorded primarily as a result of the downturn in the energy market, and consisted of equipment write-offs, asset impairments, expenses and write-downs related to idle equipment, impairments of intangible assets, inventory write-downs, severance costs, country and facility closures, and other items. We took actions to reduce our cost structure, which included a global headcount reduction of approximately 25% since the beginning of 2015, to help mitigate the current market conditions that we are experiencing. See Note 3 to the consolidated financial statements for further information about these charges.
Business outlook
Reduced commodity prices made 2015 a challenging year, as this created widespread pricing pressure and activity reductions on a global basis. We have taken actions throughout 2015 to help mitigate the effect on our business during the downturn in the energy market, and we will continue to evaluate our cost structure and make further adjustments as required.
In North America, we experienced pricing pressures, which impacted our margins. Lower commodity prices resulted in unprecedented reductions in rig count over the course of 2015, which in turn resulted in substantial pricing pressure across all of our product service lines. While our global revenue declined 28% in 2015 as compared to 2014, revenue in North America declined 39%. We anticipate 2016 being another challenging year for us in North America, and we will continue to adapt our cost structure to market conditions, which we believe will position us well when the market ultimately recovers.
The international markets have been more resilient than North America, however they are not immune to the impacts of the lower commodity price environment. We experienced pricing concessions and activity reductions in our international operations throughout 2015, the impact of which was mitigated by our cost management initiatives. Despite a 16% year over year reduction in our revenues, we were able to keep operating margins relatively stable during 2015, primarily due to a relentless focus on cost management. We have continued to work with customers during this downturn to improve project economics through technology and improved operating efficiency, but expect margins to be negatively impacted by lower activity levels and pricing pressure throughout 2016. Going into 2016, we expect all international regions to experience activity declines and price reductions again due to challenging economics and budget constraints, although the Middle East/Asia region is expected to be the most resilient, as recent mature field project awards are anticipated to move forward.
While the intensity and duration of the current market downturn is uncertain, we are continuing to execute on our two-pronged strategy in the downturn. The first part being to control what we can control in the short term, and the second is to look beyond the cycle and prepare for the recovery. We will make further adjustments as required to adjust to market conditions. Manufacturing our own equipment provides us with flexibility to adjust our capital spend based on our visibility of the market. Given the continued decline in activity levels, we further reduced our capital budget for 2016 to an estimated $1.6 billion, representing a 27% decline compared to 2015. We continue to believe in the strength of the long-term fundamentals of our business. Despite the worldwide activity declines in 2015 and challenges we expect to face going into 2016, energy demand is still anticipated to increase over the long term.

We plan to continue executing the following strategies in 2016:
- directing capital and resources into strategic growth markets, including unconventional plays, mature fields, and deepwater;

-	leveraging our broad technology offerings to provide value to our customers through integrated solutions and to enable them to more efficiently drill and complete their wells;

-
exploring additional opportunities for acquisitions that will enhance or augment our current portfolio of services and products, including those with technologies or distribution networks in areas where we do not already have significant operations;

-	investing in technology that will help our customers reduce reservoir uncertainty and increase operational efficiency;

-	improving working capital, and managing our balance sheet to maximize our financial flexibility; and

-	continuing to seek ways to be one of the most cost-efficient service providers in the industry by maintaining capital discipline and leveraging our scale and breadth of operations.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”
Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In November 2015, we issued $7.5 billion aggregate principal amount of senior notes with the intention of using the net proceeds to finance a portion of the cash consideration of the Baker Hughes acquisition. We may incur additional debt or use cash on hand to finance the remainder of the cash portion of the merger consideration. For additional information on market conditions and the pending acquisition of Baker Hughes, see “Liquidity and Capital Resources,” “Business Environment and Results of Operations,” Note 2 to the consolidated financial statements, and Note 8 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $10.1 billion of cash and equivalents, compared to $2.3 billion at December 31, 2014. Additionally, at December 31, 2015, we held $96 million of investments in fixed income securities held offshore compared to $103 million at December 31, 2014. These securities are reflected in "Other current assets" and "Other assets" in our consolidated balance sheets. As of December 31, 2015, approximately $1.5 billion of the $10.1 billion of cash and equivalents was held by our foreign subsidiaries, of which $861 million would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations.
Significant sources and uses of cash
We had the following significant sources and uses of cash during the year ended December 31, 2015:
- Cash flows from operating activities were $2.9 billion in 2015.
- In November 2015, we received $7.4 billion in net proceeds from the issuance of debt. We intend to use the net proceeds of this offering for general corporate purposes, including to finance a portion of the cash consideration component of our pending Baker Hughes acquisition and to pay related fees and expenses. See Note 8 to the consolidated financial statements for further information.
- Capital expenditures were $2.2 billion in 2015. The capital expenditures in 2015 were predominantly made in our Production Enhancement, Cementing, Sperry Drilling, Production Solutions, and Wireline and Perforating product service lines.
- Our primary components of net working capital (receivables, inventories, and accounts payable) decreased during the year by a net $1.0 billion, primarily due to decreased business activity driven by current market conditions.
- We paid $614 million of dividends to our shareholders in 2015.
- During the third quarter of 2015, we made the second installment payment of $333 million related to the settlement we reached during 2014 for the Macondo well incident. See Note 9 to the consolidated financial statements for further information.
- We sold $168 million of property, plant, and equipment during 2015.
Future sources and uses of cash
We issued $7.5 billion aggregate principal amount of senior notes in November 2015 for general corporate purposes, including to finance a portion of the cash consideration component of our pending acquisition of Baker Hughes. We may finance the remainder of the cash portion of the consideration for the acquisition with cash on hand, additional debt financing, or a combination thereof. We have $1.1 billion remaining under the senior unsecured bridge facility commitment we obtained for the acquisition, although we may obtain other debt financing in lieu of utilizing all or a portion of the bridge facility. We have not drawn any amounts under this facility as of December 31, 2015. See Note 8 to the consolidated financial statements for further information. Additionally, we expect to receive cash proceeds from the sale of the businesses we are currently marketing for sale as part of the regulatory review of the pending Baker Hughes acquisition. If the acquisition is not completed, we could be required to pay Baker Hughes a termination fee of $3.5 billion in certain circumstances where the termination of the merger agreement is related to failures to obtain regulatory clearances. See Note 2 to the consolidated financial statements for further information about the pending acquisition and related divestitures.
We manufacture our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2016 is currently expected to be approximately $1.6 billion, a reduction of approximately $600 million, or 27%, from 2015 primarily due to the current market environment. The capital expenditures plan for 2016 is primarily directed towards our Production Enhancement, Production Solutions, Wireline and Perforating, and Cementing product service lines.
During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. We have $472 million of Macondo-related liabilities as of December 31, 2015, of which $400 million is expected to be paid in 2016. See Note 9 to the consolidated financial statements for further information.
Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our quarterly dividend rate is $0.18 per share, or approximately $154 million per quarter.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of December 31, 2015, and may be used for open market and other share purchases. There were no repurchases made under the program during the year ended December 31, 2015.
We had $322 million of gross unrecognized tax benefits at December 31, 2015, of which we estimate $152 million may require a cash payment. We estimate that $148 million of the cash payment will not be settled within the next 12 months. We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

Contractual obligations
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2015:

	Payments Due
Millions of dollars	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (a)	$659	$79	$823	$1,013	$1,261	$11,643	$15,478
Interest on debt (b)	711	696	692	659	596	9,446	12,800
Operating leases	257	171	132	96	60	228	944
Purchase obligations (c)	873	391	152	28	29	50	1,523
Other long-term liabilities (d)	37	10	10	10	9	32	108
Total	$2,537	$1,347	$1,809	$1,806	$1,955	$21,399	$30,853

(a)	Represents principal amounts of long-term debt, including current maturities, which excludes any unamortized debt issuance costs and discounts. See Note 8 to the consolidated financial statements.

(b)	Interest on debt includes 81 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.

(c)	Amount in 2016 primarily represents certain purchase orders for goods and services utilized in the ordinary course of our business.

(d)
Includes capital lease obligations and pension funding obligations. Amounts for pension funding obligations, which include international plans and are based on assumptions that are subject to change, are only included for 2016 as we are currently not able to reasonably estimate our contributions for years after 2016.

Other factors affecting liquidity
Financial position in current market. As of December 31, 2015, we had $10.1 billion of cash and equivalents, $96 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. In July 2015, we executed a new five-year revolving credit agreement with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the pending Baker Hughes acquisition. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe that cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to manage our global cash needs in 2016, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. Credit ratings for our long-term debt remain A2 with Moody’s Investors Service (Moody's) and A with Standard & Poor’s. The credit ratings on our short-term debt remain P-1 with Moody’s and A-1 with Standard & Poor’s. While these credit ratings remained unchanged during 2015, after the 2014 announcement of the pending Baker Hughes acquisition, Standard & Poor’s placed all of our ratings on negative watch, and in October 2015 Moody's placed all of our ratings on review for downgrade.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 80 countries throughout the world to provide a comprehensive range of services and products to the upstream oil and natural gas industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2015, 2014, and 2013, based on the location of services provided and products sold, 44%, 51%, and 49% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions, and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.
Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.
Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity. Due to improved drilling and completion efficiencies as more of our customers move to multi-well pad drilling, our financial performance in North America is impacted by well count in the North America market. Additionally, our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the following tables.
The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	2015	2014	2013
Oil price - WTI (1)	$48.69	$93.37	$97.99
Oil price - Brent (1)	52.36	99.04	108.71
Natural gas price - Henry Hub (2)	2.63	4.39	3.73

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

Land vs. Offshore	2015	2014	2013
United States:
Land	943	1,804	1,705
Offshore (incl. Gulf of Mexico)	35	57	56
Total	978	1,861	1,761
Canada:
Land	189	378	352
Offshore	2	2	2
Total	191	380	354
International (excluding Canada):
Land	884	1,011	978
Offshore	283	326	318
Total	1,167	1,337	1,296
Worldwide total	2,336	3,578	3,411
Land total	2,016	3,193	3,035
Offshore total	320	385	376

Oil vs. Natural Gas	2015	2014	2013
United States (incl. Gulf of Mexico):
Oil	751	1,528	1,375
Natural gas	227	333	386
Total	978	1,861	1,761
Canada:
Oil	84	218	234
Natural gas	107	162	120
Total	191	380	354
International (excluding Canada):
Oil	916	1,070	1,029
Natural gas	251	267	267
Total	1,167	1,337	1,296
Worldwide total	2,336	3,578	3,411
Oil total	1,751	2,816	2,638
Natural gas total	585	762	773

Drilling Type	2015	2014	2013
United States (incl. Gulf of Mexico):
Horizontal	744	1,274	1,102
Vertical	139	376	435
Directional	95	211	224
Total	978	1,861	1,761

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
WTI oil spot prices declined significantly towards the second half of 2014 from a high of $108 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $61 per barrel in June 2015 to a low of $35 per barrel in December 2015. WTI oil spot prices reduced further into January 2016 to a low of $27 per barrel, a level which has not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014, and ranged from a high of $66 per barrel in May 2015 to a low of $35 per barrel in December 2015, and declined further to $26 per barrel in

January 2016. Crude oil prices continue to be negatively affected as the combination of robust world crude oil supply growth and weak global demand contribute to an increase in the rate of global inventory builds.
Brent crude oil spot prices had a monthly average in December 2015 of $38 per barrel, the lowest monthly average price since July 2004, while WTI oil spot prices averaged $37 per barrel in December 2015, the lowest monthly average price since April 2004. Prices continued to fall as OPEC producers indicated plans to continue the policy of defending market share in a low oil price environment and as global oil inventories continued to build. Crude oil production in the United States averaged an estimated 9.4 million barrels per day in 2015. The expansion of export possibilities in the United States contributed to the decreased differential between WTI and Brent crude oil spot prices, which has narrowed from an average of $3 per barrel in the third quarter of 2015 to $2 per barrel in the fourth quarter of 2015.
According to the United States Energy Information Administration (EIA) January 2016 "Short Term Energy Outlook," the EIA projects that Brent prices will average $40 per barrel in 2016. The EIA also noted that price projections reflect a scenario in which the largest inventory builds occur in the first half of 2016, keeping Brent prices below $40 per barrel through April. Global oil demand declined during the fourth quarter of 2015 as a result of mild temperatures in the early part of the winter in Japan, Europe and the United States, alongside weak economic sentiment in China, Brazil, Russia and other commodity-dependent economies. Although there are no signs that point to an immediate rebalance of the market, the International Energy Agency's (IEA) January 2016 "Oil Market Report" forecasts the 2016 global demand to average approximately 95.7 million barrels per day, which is up 1% from 2015, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.
The average 2015 full year Henry Hub natural gas price in the United States decreased approximately 40% from 2014 as the mild winter resulted in higher natural gas storage levels in 2015. The Henry Hub natural gas spot price averaged $1.93 per MMBtu in December, a decline of $0.73 per MMBtu, or 27%, from September. Record inventory levels, production growth, and forecasts for a warm winter contributed to spot prices remaining low. The EIA January 2016 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.65 per MMBtu in 2016. Over the long term, the EIA expects natural gas consumption in the residential and commercial sectors to increase, offsetting the decline in the power sector.
North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities. During 2015, the average full year natural gas-directed rig count in North America decreased 161 rigs, or 33%, while the average full year oil directed rig count decreased 911 rigs, or 52%, from 2014. In the United States land market, there was a decline of 48% in the average rig count from 2014 levels.
The United States land rig count has dropped approximately 64% since its peak in November 2014. Price erosion for our services continued during 2015, specifically in North America, and we believe pricing pressure will continue until activity stabilizes. Current market conditions aside, in the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity. This would create higher demand in fluid chemistry and other technologies required for these complex reservoirs, which will have positive implications for our operations when the energy market ultimately recovers.
In the Gulf of Mexico, the average offshore rig count for 2015 was down 39% compared to 2014. Activity in the Gulf of Mexico is dependent on, among other things, governmental approvals for permits, our customers' actions, and new deepwater rigs entering the market.
International operations
The average international rig count for 2015 decreased by 13% compared to 2014. Declining crude oil prices have caused several of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. Although the international markets have been more resilient than North America, they are not immune to the impacts of the lower commodity price environment and, therefore, our international operations could be further impacted in the near term.
Venezuela. In February 2015, the Venezuelan government created a new foreign exchange rate mechanism, called the Marginal Currency System, or SIMADI. The new mechanism, which is the third system in a three-tier exchange control mechanism, is a floating market rate for the conversion of Bolívares to United States dollars. The three-tier exchange rate mechanisms are as follows: (i) the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar, which remains unchanged; (ii) the SICAD I, which will continue to hold periodic auctions for specific sectors of the economy with a rate of 13.5 Bolívares per United States dollar at December 31, 2015; and (iii) the SIMADI, which replaces the SICAD II system with a market rate of 199 Bolívares per United States dollar at December 31, 2015.

During the first quarter of 2015, we began utilizing the SIMADI mechanism to remeasure our net monetary assets denominated in Bolívares, which resulted in us recording a foreign currency loss of $199 million during the first quarter of 2015. As of December 31, 2015, our total net investment in Venezuela was approximately $767 million, with only $8 million of net monetary assets denominated in Bolívares. Also, at December 31, 2015 we had $31 million of surety bond guarantees outstanding relating to our Venezuelan operations. The United States dollar value of our net monetary assets and surety bond guarantees have significantly declined from December 31, 2014, primarily as a result of the currency devaluation in Venezuela.
Our total outstanding trade receivables in Venezuela were $704 million, which is more than 10% of our gross trade receivables, as of December 31, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela, which contributed to the increase in receivables during the period. This was partially offset by a decline due to the currency devaluation. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Of the $704 million receivables in Venezuela as of December 31, 2015, the majority of which are United States dollar-denominated receivables, $175 million has been classified as long-term and included within “Other assets” on our consolidated balance sheets.
For additional information, see Part I, Item 1(a), “Risk Factors.”

RESULTS OF OPERATIONS IN 2015 COMPARED TO 2014

REVENUE:			Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$13,682	$20,253	$(6,571)	(32)%
Drilling and Evaluation	9,951	12,617	(2,666)	(21)
Total revenue	$23,633	$32,870	$(9,237)	(28)%

By geographic region:
Completion and Production:
North America	$8,352	$13,688	$(5,336)	(39)%
Latin America	1,340	1,633	(293)	(18)
Europe/Africa/CIS	2,081	2,595	(514)	(20)
Middle East/Asia	1,909	2,337	(428)	(18)
Total	13,682	20,253	(6,571)	(32)
Drilling and Evaluation:
North America	2,504	4,010	(1,506)	(38)
Latin America	1,809	2,242	(433)	(19)
Europe/Africa/CIS	2,094	2,895	(801)	(28)
Middle East/Asia	3,544	3,470	74	2
Total	9,951	12,617	(2,666)	(21)
Total revenue by region:
North America	10,856	17,698	(6,842)	(39)
Latin America	3,149	3,875	(726)	(19)
Europe/Africa/CIS	4,175	5,490	(1,315)	(24)
Middle East/Asia	5,453	5,807	(354)	(6)

OPERATING INCOME:			Favorable	Percentage
Millions of dollars	2015	2014	(Unfavorable)	Change
Completion and Production	$1,069	$3,670	$(2,601)	(71)%
Drilling and Evaluation	1,519	1,740	(221)	(13)
Corporate and other	(576)	(184)	(392)	213
Impairments and other charges	(2,177)	(129)	(2,048)	1,588
Total operating income (loss)	$(165)	$5,097	$(5,262)	(103)%

By geographic region:
Completion and Production:
North America	$230	$2,618	$(2,388)	(91)%
Latin America	186	214	(28)	(13)
Europe/Africa/CIS	280	389	(109)	(28)
Middle East/Asia	373	449	(76)	(17)
Total	1,069	3,670	(2,601)	(71)
Drilling and Evaluation:
North America	228	598	(370)	(62)
Latin America	254	217	37	17
Europe/Africa/CIS	243	300	(57)	(19)
Middle East/Asia	794	625	169	27
Total	1,519	1,740	(221)	(13)
Total operating income by region
(excluding Corporate and other):
North America	458	3,216	(2,758)	(86)
Latin America	440	431	9	2
Europe/Africa/CIS	523	689	(166)	(24)
Middle East/Asia	1,167	1,074	93	9

Consolidated revenue in 2015 decreased 28% compared to 2014, associated with widespread pricing pressure and activity reductions on a global basis, primarily attributable to pressure pumping in North America and Europe/Africa/CIS. Revenue outside of North America was 54% of consolidated revenue in 2015 and 46% of consolidated revenue in 2014.
We reported a consolidated operating loss of $165 million in 2015, as compared to operating income of $5.1 billion in 2014. This $5.3 billion decrease was primarily driven by a significant decline in pressure pumping activity and pricing declines in North America as a result of the global downturn in the energy market. Also impacting consolidated operating income was $2.2 billion of impairments and other charges recorded in 2015 and $308 million of costs related to the pending Baker Hughes acquisition. See Note 3 to the consolidated financial statements for further information about impairments and other charges.

Completion and Production
Revenue declined $6.6 billion, or 32%, compared to 2014, with activity decreases across all regions, mainly North America.

•
North America revenue dropped 39%, across most product service lines, mainly in the United States land market, as a result of steep rig count declines, pricing concessions, and reduced stimulation activity.

•
Latin America revenue decreased 18%, mainly due to reduced activity and pricing in Mexico, primarily associated with pressure pumping services and production solution services, and decreased cementing activity in Colombia, Brazil, and Ecuador.

•
Europe/Africa/CIS revenue fell 20%, as a result of reduced well completion services and currency weakness in Norway, lower pressure pumping services and currency weakness in Russia, a decrease in stimulation activity in Egypt, a reduction in completion tools sales in Kazakhstan, and decreased pipeline and process services in the United Kingdom. These reductions were partially offset by improved completion tool sales in Nigeria.

•
Middle East/Asia revenue declined by 18%, primarily due to decreased pressure pumping and production solution services in Australia and Saudi Arabia, reduced activity in the majority of our product service lines in Malaysia and Indonesia, and lower pressure pumping services and completion tool sales in China, which were partially offset by higher completion tool sales in Saudi Arabia and United Arab Emirates, and improved pipeline and process services in China.

•	Revenue outside of North America was 39% of total segment revenue in 2015 and 32% of total segment revenue in 2014.

Operating income was $1.1 billion, a decrease of $2.6 billion, or 71% compared to 2014, driven predominantly by the decline in North America.

•	North America operating income declined 91%, primarily due to the fall in rig counts and decreased profitability for well completion services and stimulation activity in the United States land market.

•
Latin America operating income declined 13%, due to lower pressure pumping services in Argentina and Mexico, reduced cementing services in Colombia, and lower production solution services in Mexico, which were partially offset by increased activity across most product service lines in Venezuela.

•
Europe/Africa/CIS operating income fell 28% compared to 2014, mainly due to reduced cementing services in Norway and Nigeria, lower completion tool sales in Kazakhstan and Nigeria, and lower stimulation activity in Egypt, which were partially offset by higher stimulation activity in Angola, and increased cementing and production solution services in Algeria.

•
Middle East/Asia operating income dropped 17%, primarily due to decreased pressure pumping services in Australia and Saudi Arabia, lower completion tool sales in Malaysia, and reduced activity and pricing pressure for production solution services in Saudi Arabia, which were partially offset by increased completion tools sales in Saudi Arabia.

Drilling and Evaluation
Revenue decreased $2.7 billion, or 21%, compared to 2014, primarily due to reduced activity across most product service lines.

•
North America revenue declined 38%, due to a drop in activity across all product service lines, primarily as a result of pricing concessions and reduced activity levels in the United States land market, and lower drilling services in the Gulf of Mexico and Canada.

•
Latin America revenue decreased 19%, as a result of reduced drilling activity in Colombia and Ecuador, lower software sales and project management services in Mexico, and reduced logging services in Mexico and Venezuela, which were partially offset by higher fluid services in Mexico.

•	Europe/Africa/CIS revenue fell 28%, due to a decline in fluid services in Norway, reduced drilling activity in Angola, Egypt, Russia, and the United Kingdom, and lower offshore services in Nigeria.

•
Middle East/Asia revenue was relatively flat as increased project management services throughout the region and higher drilling services in Saudi Arabia and Kuwait were partially offset by lower drilling and offshore activity in Malaysia.

•	Revenue outside of North America was 75% of total segment revenue in 2015 and 68% of total segment revenue in 2014.

Operating income was $1.5 billion, a decrease of 13% compared to 2014. All regions benefited from the cessation of recognizing depreciation expense on assets held for sale. See Note 2 to the consolidated financial statements for further information.

•	North America operating income was down 62% from 2014 due to a decline in activity across all product service lines, predominately driven by the United States land market.

•
Latin America operating income grew 17%, mainly due to improved fluid services in Venezuela, which was partially offset by reduced offshore activity in Brazil and lower project management services in Mexico.

•
Europe/Africa/CIS operating income fell 19%, primarily due to lower fluid services in Norway, reduced drilling services in Angola, and a decrease in logging services in Nigeria, which were partially offset by higher fluid services in Kazakhstan.

•
Middle East/Asia operating income increased 27%, driven by higher fluid and logging services in Saudi Arabia and Iraq, increased project management services in Saudi Arabia, Iraq, and India, increased fluid services in India, and higher logging services in Kuwait.

Corporate and other expenses increased to $576 million in 2015 compared to $184 million in 2014, primarily due to $308 million of costs related to the pending Baker Hughes acquisition recorded in 2015, as compared to $17 million in 2014. Additionally, in 2014, we recorded a reduction of our Macondo-related loss contingency liability and an expected insurance recovery totaling $195 million.
Impairments and other charges. As a result of the downturn in the energy market and its corresponding impact on our business outlook, we recorded a total of approximately $2.2 billion in company-wide charges during 2015, which consisted of equipment write-offs, asset impairments, expenses and write-downs related to idle equipment, inventory write-downs, impairments of intangible assets, severance costs, facility closures, and other charges. During 2014, $129 million was recorded for impairments and other charges. See Note 3 to the consolidated financial statements for further information.

NONOPERATING ITEMS
Interest expense, net increased $64 million in 2015, compared to 2014, primarily due to fees associated with the bridge facility commitment related to the pending acquisition of Baker Hughes and additional interest expense associated with the $7.5 billion of senior notes issued in November 2015. See Note 8 to the consolidated financial statements for further information.
Other, net was a $324 million loss in 2015, as compared to a $2 million loss in 2014, primarily due to a $199 million foreign exchange loss we incurred in Venezuela in the first quarter of 2015 as a result of utilizing the new SIMADI currency exchange mechanism, coupled with foreign currency exchange losses in Brazil and Argentina. See Note 3 to the consolidated financial statements and "Business Environment and Results of Operations" for further information about Venezuela.
Effective tax rate. Our effective tax rate was 29.3% for 2015 and 27.1% for 2014. The effective tax rates in both periods were positively impacted by lower tax rates in certain foreign jurisdictions. The effective tax rate for 2015 was also impacted by the tax effects of the $2.2 billion of impairments and other charges, a change in mix of geographic earnings in which we experienced low levels of United States income during the year, additional valuation allowances booked on foreign deferred tax assets, a $199 million foreign currency exchange loss in Venezuela, and non-deductible costs related to the pending Baker Hughes acquisition. The effective tax rate for 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal entity structure in Brazil. This was partially offset by the following other items in 2014: tax expenses related to Macondo, which was tax-effected at the United States statutory rate, a write-off of certain prepaid tax assets recorded in Iraq, additional tax expenses related to the settlement of a research and development credit with the United States tax authorities, and tax expenses related to other unrecognized tax benefits. See Note 10 to the consolidated financial statements for further information regarding income taxes.

RESULTS OF OPERATIONS IN 2014 COMPARED TO 2013

REVENUE:			Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$20,253	$17,506	$2,747	16%
Drilling and Evaluation	12,617	11,896	721	6
Total revenue	$32,870	$29,402	$3,468	12%

By geographic region:
Completion and Production:
North America	$13,688	$11,417	$2,271	20%
Latin America	1,633	1,586	47	3
Europe/Africa/CIS	2,595	2,391	204	9
Middle East/Asia	2,337	2,112	225	11
Total	20,253	17,506	2,747	16
Drilling and Evaluation:
North America	4,010	3,795	215	6
Latin America	2,242	2,323	(81)	(3)
Europe/Africa/CIS	2,895	2,834	61	2
Middle East/Asia	3,470	2,944	526	18
Total	12,617	11,896	721	6
Total revenue by region:
North America	17,698	15,212	2,486	16
Latin America	3,875	3,909	(34)	(1)
Europe/Africa/CIS	5,490	5,225	265	5
Middle East/Asia	5,807	5,056	751	15

OPERATING INCOME:			Favorable	Percentage
Millions of dollars	2014	2013	(Unfavorable)	Change
Completion and Production	$3,670	$2,875	$795	28%
Drilling and Evaluation	1,740	1,770	(30)	(2)
Corporate and other	(184)	(1,507)	1,323	(88)
Impairments and other charges	(129)	—	(129)	100
Total operating income	$5,097	$3,138	$1,959	62%

By geographic region:
Completion and Production:
North America	$2,618	$1,916	$702	37%
Latin America	214	211	3	1
Europe/Africa/CIS	389	356	33	9
Middle East/Asia	449	392	57	15
Total	3,670	2,875	795	28
Drilling and Evaluation:
North America	598	656	(58)	(9)
Latin America	217	307	(90)	(29)
Europe/Africa/CIS	300	334	(34)	(10)
Middle East/Asia	625	473	152	32
Total	1,740	1,770	(30)	(2)
Total operating income by region
(excluding Corporate and other):
North America	3,216	2,572	644	25
Latin America	431	518	(87)	(17)
Europe/Africa/CIS	689	690	(1)	—
Middle East/Asia	1,074	865	209	24

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
The $2.0 billion increase in consolidated operating income compared to 2013 was primarily a result of various corporate expense items in 2013 as well as increased stimulation activity in the United States land market and growth in Middle East/Asia in 2014, which more than offset lower activity and margins experienced in Latin America. Operating income in 2014 was positively impacted by $195 million of Macondo-related items as a result of a reduction of our loss contingency liability and an expected insurance recovery, offset by $129 million of impairments and other charges related to severance and asset write-offs and $17 million of Baker Hughes acquisition-related costs. Operating income in 2013 was negatively impacted by the following pre-tax items: a $1.0 billion increase in our loss contingency liability related to Macondo and a $55 million charge related to a charitable contribution to the National Fish and Wildlife Foundation, partially offset by a $28 million value-added tax refund receivable in Brazil.

Completion and Production
Revenue increased 16% compared to 2013, with activity increases across all regions and predominately in North America.

•	North America revenue rose 20% primarily as a result of increased stimulation activity in the United States land market.

•
Latin America revenue improved 3%, as increased activity levels in the majority of our product service lines in Venezuela and Argentina more than offset a decrease in stimulation activity in Mexico and lower pressure pumping activity in Brazil.

•
Europe/Africa/CIS revenue grew 9%, driven by strong growth across most of our product service lines in Angola and the United Kingdom, as well as increased completion tools sales in Nigeria, which were partially offset by lower pressure pumping activity and currency weakness in Norway.

•
Middle East/Asia revenue improved 11% primarily due to increased activity in the majority of our product service lines in Saudi Arabia, higher cementing activity in Thailand, and increased stimulation and artificial lift activity in Australia, which more than offset reduced activity levels in Oman and a decline in completion tools sales in Malaysia.

•	Revenue outside of North America was 32% of total segment revenue in 2014 and 35% of total segment revenue in 2013.

Operating income increased 28% compared to 2013, driven predominantly by strong growth in North America coupled with modest improvement in the Eastern Hemisphere.

•	North America operating income rose 37% from 2013, primarily due to increased profitability for stimulation activity in the United States land market.

•
Latin America operating income was flat as improved pressure pumping activity in Argentina and increased profitability for well intervention services in Mexico and Venezuela were offset by reduced completion tools sales and profitability in Brazil, Mexico and Trinidad.

•
Europe/Africa/CIS operating income grew 9% compared to 2013, primarily due to higher completion products sales in Nigeria, Angola and the United Kingdom, which were partially offset by decreased well completion activity and currency weakness in Russia and Norway.

•
Middle East/Asia operating income rose by 15% primarily due to increased profitability for the majority of our product services lines in Saudi Arabia, which was partially offset by reduced activity levels in China and Oman.

Drilling and Evaluation
Revenue increased 6% compared to 2013, primarily due to a strong performance in the Eastern Hemisphere, primarily in Saudi Arabia, which was partially offset by a decrease in drilling activity and consulting services in Latin America.

•	North America revenue rose by 6% due to increased fluids activity in the United States land market and higher activity in the majority of our product service lines in the Gulf of Mexico.

•
Latin America revenue decreased 3%, as reduced activity across all of our product service lines in Mexico and a decline in drilling activity in Brazil more than offset increased activity across all of our product service lines in Venezuela and Argentina.

•	Europe/Africa/CIS revenue was relatively flat as increased testing activity in Angola and Nigeria was offset by decreased drilling and fluids activity in Egypt and Libya.

•
Middle East/Asia revenue rose 18% as a result of increased activity in all of our product services lines in Saudi Arabia and increased demand for drilling services in Thailand and fluids activity in Australia, India and Iraq.

•	Revenue outside of North America was 68% of total segment revenue in both 2014 and 2013.

Operating income decreased 2% compared to 2013, primarily due to lower drilling activity and margins in Latin America and lower profitability in the Europe/Africa/CIS region. This decrease was partially offset by strong activity growth in the Middle East/Asia region.

•	North America operating income was down 9% from 2013 due to a decline in drilling services in Canada and the United States land market.

•
Latin America operating income declined 29% mainly due to reduced activity levels in Mexico and lower drilling activity and pricing in Brazil, which were partially offset by improved activity levels in Argentina.

•	Europe/Africa/CIS operating income fell 10% primarily due to lower activity and currency weakness in Russia and Norway.

•
Middle East/Asia operating income increased 32% primarily due to an increase in demand and profitability for drilling activity in Saudi Arabia, as well as improved demand for drilling services in Thailand, which were partially offset by reduced drilling services and logging activity in China.

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

Impairments and other charges. Primarily as a result of the downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $129 million in company-wide charges during 2014, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, and other charges. See Note 3 to the consolidated financial statements for further information.

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
Income tax accounting
We recognize the amount of taxes payable or refundable for the current year and use an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. As of December 31, 2015, we adopted a new accounting standard which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. See Note 16 to the consolidated financial statements for additional information. We apply the following basic principles in accounting for our income taxes:

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
Legal, environmental and investigation matters
As discussed in Note 9 of our consolidated financial statements, as of December 31, 2015, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal, environmental, and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.
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
Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We test goodwill for impairment annually, during the third quarter, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test our reporting units are the same as our reportable segments, the Completion and Production division and the Drilling and Evaluation division. See Note 1 to the consolidated financial statements for our accounting policies related to long-lived assets and intangible assets, as well as the results of our goodwill impairment assessment.
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
Pensions
Our pension benefit obligations and expenses are calculated using actuarial models and methods. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected long-term rate of return on plan assets used in determining net periodic benefit cost. Other critical assumptions and estimates used in determining benefit obligations and cost, including demographic factors such as retirement age, mortality, and turnover, are evaluated periodically and updated accordingly to reflect our actual experience.
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
The discount rate utilized in 2015 to determine the projected benefit obligation at the measurement date for our United Kingdom pension plan, which constituted 81% of our international plans’ pension obligations, was 3.90%, compared to a discount rate of 3.75% utilized in 2014. The expected long-term rate of return assumption used for our United Kingdom pension plan expense was 6.0% in 2015 and 6.5% in 2014.
The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our United Kingdom pension plan.

	Effect on
Millions of dollars	Pretax Pension Expense in 2015	Pension Benefit Obligation at December 31, 2015
50-basis-point decrease in discount rate	$2	$92
50-basis-point increase in discount rate	(2)	(80)
50-basis-point decrease in expected long-term rate of return	4	NA
50-basis-point increase in expected long-term rate of return	(4)	NA

Our international defined benefit plans reduced pretax income by $42 million in 2015, $36 million in 2014, and $32 million in 2013. Included in these amounts was income from expected return on plan assets of $48 million in 2015, $52 million in 2014, and $44 million in 2013. Actual returns on international plan assets totaled $34 million in 2015, compared to $69 million in 2014. Our net actuarial loss, net of tax, related to international pension plans was $205 million at December 31, 2015 and $298 million at December 31, 2014. In our international plans where employees earn additional benefits for continued service, actuarial gains and losses will be recognized in operating income over a period of two to 20 years, which represents the estimated average remaining service of the participant group expected to receive benefits. In our international plans where benefits are not accrued for continued service, actuarial gains and losses will be recognized in operating income over a period of 17 to 31 years, which represents the estimated average remaining lifetime of the benefit obligations. These ranges reflect varying maturity levels among the plans.
During 2015, we made contributions of $18 million to our international defined benefit plans. We expect to make contributions of approximately $14 million to our international defined benefit plans in 2016.
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
Allowance for bad debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation, and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. Our estimates of allowances for bad debts have historically been accurate. Over the last five years, our estimates of allowances for bad debts, as a percentage of notes and accounts receivable before the allowance, have ranged from 1.6% to 2.7%. At December 31, 2015, allowance for bad debts totaled $145 million, or 2.7% of notes and accounts receivable before the allowance. At December 31, 2014, allowance for bad debts totaled $137 million, or 1.8% of notes and accounts receivable before the allowance. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2015 would have resulted in a $53 million adjustment to 2015 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

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

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we had no material off balance sheet arrangements, except for operating leases. For information on our contractual obligations related to operating leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual obligations.”

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
We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2015 would result in a $76 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars.
With respect to interest rates sensitivity, after consideration of the impact from the interest rate swaps, a hypothetical 100 basis point increase in the LIBOR rate would result in approximately an additional $15 million of interest charges for the year ended December 31, 2015.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.
The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ David J. Lesar	/s/ Christian A. Garcia
David J. Lesar	Christian A. Garcia
Chairman of the Board and	Senior Vice President, Finance and
Chief Executive Officer	Acting Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Halliburton Company:

We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of Halliburton Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the financial statements, Halliburton Company changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 16 to the financial statements, Halliburton Company changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halliburton Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2016 expressed an unqualified opinion on the effectiveness of Halliburton Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 5, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Halliburton Company:

We have audited Halliburton Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Halliburton Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Halliburton Company’s internal control over financial reporting based on our audit.

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

In our opinion, Halliburton Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 5, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 5, 2016

HALLIBURTON COMPANY Consolidated Statements of Operations

	Year Ended December 31
Millions of dollars and shares except per share data	2015	2014	2013
Revenue:
Services	$17,482	$25,039	$22,257
Product sales	6,151	7,831	7,145
Total revenue	23,633	32,870	29,402
Operating costs and expenses:
Cost of services	15,900	20,959	18,959
Cost of sales	5,213	6,571	5,972
Impairment and other charges	2,177	129	—
Baker Hughes acquisition-related costs	308	17	—
General and administrative	200	292	333
Activity related to the Macondo well incident	—	(195)	1,000
Total operating costs and expenses	23,798	27,773	26,264
Operating income (loss)	(165)	5,097	3,138
Interest expense, net of interest income of $16, $13, and $8	(447)	(383)	(331)
Other, net	(324)	(2)	(43)
Income (loss) from continuing operations before income taxes	(936)	4,712	2,764
Income tax benefit (provision)	274	(1,275)	(648)
Income (loss) from continuing operations	(662)	3,437	2,116
Income (loss) from discontinued operations, net of income tax benefit (provision) of $3, $(9), and $1	(5)	64	19
Net income (loss)	$(667)	$3,501	$2,135
Net (income) attributable to noncontrolling interest	(4)	(1)	(10)
Net income (loss) attributable to company	$(671)	$3,500	$2,125
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(666)	$3,436	$2,106
Income (loss) from discontinued operations, net	(5)	64	19
Net income (loss) attributable to company	$(671)	$3,500	$2,125
Basic income per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.78)	$4.05	$2.35
Income (loss) from discontinued operations, net	(0.01)	0.08	0.02
Net income (loss) per share	$(0.79)	$4.13	$2.37
Diluted income per share attributable to company shareholders:
Income (loss) from continuing operations	$(0.78)	$4.03	$2.33
Income (loss)from discontinued operations, net	(0.01)	0.08	0.03
Net income (loss) per share	$(0.79)	$4.11	$2.36

Basic weighted average common shares outstanding	853	848	898
Diluted weighted average common shares outstanding	853	852	902
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income

	Year Ended December 31
Millions of dollars	2015	2014	2013
Net income (loss)	$(667)	$3,501	$2,135
Other comprehensive income, net of income taxes:
Defined benefit and other post retirement plans adjustment	105	(84)	—
Unrealized loss on cash flow hedges	(67)	—	—
Other	(2)	(7)	2
Other comprehensive income (loss), net of income taxes	36	(91)	2
Comprehensive income (loss)	$(631)	$3,410	$2,137
Comprehensive income attributable to noncontrolling interest	(4)	(1)	(10)
Comprehensive income (loss) attributable to company shareholders	$(635)	$3,409	$2,127
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2015	2014
Assets
Current assets:
Cash and equivalents	$10,077	$2,291
Receivables (net of allowances for bad debts of $145 and $137)	5,317	7,564
Inventories	2,417	3,571
Assets held for sale	2,115	—
Prepaid expenses	1,051	658
Other current assets	632	563
Total current assets	21,609	14,647
Property, plant, and equipment (net of accumulated depreciation of $9,789 and $11,007)	10,911	12,475
Goodwill	2,109	2,330
Other assets	2,313	2,713
Total assets	$36,942	$32,165
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,019	$2,814
Accrued employee compensation and benefits	838	1,033
Current maturities of long-term debt	659	14
Liabilities for Macondo well incident	400	367
Deferred revenue	298	349
Taxes other than income	293	407
Other current liabilities	852	882
Total current liabilities	5,359	5,866
Long-term debt	14,687	7,765
Employee compensation and benefits	457	691
Other liabilities	944	1,545
Total liabilities	21,447	15,867
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,071 and 1,071 shares)	2,677	2,679
Paid-in capital in excess of par value	274	309
Accumulated other comprehensive loss	(363)	(399)
Retained earnings	20,524	21,809
Treasury stock, at cost (215 and 223 shares)	(7,650)	(8,131)
Company shareholders’ equity	15,462	16,267
Noncontrolling interest in consolidated subsidiaries	33	31
Total shareholders’ equity	15,495	16,298
Total liabilities and shareholders’ equity	$36,942	$32,165
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Cash Flows

	Year Ended December 31
Millions of dollars	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(667)	$3,501	$2,135
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairments and other charges	2,177	129	—
Cash impact of impairments and other charges - severance payments	(304)	(28)	—
Depreciation, depletion, and amortization	1,835	2,126	1,900
Activity related to the Macondo well incident	(333)	(569)	1,000
Deferred income tax benefit, continuing operations	(224)	(454)	(132)
Other changes:
Receivables	1,468	(1,381)	(449)
Accounts payable	(603)	489	327
Inventories	153	(271)	(107)
Other	(596)	520	(227)
Total cash flows from operating activities	2,906	4,062	4,447
Cash flows from investing activities:
Capital expenditures	(2,184)	(3,283)	(2,934)
Sales of property, plant, and equipment	168	338	241
Purchases of investment securities	(109)	(183)	(329)
Sales of investment securities	106	444	356
Payments to acquire businesses, net of cash acquired	(39)	(231)	(94)
Other investing activities	(134)	(223)	(110)
Total cash flows from investing activities	(2,192)	(3,138)	(2,870)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	7,440	—	2,968
Dividends to shareholders	(614)	(533)	(465)
Proceeds from exercises of stock options	167	332	277
Payments to reacquire common stock	—	(800)	(4,356)
Other financing activities	88	(29)	(178)
Total cash flows from financing activities	7,081	(1,030)	(1,754)
Effect of exchange rate changes on cash	(9)	41	49
Increase (decrease) in cash and equivalents	7,786	(65)	(128)
Cash and equivalents at beginning of year	2,291	2,356	2,484
Cash and equivalents at end of year	$10,077	$2,291	$2,356
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$380	$384	$293
Income taxes	$370	$1,269	$913
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity

	Company Shareholders’ Equity
Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest in Consolidated Subsidiaries	Total
Balance at December 31, 2012	$2,682	$486	$(4,276)	$17,182	$(309)	$25	$15,790
Comprehensive income (loss):
Net income	—	—	—	2,125	—	10	2,135
Other comprehensive income	—	—	—	—	2	—	2
Common shares repurchased	—	—	(4,356)	—	—	—	(4,356)
Stock plans	(2)	(97)	583	—	—	—	484
Cash dividends ($0.525 per share)	—	—	—	(465)	—	—	(465)
Other	—	26	—	—	—	(1)	25
Balance at December 31, 2013	$2,680	$415	$(8,049)	$18,842	$(307)	$34	$13,615
Comprehensive income (loss):
Net income	—	—	—	3,500	—	1	3,501
Other comprehensive loss	—	—	—	—	(92)	—	(92)
Common shares repurchased	—	—	(800)	—	—	—	(800)
Stock plans	(1)	(161)	718	—	—	—	556
Cash dividends ($0.63 per share)	—	—	—	(533)	—	—	(533)
Other	—	55	—	—	—	(4)	51
Balance at December 31, 2014	$2,679	$309	$(8,131)	$21,809	$(399)	$31	$16,298
Comprehensive income (loss):
Net income (loss)	—	—	—	(671)	—	4	(667)
Other comprehensive income	—	—	—	—	36	—	36
Stock plans	(2)	(39)	481	—	—	—	440
Cash dividends ($0.72 per share)	—	—	—	(614)	—	—	(614)
Other	—	4	—	—	—	(2)	2
Balance at December 31, 2015	$2,677	$274	$(7,650)	$20,524	$(363)	$33	$15,495
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
Research and development
Research and development costs are expensed as incurred. Research and development costs were $487 million in 2015, $601 million in 2014, and $588 million in 2013.
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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2013:	$1,533	$635	$2,168
Current year acquisitions	77	79	156
Purchase price adjustments for previous acquisitions	(4)	10	6
Balance at December 31, 2014:	$1,606	$724	$2,330
Current year acquisitions	27	26	53
Purchase price adjustments for previous acquisitions	1	1	2
Allocation to assets held for sale	—	(276)	(276)
Balance at December 31, 2015:	$1,634	$475	$2,109

As of December 31, 2015, we allocated $276 million of goodwill in the Drilling and Evaluation segment to assets held for sale. See Note 2 for further information.
The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently should negative conditions exist such as significant current or projected operating losses. In 2013, 2014, and 2015, we elected to bypass the qualitative assessment and perform a quantitative impairment test. This two-step quantitative process, which consists of a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance, compares the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. As a result of our annual goodwill impairment assessments performed in 2015, 2014, and 2013, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.
In 2015, the energy market continued to experience a considerable downturn as a result of a significant reduction in crude oil prices, including the period subsequent to our annual goodwill impairment testing date. Due to this pricing decline and its corresponding impact on our short-term business outlook, we determined that these recent events constituted a triggering event that would require us to update our goodwill impairment assessment through December 31, 2015. As a result of our analysis, we determined that the fair value of each reporting unit exceeded its net book value and therefore, no goodwill impairment was necessary as of December 31, 2015. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our goodwill could occur, particularly in our Completion and Production operating segment.
We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from two to fifteen years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks, and customer lists and contracts.
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

Income taxes
We recognize the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. As of December 31, 2015, we adopted a new accounting standard which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. See Note 16 for additional information.
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
Foreign currency translation
Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and nonmonetary items are translated at historical rates. Revenue and expense transactions are translated at the average rates in effect during the year, except for those expenses associated with nonmonetary balance sheet accounts, which are translated at historical rates. Gains or losses from remeasurement of monetary assets and liabilities due to changes in exchange rates are recognized in our consolidated statements of operations in “Other, net” in the year of occurrence.
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

Note 2. Acquisitions and Dispositions
Pending acquisition of Baker Hughes
In November 2014, we and Baker Hughes entered into a merger agreement under which, subject to the conditions set forth in the merger agreement, we will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. Under the terms of the merger agreement, at the effective time of the acquisition, each share of Baker Hughes common stock will be converted into the right to receive 1.12 shares of our common stock and $19.00 in cash. The merger agreement has been unanimously approved by both companies' Board of Directors, our stockholders have approved the issuance of shares necessary to complete the acquisition of Baker Hughes, and Baker Hughes’ stockholders have adopted the merger agreement and thereby approved the acquisition. The closing of the transaction is subject to receipt of certain regulatory approvals and other conditions specified in the merger agreement.
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
In November 2015, we issued $7.5 billion aggregate principal amount of senior notes to be used for general corporate purposes, including to finance a portion of the cash consideration for the acquisition. If the Baker Hughes acquisition is not consummated, we are required to redeem $2.5 billion of the senior notes issued at a price of 101% of their principal amount. See Note 8 for further information on the debt issuance and mandatory redemption features. We may finance the remainder of the cash portion of the consideration for the acquisition with cash on hand, additional debt financing, or a combination thereof. We have $1.1 billion remaining under the senior unsecured bridge facility commitment we obtained for the acquisition, although we may obtain other debt financings in lieu of utilizing all or a portion of the bridge facility.
In December 2015, we announced that our timing agreement with the DOJ expired without reaching a settlement or the DOJ initiating litigation. The DOJ informed us that they do not believe that our previously announced proposed divestitures are sufficient to address their concerns, but acknowledged that they would assess further proposals. In January 2016, the EC entered into Phase II of its investigation, and issued a report detailing initial concerns about the competition-related implications of the acquisition.
Also, in January 2016, we presented to the DOJ an enhanced set of proposed divestitures in order to seek their approval of the transaction. We also informally notified the EC and other jurisdictions about the enhanced divestitures package. The sales process for the planned divestitures is continuing, but there is no agreement to date with any buyer or an agreement with the DOJ or EC as to the adequacy of the proposed divestitures. Our conversations with the DOJ, the EC and other enforcement authorities continue with the desire to resolve their competition-related concerns as soon as possible.
We remain committed to completing this transaction, despite the extended time required to obtain regulatory approvals. We agreed with Baker Hughes to extend the period to obtain required regulatory approvals to no later than April 30, 2016, as permitted under the merger agreement, though we would proceed with closing prior to such date if all relevant regulatory approvals have been obtained. If review by the relevant competition authorities extends beyond April 30, 2016, the merger agreement does not terminate automatically; the parties may continue to seek relevant regulatory approvals or either of the parties may terminate the merger agreement. Under the merger agreement, we could be required in certain circumstances, where the termination of the merger agreement is related to failures to obtain regulatory clearances, to pay Baker Hughes a termination fee of $3.5 billion. See "Assets Held for Sale" below for additional expenses we would recognize if the merger agreement is terminated.
Assets Held for Sale
In April 2015, we announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses in connection with the pending Baker Hughes acquisition. The assets and liabilities for these businesses, which are included within our Drilling and Evaluation operating segment, were classified as held for sale beginning in the second quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. These anticipated divestitures are not presented as discontinued operations in our consolidated statements of operations, because they do not represent a strategic shift in our business, as we will continue operating similar businesses of Baker Hughes after the acquisition.
During the years ended December 31, 2015, 2014, and 2013, we generated revenue from these assets of $2.6 billion, $3.6 billion, and $3.6 billion. Additionally, during the years ended December 31, 2015, 2014, and 2013, we recognized operating income from these assets, consistent with our business segments presentation in Note 4, of $460 million, $391 million, and $422 million. These amounts reflect the impact of ceasing the recording of depreciation and amortization expense for these businesses subsequent to their held for sale reclassification in 2015; the recording of such expenses would have reduced operating income by $244 million during the year ended December 31, 2015. If the merger agreement for the pending

Baker Hughes acquisition is terminated, and therefore these businesses are no longer considered held for sale, we would reclassify the assets as held and used at the lower of fair value or carrying value less ceased depreciation and amortization expense as of that date. Additionally, we recorded $103 million of capitalized divestiture costs within "Other current assets" on our consolidated balance sheets as of December 31, 2015, which we would record as an expense in our statement of operations if the acquisition is not consummated.
When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. As of December 31, 2015, we determined the fair value less cost to sell exceeded the carrying amount of our assets held for sale.
A summary of the carrying amounts of assets and liabilities held for sale on our consolidated balance sheet as of December 31, 2015 related to the anticipated divestitures discussed above is detailed below.

Millions of dollars	December 31, 2015
Assets
Property, plant, and equipment	$1,206
Inventories	576
Goodwill	276
Patents and other intangibles	57
Total assets	$2,115
Liabilities
Employee benefit liabilities (a)	$46
Total liabilities	$46
(a) Liabilities held for sale are classified within “Other current liabilities” on our consolidated balance sheet as of December 31, 2015.

In the third quarter of 2015, we announced that we also intended to divest our expandable liner hangers business in connection with the pending Baker Hughes acquisition, but the anticipated divestiture did not meet all of the requirements for classification as assets held for sale. We have recently proposed a revised and enhanced divestiture package to the DOJ, which no longer includes our expandable liner hangers business.
The final sale of each of the businesses described above, as well as any other businesses disposed of in connection with the Baker Hughes acquisition, will be subject to the ability to negotiate acceptable terms and conditions, each company's Board of Directors approval, as applicable, and final approval of the Baker Hughes acquisition by competition authorities. We anticipate that each company would complete the sale of divested businesses concurrent with the closing of the Baker Hughes acquisition.

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
During the year ended December 31, 2015, as a result of the downturn in the energy market and its corresponding impact on our business outlook, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our inventory exceeded its market value; therefore, we recorded corresponding impairments and other charges. Additionally, we initiated a company-wide reduction in workforce by approximately 25% during 2015 intended to reduce costs and better align our workforce with anticipated activity levels in the near-term, which resulted in us recording severance costs relating to termination benefits. We also recorded a write-off of our operations in both Libya and Yemen during the first quarter of 2015 due to our decision to exit our operations in these countries. As part of the anticipated divestitures of certain businesses included in our Drilling and Evaluation operating segment, we are incurring certain non-capitalizable costs, which we have included within "other matters" in the table below.
Primarily as a result of the events described above, we recorded charges of approximately $2.2 billion and $129 million during the years ended December 31, 2015 and 2014, respectively, which consisted of equipment write-offs, asset impairments, expenses and write-downs related to idle equipment, inventory write-downs, impairments of intangible assets, severance costs, country and facility closures, and other items. We also recorded a $199 million foreign currency exchange loss in Venezuela during the first quarter of 2015 as discussed in further detail below.

The following table presents various charges we recorded during the years ended December 31, 2015 and December 31, 2014 as a result of the downturn in the energy market and other matters:

Millions of dollars	Year Ended December 31, 2015	Year Ended December 31, 2014	Income Statement Classification
Economic downturn:
Fixed asset impairments	$760	$47	Impairments and other charges
Inventory write-downs	484	24	Impairments and other charges
Severance costs	352	28	Impairments and other charges
Intangible asset impairments	212	10	Impairments and other charges
Other	201	20	Impairments and other charges
Other matters:
Country closures	80	—	Impairments and other charges
Other	88	—	Impairments and other charges
Total impairments and other charges	$2,177	$129
Venezuela currency devaluation loss	199	—	Other, net
Total charges	$2,376	129

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
Completion and Production delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Pipeline & Process Services, Multi-Chem, and Artificial Lift.
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
Production Solutions includes pressure control services such as coiled tubing, hydraulic workover units, and downhole tools.
Pipeline & Process Services include pre-commissioning and maintenance services, subsea pipeline services, conventional pipeline services, and process services.
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
Consulting and Project Management provides oilfield project management and integrated solutions to independent, integrated, and national oil companies. These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and natural gas assets. In addition, well control and prevention services are included.
Corporate and other includes expenses related to support functions and corporate executives and is primarily composed of cash and equivalents, deferred tax assets, and investment securities. Also included are certain gains, losses and costs not attributable to a particular business segment.
Intersegment revenue and revenue between geographic areas are immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for under the equity method of accounting is included in revenue and operating income of the applicable segment.

The following tables present information on our business segments.

Operations by business segment
	Year Ended December 31
Millions of dollars	2015	2014	2013
Revenue:
Completion and Production	$13,682	$20,253	$17,506
Drilling and Evaluation	9,951	12,617	11,896
Total revenue	$23,633	$32,870	$29,402

Operating income (loss):
Completion and Production	$1,069	$3,670	$2,875
Drilling and Evaluation	1,519	1,740	1,770
Total operations	2,588	5,410	4,645
Corporate and other	(576)	(184)	(1,507)
Impairments and other charges (a)	(2,177)	(129)	—
Total operating income (loss)	$(165)	$5,097	$3,138
Interest expense, net of interest income	$(447)	$(383)	$(331)
Other, net	(324)	(2)	(43)
Income (loss) from continuing operations before income taxes	$(936)	$4,712	$2,764
Capital expenditures:
Completion and Production	$1,526	$1,953	$1,676
Drilling and Evaluation	650	1,297	1,210
Corporate and other	8	33	48
Total	$2,184	$3,283	$2,934
Depreciation, depletion, and amortization:
Completion and Production	$1,160	$1,162	$1,013
Drilling and Evaluation	638	934	873
Corporate and other	37	30	14
Total	$1,835	$2,126	$1,900
(a) Includes $1.1 billion attributable to Completion and Production, $1.0 billion attributable to Drilling and Evaluation, and $88 million attributable to Corporate and other for the year ended December 31, 2015. Includes $60 million attributable to Completion and Production and $69 million attributable to Drilling and Evaluation for the year ended December 31, 2014.

	December 31
Millions of dollars	2015	2014
Total assets:
Completion and Production	$13,628	$16,033
Drilling and Evaluation	10,531	11,237
Shared assets	1,785	1,930
Corporate and other	10,998	2,965
Total	$36,942	$32,165

Not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant, and equipment (including field service equipment), equity in and advances to related companies, and goodwill. The remaining assets, such as cash and equivalents, are considered to be shared among the segments.

The following tables present information by geographic area. In 2015, 2014, and 2013, based on the location of services provided and products sold, 44%, 51%, and 49% of our consolidated revenue was from the United States. As of December 31, 2015 and December 31, 2014, 51% and 46% of our property, plant, and equipment was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented.

Operations by geographic region
	Year Ended December 31
Millions of dollars	2015	2014	2013
Revenue:
North America	$10,856	$17,698	$15,212
Latin America	3,149	3,875	3,909
Europe/Africa/CIS	4,175	5,490	5,225
Middle East/Asia	5,453	5,807	5,056
Total	$23,633	$32,870	$29,402

	December 31
Millions of dollars	2015	2014
Net property, plant, and equipment:
North America	$5,745	$6,057
Latin America	1,450	1,406
Europe/Africa/CIS	1,594	1,832
Middle East/Asia	2,122	3,180
Total	$10,911	$12,475

Note 5. Receivables
Our trade receivables are generally not collateralized. At December 31, 2015 and December 31, 2014, 26% and 39% of our gross trade receivables were from customers in the United States, respectively. Other than Venezuela, as further discussed below, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.
Venezuela. During the first quarter of 2015, we began utilizing the new SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we had previously utilized, resulting in a foreign currency devaluation loss of $199 million. See Note 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” for further information.
Our total outstanding trade receivables in Venezuela were $704 million, which is more than 10% of our gross trade receivables, as of December 31, 2015, compared to $670 million, or approximately 9% of our gross trade receivables, as of December 31, 2014. We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela, which contributed to the increase in those receivables during the period. This was partially offset by a decline due to the currency devaluation in the first quarter of 2015. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. Of the $704 million of receivables in Venezuela as of December 31, 2015, the majority of which are United States dollar-denominated receivables, $175 million has been classified as long-term and included within “Other assets” on our consolidated balance sheets. Of the $670 million receivables in Venezuela as of December 31, 2014, $256 million has been classified as long-term and included within “Other assets” on our consolidated balance sheets.
The following table presents a rollforward of our allowance for bad debts for 2013, 2014, and 2015.

Millions of dollars	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance at End of Period
Year ended December 31, 2013	$92	$39	$(14)	$117
Year ended December 31, 2014	117	26	(6)	137
Year ended December 31, 2015	137	44	(36)	145

Note 6. Inventories
Inventories are stated at the lower of cost or market. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method and totaled $120 million at December 31, 2015 and $227 million at December 31, 2014. If the average cost method had been used, there would have been no difference reported at December 31, 2015 and total inventories would have been $38 million higher than reported at December 31, 2014. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

	December 31
Millions of dollars	2015	2014
Finished products and parts	$1,747	$2,606
Raw materials and supplies	548	754
Work in process	122	211
Total	$2,417	$3,571

We reclassified $576 million of our inventory to assets held for sale as of December 31, 2015. See Note 2 for further information. Additionally, as a result of the downturn in the energy market and its corresponding impact on our business outlook, we recorded inventory write-downs as the cost of some of our inventory exceeded its market value. See Note 3 for further information about impairments and other charges.
Finished products and parts are reported net of obsolescence reserves of $218 million at December 31, 2015 and $161 million at December 31, 2014.

Note 7. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2015	2014
Land	$232	$217
Buildings and property improvements	3,359	3,311
Machinery, equipment, and other	17,109	19,954
Total	20,700	23,482
Less accumulated depreciation	9,789	11,007
Net property, plant, and equipment	$10,911	$12,475

Classes of assets, excluding oil and natural gas investments, are depreciated over the following useful lives:

	Buildings and Property Improvements
	2015	2014
1 - 10 years	12%	12%
11 - 20 years	41%	42%
21 - 30 years	22%	21%
31 - 40 years	25%	25%

	Machinery, Equipment, and Other
	2015	2014
1 - 5 years	23%	23%
6 - 10 years	69%	70%
11 - 20 years	8%	7%

Note 8. Debt
Our long-term debt, including current maturities, consisted of the following:

	December 31
Millions of dollars	2015	2014
5.0% senior notes due November 2045	$2,000	$—
3.8% senior notes due November 2025	2,000	—
3.375% senior notes due November 2022	1,250	—
2.7% senior notes due November 2020	1,250	—
3.5% senior notes due August 2023	1,100	1,100
4.85% senior notes due November 2035	1,000	—
6.15% senior notes due September 2019	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
1.0% senior notes due August 2016	600	600
3.25% senior notes due November 2021	500	500
4.5% senior notes due November 2041	500	500
2.0% senior notes due August 2018	400	400
5.9% senior notes due September 2018	400	400
7.6% senior debentures due August 2096	300	300
8.75% senior debentures due February 2021	185	185
6.75% notes due February 2027	104	104
7.53% notes due May 2017	45	45
Other	144	37
Unamortized debt issuance costs and discounts	(132)	(92)
Total	15,346	7,779
Current maturities	(659)	(14)
Total long-term debt	$14,687	$7,765

$7.5 billion issuance
In November 2015, we issued $7.5 billion aggregate principal amount of senior notes in five tranches: $1.25 billion of 2.7% senior notes due 2020, $1.25 billion of 3.375% senior notes due 2022, $2.0 billion of 3.8% senior notes due 2025, $1.0 billion of 4.85% senior notes due 2035, and $2.0 billion of 5.0% senior notes due 2045. We intend to use the net proceeds of the offering for general corporate purposes, including financing a portion of the cash consideration component of our pending acquisition of Baker Hughes. The 2020 notes and the 2022 notes, which aggregate $2.5 billion in principal amount, are subject to a special mandatory redemption. In the event the Baker Hughes acquisition is not consummated on or prior to November 13, 2016, or, if prior to such date, the merger agreement is terminated for any reason, we will be required to redeem the 2020 notes and the 2022 notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest. Based on management's assessment, we believe the 2020 notes and the 2022 notes are appropriately classified as long-term debt on our consolidated balance sheets as of December 31, 2015.
In conjunction with the November 2015 debt issuance, we adopted a new accounting standards update requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We applied the change retrospectively for prior period balances of unamortized debt issuance costs. As such, the table above now presents unamortized debt issuance costs and discounts in the aggregate for both periods. See Note 16 for further information.
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
Revolving credit facilities
In July 2015, we entered into a new five-year revolving credit agreement, with an initial capacity of $3.0 billion, increasing to $4.5 billion upon closing of the Baker Hughes acquisition and satisfaction of the conditions provided in the credit agreement. The credit agreement is for working capital or general corporate purposes and expires on July 21, 2020. The full amount of the revolving credit facility was available as of December 31, 2015.

Debt maturities
Our long-term debt matures as follows: $659 million in 2016, $79 million in 2017, $823 million in 2018, $1.0 billion in 2019, $1.3 billion in 2020, and the remainder in 2021 and thereafter.
Bridge facility commitment
In November 2014, we obtained a commitment letter for an $8.6 billion senior unsecured bridge facility in connection with the pending acquisition of Baker Hughes. Upon issuance of the $7.5 billion principal amount of senior notes in November 2015, the commitment was reduced by that amount to $1.1 billion, and the facility expires on April 30, 2016. We have not drawn any amounts under this commitment as of December 31, 2015. We may use cash on hand, obtain additional debt financings or a combination thereof, in lieu of utilizing all or a portion of the bridge facility for the remaining portion of the cash consideration for the acquisition. See Note 2 for further information about the pending acquisition.

Note 9. Commitments and Contingencies
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
On May 20, 2015, we and BP entered into an agreement to resolve all remaining claims against each other, and pursuant to which BP will defend and indemnify us in future trials for compensatory damages. We have also reached a similar agreement with Transocean, each agreeing to drop all remaining claims against the other. On July 2, 2015, BP announced that it had reached agreements in principle to settle all remaining federal, state and local government claims arising from the Macondo well incident.

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
Loss contingency. During 2015, we made the second installment payment under our MDL Settlement in the amount of $333 million. Accordingly, as of December 31, 2015, our remaining liability related to the Macondo well incident was $472 million, consisting of a current portion of $400 million related to our MDL Settlement and a non-current portion of $72 million representing a loss contingency unrelated to that settlement, included within "Other liabilities" on our consolidated balance sheets. Our loss contingency liability has not been reduced for potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance.
Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.
Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through December 31, 2015, we have incurred approximately $1.5 billion of expenses related to the MDL Settlement, legal fees, and other settlement-related costs, of which $403 million has been reimbursed under our insurance program. Most of the insurance carriers that issued policies in the final $200 million layer of insurance coverage relating to the Macondo well incident notified us that they would not reimburse us with respect to our MDL Settlement. During the first and third quarters of 2015, we settled with two of the remaining insurance carriers. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $118 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the consolidated financial statements as of December 31, 2015.
Fair Labor Standards Act (FLSA) Claim
In 2014, the U.S. Department of Labor Wage and Hour Division (DOL) commenced an audit to determine whether certain workers have been properly classified by us as exempt under the FLSA. In addition, litigation was commenced against us alleging that certain field professionals were not properly classified. During 2015, upon completion of a detailed analysis of the potential exposure involved and settlement with the DOL and of the pending litigation, we recorded corresponding loss contingency liabilities.
Securities litigation
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
In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. On July 27, 2015, the district court denied certification for the plaintiff class with respect to five of the six dates upon which the plaintiffs claimed that disclosures correcting previously misleading statements had been made that resulted in an impact to the stock price. However, the district court certified the class with respect to a disclosure made on December 7, 2001 regarding an adverse jury verdict in an asbestos case that plaintiffs alleged was corrective, leaving the allegation relating to disclosure of the asbestos liability exposure as the only remaining punitive class action claim. The ruling was based on the district court's conclusion that the court was required to assume at class certification that a disclosure was actually corrective. We do not agree with that conclusion and filed a petition with the Fifth Circuit seeking to appeal the ruling. On November 4, 2015, the Fifth Circuit granted our petition to appeal the district court's ruling. The case will now be fully briefed and argued before the Fifth Circuit. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. Our Health, Safety, and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-

related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $50 million as of December 31, 2015 and $57 million as of December 31, 2014. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.
Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of December 31, 2015, those eight sites accounted for approximately $3 million of our $50 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2015. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Leases
We are party to numerous operating leases, principally for the use of land, offices, equipment, manufacturing and field facilities, and warehouses. Total rentals on our operating leases, net of sublease rentals, were $875 million in 2015, $1.0 billion in 2014, and $958 million in 2013.
Future total rentals on our noncancellable operating leases are $944 million in the aggregate, which includes the following: $257 million in 2016; $171 million in 2017; $132 million in 2018; $96 million in 2019; $60 million in 2020; and $228 million thereafter.

Note 10. Income Taxes
The components of the benefit (provision) for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2015	2014	2013
Current income taxes:
Federal	$635	$(959)	$(245)
Foreign	(636)	(734)	(485)
State	51	(36)	(49)
Total current	50	(1,729)	(779)
Deferred income taxes:
Federal	(18)	83	4
Foreign	262	357	125
State	(20)	14	2
Total deferred	224	454	131
Income tax benefit (provision)	$274	$(1,275)	$(648)

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2015	2014	2013
United States	$(1,560)	$3,020	$1,070
Foreign	624	1,692	1,694
Total	$(936)	$4,712	$2,764

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2015	2014	2013
United States statutory rate	35.0%	35.0%	35.0%
Impact of foreign income taxed at different rates	(15.6)	(5.7)	(9.3)
Venezuela devaluation	4.3	—	—
Valuation allowance against tax assets	3.5	(3.6)	(0.1)
Impact of impairments and other charges	(3.0)	—	—
Non-deductible acquisition costs	2.6	—	—
Adjustments of prior year taxes	(0.7)	0.3	(0.6)
Other impact of foreign operations	(0.5)	(0.1)	(0.7)
State income taxes	0.3	0.8	1.7
Domestic manufacturing deduction	—	(1.9)	(2.0)
Other items, net	3.4	2.3	(0.5)
Total effective tax rate on continuing operations	29.3%	27.1%	23.5%

Our effective tax rate on continuing operations was 29.3% for 2015, 27.1% for 2014 and 23.5% for 2013. The effective tax rate in all periods were positively impacted by lower tax rates in certain foreign jurisdictions. The effective tax rate for 2015 was also impacted by the tax effects of the $2.2 billion of impairments and other charges, a change in mix of geographic earnings in which we experienced low levels of United States income during the year, additional valuation allowances booked on foreign deferred tax assets, a $199 million foreign currency exchange loss in Venezuela, and non-deductible costs related to the pending Baker Hughes acquisition. The effective tax rate for 2014 was positively impacted by a $201 million net operating loss valuation allowance released as a result of a reorganization of our legal structure in Brazil. Partially offsetting these items were total charges of approximately $150 million for a write-off of certain prepaid tax assets recorded in Iraq, additional tax expenses related to the settlement of a research and development credit with the United States authorities, and tax expenses related to other unrecognized tax benefits, which are mostly included in "Other items, net" in the table above.
We have not provided United States income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2015, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $6.9 billion. It is not practicable to estimate the amount of unrecognized deferred tax liability related to these earnings at this time.
The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2015	2014
Gross deferred tax assets:
Accrued liabilities	$392	$494
Net operating loss carryforwards	540	462
Employee compensation and benefits	403	395
Foreign tax credit carry forward	365	79
Other	354	236
Total gross deferred tax assets	2,054	1,666
Gross deferred tax liabilities:
Depreciation and amortization	1,334	1,005
Other	109	111
Total gross deferred tax liabilities	1,443	1,116
Valuation allowances	213	184
Net deferred income tax asset	$398	$366

At December 31, 2015, we had $2.0 billion of net operating loss carryforwards, of which $375 million will expire from 2016 through 2019, $367 million will expire from 2020 through 2024, and $285 million will expire from 2025 through 2035. The remaining balance will not expire.
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2013	$228		$68
Change in prior year tax positions	(53)		(9)
Change in current year tax positions	30		1
Cash settlements with taxing authorities	(21)		(17)
Lapse of statute of limitations	(9)		(9)
Balance at December 31, 2013	$175		$34
Change in prior year tax positions	83		24
Change in current year tax positions	84		—
Cash settlements with taxing authorities	(27)		(1)
Lapse of statute of limitations	(1)		(1)
Balance at December 31, 2014	$314	(a)	$56
Change in prior year tax positions	(33)		7
Change in current year tax positions	62		1
Cash settlements with taxing authorities	(16)		(15)
Lapse of statute of limitations	(5)		(2)
Balance at December 31, 2015	$322	(a)(b)	$47

(a)
Includes $67 million as of December 31, 2015 and $46 million as of December 31, 2014 in foreign unrecognized tax benefits that would give rise to a United States tax credit. Approximately $176 million, which excludes $10 million of unrecognized tax benefits covered by an indemnification asset, as of December 31, 2015 and $194 million as of December 31, 2014, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our statement of operations.

(b)	Includes $37 million that could be resolved within the next 12 months.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. In most cases, we are no longer subject to state, local, or non-United States income tax examination by tax authorities for years before 2005. Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are routinely examined in the normal course of business by tax authorities. Currently, our United States federal tax filings for the tax years 2012 through 2013 are under review, 2003 through 2009 are under appeal pending final calculation of certain tax attribute carryforwards, and 2010 through 2011 are also under appeals by the Internal Revenue Service.

Note 11. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2015	2014
Issued	1,071	1,071
In treasury	(215)	(223)
Total shares of common stock outstanding	856	848

Our Board of Directors has authorized a program to repurchase our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. There were no repurchases made under the program during the year ended December 31, 2015. Approximately $5.7 billion remains authorized for repurchases as of December 31, 2015. From the inception of this program in February 2006 through December 31, 2015, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.
Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2015, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2015	2014
Defined benefit and other postretirement liability adjustments (a)	$(221)	$(326)
Cumulative translation adjustment	(78)	(70)
Unrealized loss on cash flow hedge	(67)	—
Other	3	(3)
Total accumulated other comprehensive loss	$(363)	$(399)
(a) Included net actuarial losses for our international pension plans of $205 million at
December 31, 2015 and $298 million at December 31, 2014.

Note 12. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31
Millions of dollars	2015	2014	2013
Stock-based compensation cost	$294	$298	$264
Tax benefit	(99)	(90)	(81)
Stock-based compensation cost, net of tax	$195	$208	$183

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:

-	stock options, including incentive stock options and nonqualified stock options;

-	restricted stock awards;

-	restricted stock unit awards;

-	stock appreciation rights; and

-	stock value equivalent awards.
There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding.
Under the terms of the Stock Plan, approximately 187 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2015, approximately 19 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.
In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our Employee Stock Purchase Plan (ESPP).
Each of the active stock-based compensation arrangements is discussed below.
Stock options
The majority of our options are generally issued during the second quarter of the year. All stock options under the Stock Plan are granted at the fair market value of our common stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 10 years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period. No further stock option grants are being made under the stock plans of acquired companies.

The following table represents our stock options activity during 2015.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	17.4	$43.73
Granted	4.3	43.49
Exercised	(0.8)	30.81
Forfeited/expired	(0.9)	49.88
Outstanding at December 31, 2015	20.0	$43.90	7.1	$20
Exercisable at December 31, 2015	11.2	$39.95	5.8	$20

The total intrinsic value of options exercised was $9 million in 2015, $151 million in 2014, and $93 million in 2013. As of December 31, 2015, there was $88 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two years.
Cash received from option exercises was $167 million during 2015, $332 million during 2014, and $277 million during 2013.
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

	Year Ended December 31
	2015	2014	2013
Expected term (in years)	5.16	5.23	5.27
Expected volatility	39%	37%	40%
Expected dividend yield	1.51 - 1.85%	0.94 - 1.77%	0.94 - 1.33%
Risk-free interest rate	1.43 - 1.72%	1.57 - 1.86%	0.77 - 1.73%
Weighted average grant-date fair value per share	$13.47	$19.26	$14.34

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

The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2015.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2015	16.1	$45.88
Granted	6.5	43.24
Vested	(4.8)	42.86
Forfeited	(1.3)	47.57
Nonvested shares at December 31, 2015	16.5	$45.59

The weighted average grant-date fair value of shares granted during 2014 was $58.21 and during 2013 was $42.93. The total fair value of shares vested during 2015 was $211 million, during 2014 was $278 million, and during 2013 was $208 million. As of December 31, 2015, there was $507 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.
Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 74 million shares of common stock have been reserved for issuance. The stock to be offered may be authorized but unissued common shares or treasury shares. As of December 31, 2015, 40 million shares have been sold through the ESPP since the inception of the plan and 34 million shares are available for future issuance.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2015	2014	2013
Expected volatility	35%	23%	27%
Expected dividend yield	1.82%	1.07%	1.12%
Risk-free interest rate	0.01%	0.04%	0.06%
Weighted average grant-date fair value per share	$8.62	$11.80	$8.40

Note 13. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2015	2014	2013
Basic weighted average common shares outstanding	853	848	898
Dilutive effect of awards granted under our stock incentive plans	—	4	4
Diluted weighted average common shares outstanding	853	852	902

Antidilutive shares:
Options with exercise price greater than the average market price	10	2	3
Options which ordinarily would be considered dilutive if not for being in net loss position	2	—	—
Total antidilutive shares	12	2	3

Note 14. Financial Instruments and Risk Management
At December 31, 2015, we held $96 million of investments in fixed income securities with maturities ranging from less than one year to January 2018, of which $63 million are classified as “Other current assets” and $33 million are classified as “Other assets” on our consolidated balance sheets. At December 31, 2014, we held $103 million of investments in fixed income securities, of which $56 million are classified as "Other current assets" and $47 million are classified as "Other assets" on our consolidated balance sheets.
These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and recorded at fair value, and are classified as Level 2 assets. Level 2 asset fair values are based on quoted prices for identical assets in less active markets. We have no financial instruments measured at fair value based on quoted prices in active markets (Level 1) or unobservable inputs (Level 3). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt is as follows:

	December 31, 2015				December 31, 2014
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,009	$14,947	$15,956	$15,346	$4,822	$4,257	$9,079	$7,779

Our Level 1 debt fair values are calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of year-end. Our Level 2 debt fair values are calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from year-end and adjusting for changes in market conditions. Our total fair value and carrying value of debt increased in 2015 compared to 2014 associated with the $7.5 billion debt issuance in November 2015. Additionally, differences between the periods presented in our Level 1 and Level 2 classification of our long-term debt relate to the timing of when transactions are executed. We have no debt measured at fair value using unobservable inputs (Level 3).
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options, and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options, and interest rate swaps was not material as of December 31, 2015 or December 31, 2014. The counterparties to our derivatives are primarily global commercial and investment banks.
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
The notional amounts of open foreign exchange derivatives were $619 million at December 31, 2015 and $662 million at December 31, 2014. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
Interest rate risk
We are subject to interest rate risk on our existing long-term debt, debt potentially issued in the future, and some of our long-term investments in fixed income securities. Our short-term borrowings and short-term investments in fixed income securities do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $15.3 billion at December 31, 2015 and $7.8 billion at December 31, 2014, with $659 million maturing during 2016. We also had $33 million of long-term investments in fixed income securities at December 31, 2015 with maturities that extend through January 2018.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion at a weighted-average, LIBOR-based, floating rate of 4.0% as of December 31, 2015. We utilize interest rate swaps to effectively convert a portion of our fixed rate debt to floating rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. The fair value of our interest rate swaps is included in “Other assets” in our consolidated balance sheets as of December 31, 2015 and December 31, 2014. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2). These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. At December 31, 2015, we had fixed rate debt aggregating $13.8 billion and variable rate debt aggregating $1.5 billion, after taking into account the effects of the interest rate swaps.
Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments in fixed income securities, and trade receivables. It is our practice to place our cash equivalents and investments in fixed income securities in high quality investments with various institutions. We derive the majority of our revenue from selling products and providing services to the energy industry. Within the energy industry, our trade receivables are generated from a broad and diverse group of customers. As of December 31, 2015, 26% of our gross trade receivables were in the United States and more than 10% were in Venezuela, compared to 39% in the United States and 9% in Venezuela at December 31, 2014. We maintain an allowance for losses based upon the expected collectability of all trade accounts receivable.
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

Note 15. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:

-
our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for continuing operations totaled $288 million in 2015, $347 million in 2014, and $313 million in 2013;

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

Funded status
For our international pension plans, at December 31, 2015, the projected benefit obligation was $1.0 billion and the fair value of plan assets was $872 million, which resulted in an unfunded obligation of $174 million. At December 31, 2014, the projected benefit obligation was $1.2 billion and the fair value of plan assets was $891 million, which resulted in an unfunded obligation of $347 million. The accumulated benefit obligation for our international plans was $990 million at December 31, 2015 and $1.2 billion at December 31, 2014.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2015	2014
Amounts recognized on the Consolidated Balance Sheets
Accrued employee compensation and benefits	$20	$22
Employee compensation and benefits	155	325
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$1,042	$1,232
Fair value of plan assets	867	884
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$964	$1,120
Fair value of plan assets	846	860

Fair value measurements of plan assets
Our Level 1 plan asset fair values are based on quoted prices in active markets for identical assets, our Level 2 plan asset fair values are based on significant observable inputs for similar assets, and our Level 3 plan asset fair values are based on significant unobservable inputs.
The following table sets forth by level within the fair value hierarchy the fair value of assets held by our international pension plans.

Millions of dollars	Level 1	Level 2	Level 3	Total
Cash and equivalents	$—	$46	$—	$46
Common/collective trust funds
Equity funds (a)	—	209	—	209
Bond funds (b)	—	212	38	250
Alternatives funds (c)	—	42	46	88
Real estate funds (d)	—	231	—	231
Other assets	2	19	27	48
Fair value of plan assets at December 31, 2015	$2	$759	$111	$872

Common/collective trust funds
Equity funds (a)	$—	$320	$—	$320
Bond funds (b)	—	197	70	267
Alternatives fund (c)	—	148	—	148
Real estate funds (d)	—	86	—	86
Other assets	6	33	31	70
Fair value of plan assets at December 31, 2014	$6	$784	$101	$891

(a)	Strategy is to invest in diversified funds of global common stocks.

(b)	Strategy is to invest in diversified funds of fixed income securities of varying geographies and credit quality and whose cash flows approximate the maturities of the benefit obligation.

(c)	Strategy is to invest in a fund of diversifying investments, including but not limited to reinsurance, commodities, and currencies.

(d)	Strategy is to invest in diversified funds of real estate investment trusts and private real estate.

Common/collective trust funds are valued at the net asset value of units held by the plans at year-end. Our investment strategy varies by country depending on the circumstances of the underlying plan. Risk management practices include diversification by issuer, industry, and geography, as well as the use of multiple asset classes and investment managers within each asset class. For our United Kingdom pension plan, which constituted 81% of our international pension plans’ projected benefit obligation at December 31, 2015 and is no longer accruing service benefits, we implemented an investment strategy in 2014 that aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the maturities of the obligation.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $42 million in 2015, which included $9 million of net curtailment and settlement cost arising from reductions in workforce during the year. Net periodic benefit cost for our international pension plans was $36 million in 2014, and $32 million in 2013.
Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2015	2014
Discount rate	4.2%	4.1%
Rate of compensation increase	5.4%	5.3%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2015	2014	2013
Discount rate	4.1%	4.8%	4.8%
Expected long-term return on plan assets	5.9%	6.4%	6.4%
Rate of compensation increase	5.3%	5.4%	5.5%

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
Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $14 million to our international pension plans in 2016.
Benefit payments. The following table presents expected benefit payments over the next 10 years for our international pension plans.

Millions of dollars
2016	$51
2017	37
2018	39
2019	44
2020	44
Years 2021 - 2025	280

Note 16. New Accounting Pronouncements

Standards adopted in 2015
Discontinued Operations
On January 1, 2015, we adopted an accounting standards update issued by the FASB related to discontinued operations, which added criteria providing that only those disposals of a component of an entity or a group of components of an entity that represent a strategic shift in operations should be presented as discontinued operations. The update allows an entity to present a disposal as discontinued operations even when it has continuing cash flows and significant continuing involvement with the disposed component. The update also requires expanded disclosures for discontinued operations and individually significant components of an entity that does not qualify for discontinued operations reporting. The adoption of this update did not impact our consolidated financial statements. This update may have a material impact on our consolidated financial statements in connection with the anticipated divestitures related to the pending acquisition of Baker Hughes. Because we will continue operating similar businesses of Baker Hughes after the acquisition, the disposition of the Halliburton businesses discussed in Note 2 does not represent a strategic shift in our business. Accordingly, these businesses anticipated to be divested will not be presented as discontinued operations.
Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and may be adopted earlier on a voluntary basis. We adopted this update in the fourth quarter of 2015 upon execution of our debt financing for the pending Baker Hughes acquisition. We applied the change retrospectively to January 1, 2014 for prior period balances of unamortized debt issuance costs, resulting in a $75 million reduction in other assets and long-term debt on our consolidated balance sheet as of December 31, 2014. See Note 2 for further information about the pending acquisition and Note 8 for information about our debt issuance in the fourth quarter of 2015.
Deferred Income Taxes
In November 2015, the FASB issued an accounting standards update to simplify income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and may be adopted earlier on a voluntary basis. We adopted this update as of December 31, 2015 and applied the change retrospectively to January 1, 2014 for prior period balances of deferred tax assets and liabilities, resulting in a $421 million reduction in total current assets and corresponding increase in other assets, along with a $17 million reduction in total current liabilities and corresponding increase in other liabilities on our consolidated balance sheet as of December 31, 2014.

Standards not yet adopted
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
Consolidation
In February 2015, the FASB issued an accounting standards update related to the consolidation analysis, which amends the guidelines for determining whether certain legal entities should be consolidated. This update eliminates the presumption that a general partner should consolidate a limited partnership and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.
Inventory
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this update will have on our consolidated financial statements.
Business Combinations
In September 2015, the FASB issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This update may have a material impact on our consolidated financial statements subsequent to the pending acquisition of Baker Hughes for any measurement-period adjustments after the initial accounting period. See Note 2 for further information about the pending acquisition.

HALLIBURTON COMPANY Selected Financial Data (Unaudited)

	Year ended December 31
Millions of dollars except per share	2015	2014	2013	2012	2011
Revenue	$23,633	$32,870	$29,402	$28,503	$24,829
Operating income (loss)	(165)	5,097	3,138	4,159	4,737
Income (loss) from continuing operations	(662)	3,437	2,116	2,587	3,010
Basic income (loss) per share from continuing operations	(0.78)	4.05	2.35	2.78	3.27
Diluted income (loss) per share from continuing operations	(0.78)	4.03	2.33	2.78	3.26
Cash dividends per share	0.72	0.63	0.525	0.36	0.36
Net working capital	16,250	8,781	8,678	8,334	7,456
Total assets	36,942	32,165	29,223	27,410	23,677
Long-term debt (including current maturities)	15,346	7,779	7,816	4,820	4,820
Total shareholders’ equity	15,495	16,298	13,615	15,790	13,216
Capital expenditures	2,184	3,283	2,934	3,566	2,953

HALLIBURTON COMPANY Quarterly Data and Market Price Information (Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2015
Revenue	$7,050	$5,919	$5,582	$5,082	$23,633
Operating income (loss)	(548)	254	43	86	(165)
Net income (loss)	(641)	53	(53)	(26)	(667)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	(639)	55	(54)	(28)	(666)
Income (loss) from discontinued operations	(4)	(1)	—	—	(5)
Net income (loss) attributable to company	(643)	54	(54)	(28)	(671)
Basic income per share attributable to company shareholders:
Income (loss) from continuing operations	(0.75)	0.06	(0.06)	(0.03)	(0.78)
Income (loss) from discontinued operations	(0.01)	—	—	—	(0.01)
Net income (loss)	(0.76)	0.06	(0.06)	(0.03)	(0.79)
Diluted income per share attributable to company shareholders:
Income (loss) from continuing operations	(0.75)	0.06	(0.06)	(0.03)	(0.78)
Income (loss) from discontinued operations	(0.01)	—	—	—	(0.01)
Net income (loss)	(0.76)	0.06	(0.06)	(0.03)	(0.79)
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
Common stock prices (1)
High	44.92	50.20	43.71	41.28	50.20
Low	37.27	42.46	30.93	32.13	30.93
2014
Revenue	$7,348	$8,051	$8,701	$8,770	$32,870
Operating income	970	1,194	1,634	1,299	5,097
Net income	616	775	1,205	905	3,501
Amounts attributable to company shareholders:
Income from continuing operations	623	776	1,137	900	3,436
Income (loss) from discontinued operations	(1)	(2)	66	1	64
Net income attributable to company	622	774	1,203	901	3,500
Basic income per share attributable to company shareholders:
Income from continuing operations	0.73	0.92	1.34	1.06	4.05
Income from discontinued operations	—	—	0.08	—	0.08
Net income	0.73	0.92	1.42	1.06	4.13
Diluted income per share attributable to company shareholders:
Income from continuing operations	0.73	0.91	1.33	1.06	4.03
Income from discontinued operations	—	—	0.08	—	0.08
Net income	0.73	0.91	1.41	1.06	4.11
Cash dividends paid per share	0.15	0.15	0.15	0.18	0.63
Common stock prices (1)
High	59.99	71.26	74.33	64.88	74.33
Low	47.60	57.13	63.06	37.21	37.21
Note: Results include an aggregate of $2.2 billion in impairments and other charges during 2015. See Note 3 for further information.
(1) New York Stock Exchange – composite transactions high and low intraday price.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on pages 4 through 5 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2015,” “Outstanding Equity Awards at Fiscal Year End 2015,” “2015 Option Exercises and Stock Vested,” “2015 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2016 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15. Exhibits.

1.	Financial Statements:

The reports of the Independent Registered Public Accounting Firm and the financial statements of Halliburton Company as required by Part II, Item 8, are included on pages 43 and 44 and pages 45 through 75 of this annual report. See index on page (i).

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

4.31
Eighth Supplemental Indenture, dated as of November 13, 2015, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 13, 2015, File No. 001-03492).

4.32	Form of Global Note for Halliburton’s 2.700% Senior Notes due 2020 (included as part of Exhibit 4.31).

4.33	Form of Global Note for Halliburton’s 3.375% Senior Notes due 2022 (included as part of Exhibit 4.31).

4.34	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.31).

	4.35	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.31).

	4.36	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.31).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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

†	10.4	Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor’s Form 10-K for the year ended December 31, 1995, File No. 001-03492).

†	10.5	Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

†	10.6	Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-03492).

	10.7	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

	10.8	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

	10.9
Form of Indemnification Agreement for Officers (first elected after January 1, 2013) (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

	10.10	Form of Indemnification Agreement for Directors (first elected after January 1, 2013) (incorporated by reference to Exhibit 10.1 of Halliburton’s Form 8-K filed March 22, 2013, File No. 001-03492).

†	10.11
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
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 24, 2015 (incorporated by reference to Appendix B of Halliburton's proxy statement filed April 7, 2015, File No. 001-03492).

†	10.20
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 24, 2015 (incorporated by reference to Appendix C of Halliburton’s proxy statement filed April 7, 2015, File No. 001-03492).

†	10.21	Form of Nonstatutory Stock Option Agreement (incorporated by reference as Exhibit 99.2 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.22	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.3 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.23	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 99.4 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.24	Form of Non-Employee Director Restricted Stock Unit Agreement (Director Plan) (incorporated by reference as Exhibit 99.8 of Halliburton’s Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.25
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

†	10.28	Amendment to Executive Employment Agreement (James S. Brown) (incorporated by reference to Exhibit 10.39 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 001-03492).

†	10.29	Amendment to Executive Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.43 to Halliburton’s Form 10-K for the year ended December 31, 2008, File No. 001-03492).

†	10.30
Amendment No. 1 to 2008 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2010, File No. 001-03492).

†	10.31	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.43 to Halliburton’s Form 10-K for the year ended December 31, 2010, File No. 001-03492).

	10.32
U.S. $4,500,000,000 Five Year Revolving Credit Agreement among Halliburton Company, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent, effective July 21, 2015 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2015, File No. 001-03492).

†	10.33
First Amendment to the Retirement Plan for the Directors of Halliburton Company, effective September 1, 2007 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended March 31, 2011, File No. 001-03492).

†	10.34	Executive Agreement (Christian A. Garcia) (incorporated by reference to Exhibit 10.40 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.35
First Amendment to Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.36	Form of Restricted Stock Agreement (Section 16 officers) (incorporated by reference to Exhibit 10.42 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.37
Form of Non-Employee Director Restricted Stock Unit Agreement (Stock and Incentive Plan) (incorporated by reference as Exhibit 99.9 of Halliburton's Form S-8 filed July 24, 2015, Registration No. 333-205842).

†	10.38
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

†	10.39
Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company effective December 1, 2012 (incorporated by reference to Exhibit 10.44 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.40
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.41	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed September 21, 2012, File No. 001-03492).

†	10.42	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.43	Executive Agreement (Robb L. Voyles) (incorporated by reference to Exhibit 10.48 to Halliburton’s Form 10-K filed February 7, 2014, File No. 001-03492).

†	10.44	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K filed February 7, 2014, File No. 001-03492).

†	10.45	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

	10.46
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

†	10.47	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.48
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, Registration No. 001-03492).

*	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2016:

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

	99.1
Notice of Extension dated July 10, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending termination date to December 1, 2015 (incorporated by reference to Exhibit 99.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2015, File No. 001-03492).

99.2
Notice of Extension dated September 25, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending termination date to December 16, 2015 (incorporated by reference to Exhibit 99.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2015, File No. 001-03492).

*	99.3
Notice of Extension dated December 15, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending termination date to April 30, 2016.

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

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 5th day of February, 2016.

HALLIBURTON COMPANY

By	/s/ David J. Lesar
David J. Lesar
Chairman of the Board and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 5th day of February, 2016.

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

/s/ Robb L. Voyles
*By Robb L. Voyles, Attorney-in-fact