Form 10-Q
period 2016-03-31
HALLIBURTON CO
filed 2016-05-06
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 859,265,009 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2016	2015
Revenue:
Services	$2,985	$5,190
Product sales	1,213	1,860
Total revenue	4,198	7,050
Operating costs and expenses:
Cost of services	2,956	4,823
Cost of sales	969	1,462
Impairments and other charges	2,766	1,208
Baker Hughes acquisition-related costs	538	39
General and administrative	48	66
Total operating costs and expenses	7,277	7,598
Operating loss	(3,079)	(548)
Interest expense, net of interest income of $10 and $3	(165)	(106)
Other, net	(47)	(224)
Loss from continuing operations before income taxes	(3,291)	(878)
Income tax benefit	875	241
Loss from continuing operations	(2,416)	(637)
Loss from discontinued operations, net of income tax benefit of $1 and $2	(2)	(4)
Net loss	$(2,418)	$(641)
Net (income) loss attributable to noncontrolling interest	6	(2)
Net loss attributable to company	$(2,412)	$(643)
Amounts attributable to company shareholders:
Loss from continuing operations	$(2,410)	$(639)
Loss from discontinued operations, net	(2)	(4)
Net loss attributable to company	$(2,412)	$(643)
Basic loss per share attributable to company shareholders:
Loss from continuing operations	$(2.81)	$(0.75)
Loss from discontinued operations, net	—	(0.01)
Net loss per share	$(2.81)	$(0.76)
Diluted loss per share attributable to company shareholders:
Loss from continuing operations	$(2.81)	$(0.75)
Loss from discontinued operations, net	—	(0.01)
Net loss per share	$(2.81)	$(0.76)

Basic weighted average common shares outstanding	858	850
Diluted weighted average common shares outstanding	858	850
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2016	2015
Net loss	$(2,418)	$(641)
Other comprehensive loss, net of income taxes:
Defined benefit and other post retirement plans adjustment	$—	$3
Other	(1)	(6)
Other comprehensive loss, net of income taxes	(1)	(3)
Comprehensive loss	$(2,419)	$(644)
Comprehensive (income) loss attributable to noncontrolling interest	6	(2)
Comprehensive loss attributable to company shareholders	$(2,413)	$(646)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
Millions of dollars and shares except per share data	(Unaudited)
Assets
Current assets:
Cash and equivalents	$9,593	$10,077
Receivables (net of allowances for bad debts of $191 and $145)	4,983	5,317
Inventories	2,893	2,993
Prepaid expenses	1,198	1,051
Other current assets	438	632
Total current assets	19,105	20,070
Property, plant and equipment (net of accumulated depreciation of $11,976 and $11,576)	9,252	12,117
Goodwill	2,383	2,385
Other assets	3,192	2,370
Total assets	$33,932	$36,942
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,186	$659
Accounts payable	1,844	2,019
Accrued employee compensation and benefits	609	862
Liabilities for Macondo well incident	400	400
Other current liabilities	1,373	1,397
Total current liabilities	7,412	5,337
Long-term debt	12,207	14,687
Employee compensation and benefits	447	479
Other liabilities	806	944
Total liabilities	20,872	21,447
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,070 and 1,071 shares)	2,676	2,677
Paid-in capital in excess of par value	279	274
Accumulated other comprehensive loss	(364)	(363)
Retained earnings	17,958	20,524
Treasury stock, at cost (212 and 215 shares)	(7,534)	(7,650)
Company shareholders’ equity	13,015	15,462
Noncontrolling interest in consolidated subsidiaries	45	33
Total shareholders’ equity	13,060	15,495
Total liabilities and shareholders’ equity	$33,932	$36,942
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2016	2015
Cash flows from operating activities:
Net loss	$(2,418)	$(641)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairments and other charges	2,766	1,208
Deferred income tax benefit, continuing operations	(857)	(409)
Depreciation, depletion and amortization	346	560
Other changes:
Receivables	228	763
Accounts payable	(170)	(318)
Inventories	34	(132)
Other	(100)	(219)
Total cash flows from operating activities	(171)	812
Cash flows from investing activities:
Capital expenditures	(234)	(704)
Proceeds from sales of property, plant and equipment	50	54
Other investing activities	(24)	(32)
Total cash flows from investing activities	(208)	(682)
Cash flows from financing activities:
Dividends to shareholders	(154)	(153)
Other financing activities	77	51
Total cash flows from financing activities	(77)	(102)
Effect of exchange rate changes on cash	(28)	(25)
Increase (decrease) in cash and equivalents	(484)	3
Cash and equivalents at beginning of period	10,077	2,291
Cash and equivalents at end of period	$9,593	$2,294
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$164	$167
Income taxes	$121	$135
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2015 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2016, the results of our operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three months ended March 31, 2016 may not be indicative of results for the full year.

Note 2. Acquisitions and Dispositions

Termination of Baker Hughes acquisition
In November 2014, we entered into a merger agreement with Baker Hughes to acquire all outstanding shares of Baker Hughes in a stock and cash transaction. On April 6, 2016, the U.S. Department of Justice (DOJ) filed a civil antitrust lawsuit seeking to block the proposed acquisition. Additionally, the European Commission entered into Phase II of its investigation in January 2016 and issued a Statement of Objections to us and Baker Hughes on April 29, 2016 outlining its concerns with the acquisition. On April 30, 2016, primarily because of the challenges in obtaining remaining regulatory approvals and general industry conditions that severely damaged deal economics, we and Baker Hughes mutually terminated our merger agreement.

In April 2015, we announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses in connection with the anticipated Baker Hughes transaction. Accordingly, beginning in April 2015, the assets and liabilities for these businesses, which are included within our Drilling and Evaluation operating segment, were classified as held for sale and the corresponding depreciation and amortization expense ceased at that time.

Based on the events discussed above, we have determined that our proposed divestitures no longer meet the assets held for sale accounting criteria at March 31, 2016, and have reclassified these businesses to assets held and used in the accompanying condensed consolidated balance sheets for both periods presented. We recorded corresponding charges totaling $464 million within "Baker Hughes acquisition-related costs" on our condensed consolidated statements of operations for the three months ended March 31, 2016, which includes $329 million of accumulated unrecognized depreciation and amortization expense for these businesses during the period the associated assets were classified as held for sale, including the first quarter of 2016, along with $135 million of capitalized and other divestiture-related costs incurred during the first quarter.

The reclassification of assets held for sale to assets held and used resulted in the following changes from amounts previously reported on our condensed consolidated balance sheets as of December 31, 2015:
- $2.1 billion decrease in "Assets held for sale;"
- $576 million increase in "Inventories;"
- $1.2 billion increase in "Property, plant, and equipment;"
- $276 million increase in "Goodwill;"
- $57 million increase in "Other assets;"
- $24 million increase in "Accrued employee compensation and benefits;"
- $46 million decrease in "Other current liabilities;" and
- $22 million increase in "Employee compensation and benefits."

Beginning April 1, 2016, all depreciation and amortization expense associated with these businesses will be included in operating costs and expenses on our condensed consolidated statements of operations.

According to the terms of the merger agreement, we were required to pay Baker Hughes a termination fee of $3.5 billion. This amount was paid on May 4, 2016. The expense for this payment, which is tax-deductible, will be recognized in our consolidated financial statements for the second quarter of 2016.

As a result of the termination of the merger agreement, we are required to redeem $2.5 billion of the senior notes we issued in November 2015 at a price of 101% of their principal amount, plus accrued and unpaid interest. Accordingly, we reclassified $2.5 billion of our senior notes to "Current maturities of long-term debt" on our condensed consolidated balance sheets as of March 31, 2016, which includes $1.25 billion of 2.7% senior notes due 2020 and $1.25 billion of 3.375% senior notes due 2022. These notes will be redeemed in the second quarter of 2016. We terminated our senior unsecured bridge facility for the acquisition as of March 31, 2016.

Note 3. Impairments and Other Charges

We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. We conduct impairment tests on long-lived assets at least annually, and more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.

Market conditions continued to negatively impact our business in the first quarter of 2016. The rig count declined to historic lows during the quarter, in the face of continued depressed commodity prices, which created further widespread pricing pressure and activity reductions for our products and services on a global basis. As a result of these conditions and their corresponding impact on our business outlook, during the three months ended March 31, 2016, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization. Over the last four years, we have been systematically converting our pressure pumping fleet in North America over to the Frac of the Future design. As such, we impaired or wrote off a large portion of our older equipment during the first quarter of 2016. Additionally, current market conditions required us to take other actions to reduce some of our infrastructure and further reduce our global workforce in an effort to mitigate the impact of the industry downturn and better align our workforce with anticipated activity levels in the near-term. This resulted in a headcount reduction of over 6,000 during the first quarter of 2016, which resulted in severance costs relating to termination benefits during quarter. We also determined the cost of some of our inventory exceeded its market value, resulting in associated write-downs of its carrying value.

As a result of the events described above, we recorded a total of $2.8 billion in impairments and other charges during the first quarter of 2016, compared to $1.2 billion during the first quarter of 2015, which consisted of fixed asset impairments and write-offs, severance costs, impairments of intangible assets, inventory write-downs, country and facility closures, and other items.

The following table presents various charges we recorded during the three months ended March 31, 2016 and 2015 as a result of the downturn in the energy industry and other matters, all of which were recorded within "Impairments and other charges" on our condensed consolidated statements of operations:

	Three Months Ended
Millions of dollars	March 31, 2016	March 31, 2015
Industry downturn:
Fixed asset impairments	$2,445	$303
Severance costs	135	134
Intangible asset impairments	87	165
Inventory write-downs	66	309
Other	31	150
Other matters:
Country closures	2	75
Other	—	72
Total impairments and other charges	$2,766	$1,208

Additionally, we performed a goodwill impairment assessment as of March 31, 2016. As a result of our analysis, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairment was necessary as of March 31, 2016. This analysis consists of a discounted cash flow based on management’s short-term and long-term forecast of operating performance for each reporting unit. Should current market conditions worsen or continue to persist for an extended period of time, an impairment of the carrying value of our goodwill could occur, particularly in our Completion and Production operating segment.

Note 4. Business Segment and Geographic Information

We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment. Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method of accounting are included within cost of services on our statements of operations, which is part of operating income of the applicable segment.

The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2016	2015
Revenue:
Completion and Production	$2,324	$4,246
Drilling and Evaluation	1,874	2,804
Total revenue	$4,198	$7,050
Operating income (loss):
Completion and Production	$30	$462
Drilling and Evaluation	241	306
Total operations	271	768
Corporate and other (a)	(584)	(108)
Impairments and other charges (b)	(2,766)	(1,208)
Total operating loss	$(3,079)	$(548)
Interest expense, net of interest income (c)	(165)	(106)
Other, net	(47)	(224)
Loss from continuing operations before income taxes	$(3,291)	$(878)
(a) Includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives, as well as Baker Hughes acquisition-related costs incurred during the three months ended March 31, 2016.
(b) Includes $1.8 billion attributable to Completion and Production, $1.0 billion attributable to Drilling and Evaluation, and $5 million attributable to Corporate and other for the three months ended March 31, 2016. Includes $510 million attributable to Completion and Production, $638 million attributable to Drilling and Evaluation, and $60 million attributable to Corporate and other for the three months ended March 31, 2015.
(c) Includes $71 million of interest expense associated with the $7.5 billion debt issued in late 2015.

Receivables
As of March 31, 2016, 22% of our gross trade receivables were from customers in the United States. As of December 31, 2015, 26% of our gross trade receivables were from customers in the United States. Other than Venezuela, as further discussed below, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. During the first quarter of 2015, we began utilizing the SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we had previously utilized, resulting in a foreign currency devaluation loss of $199 million. In February 2016, the Venezuelan government created a new exchange rate system, replacing the SIMADI with the DICOM, which is intended to be a free floating system and had a market rate of 276 Bolívares per United States dollar as of March 31, 2016. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares, and the revised system did not materially affect our financial statements for the three months ended March 31, 2016. For additional information about the new currency system, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

Our total outstanding net trade receivables in Venezuela were $756 million as of March 31, 2016, compared to $704 million as of December 31, 2015, which represents more than 10% of our trade receivables for both periods. The majority of these receivables in Venezuela are United States dollar-denominated receivables. Of the $756 million of receivables in Venezuela as of March 31, 2016, $190 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $704 million of receivables in Venezuela as of December 31, 2015, $175 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. We have experienced delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. During the first quarter of 2016, we made the decision to begin curtailing activity in Venezuela.

Note 5. Inventories

Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $122 million as of March 31, 2016 and $138 million as of December 31, 2015. If the average cost method had been used, total inventories would have been $18 million higher than reported as of both March 31, 2016 and December 31, 2015. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2016	December 31, 2015
Finished products and parts	$1,878	$1,992
Raw materials and supplies	901	879
Work in process	114	122
Total	$2,893	$2,993

As a result of the continued downturn in the oil and gas industry and its corresponding impact on our business outlook, we recorded inventory write-downs as the cost of some of our inventory exceeded its market value. See Note 3 for further information about impairments and other charges.

Finished products and parts are reported net of obsolescence reserves of $259 million as of March 31, 2016 and $251 million as of December 31, 2015.

Note 6. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2015	$15,495	$15,462	$33
Payments of dividends to shareholders	(154)	(154)	—
Stock plans	126	126	—
Other	12	(6)	18
Comprehensive loss	(2,419)	(2,413)	(6)
Balance at March 31, 2016	$13,060	$13,015	$45

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Payments of dividends to shareholders	(153)	(153)	—
Stock plans	129	129	—
Other	(7)	(6)	(1)
Comprehensive income (loss)	(644)	(646)	2
Balance at March 31, 2015	$15,623	$15,591	$32

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2016. From the inception of this program in February 2006 through March 31, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the three months ended March 31, 2016.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2016	December 31, 2015
Defined benefit and other postretirement liability adjustments	$(221)	$(221)
Cumulative translation adjustments	(78)	(78)
Other	(65)	(64)
Total accumulated other comprehensive loss	$(364)	$(363)

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

The trial for the first phase of the MDL proceeding occurred in February 2013 through April 2013 and covered issues arising out of the conduct and degree of culpability of various parties allegedly relevant to the loss of well control, the ensuing fire and explosion on and sinking of the Deepwater Horizon, and the initiation of the release of hydrocarbons from the Macondo well. In September 2014, the MDL court ruled (Phase One Ruling) that, among other things, (1) in relation to the Macondo well incident, BP’s conduct was reckless, Transocean’s conduct was negligent, and our conduct was negligent, (2) fault for the Macondo blowout, explosion and spill was apportioned 67% to BP, 30% to Transocean and 3% to us, and (3) the indemnity and release clauses in our contract with BP are valid and enforceable against BP. The MDL court did not find that our conduct was grossly negligent, thereby, subject to any appeals, eliminating our exposure in the MDL for punitive damages. The appeal process for the Phase One Ruling is underway, with various parties filing briefs according to a court-ordered schedule.

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

Regulatory action. In October 2011, the Bureau of Safety and Environmental Enforcement (BSEE) issued a notification of Incidents of Noncompliance (INCs) to us for allegedly violating federal regulations relating to the failure to take measures to prevent the unauthorized release of hydrocarbons, the failure to take precautions to keep the Macondo well under control, the failure to cement the well in a manner that would, among other things, prevent the release of fluids into the Gulf of Mexico, and the failure to protect health, safety, property and the environment as a result of a failure to perform operations in a safe and workmanlike manner. We have appealed the INCs, but the appeal has been suspended pending certain proceedings in the MDL and potential appeals. The BSEE has announced that the INCs will be reviewed for possible imposition of civil penalties once the appeal has ended. We understand that the regulations in effect at the time of the alleged violations provide for fines of up to $35,000 per day per violation.

Loss contingency. As of March 31, 2016, our loss contingency liability related to the Macondo well incident was $472 million, consisting of a current portion of $400 million related to our MDL Settlement and a non-current portion of $72 million unrelated to that settlement. Our loss contingency liability has not been reduced for potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance.

Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.

Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through March 31, 2016, we have incurred approximately $1.5 billion of expenses related to the MDL Settlement, legal fees, and other settlement-related costs, of which $409 million has been reimbursed or is expected to be reimbursed under our insurance program. Some of the insurance carriers that issued policies covering the final layer of insurance coverage relating to the Macondo well incident notified us that they would not reimburse us with respect to our MDL Settlement; however, we have settled with several of them and those settlement recoveries are included in the $409 million discussed above. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $100 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the condensed consolidated financial statements as of March 31, 2016.

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

In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. On July 27, 2015, the district court denied certification for the plaintiff class with respect to five of the six dates upon which the plaintiffs claimed that disclosures correcting previously misleading statements had been made that resulted in an impact to the stock price. However, the district court certified the class with respect to a disclosure made on December 7, 2001 regarding an adverse jury verdict in an asbestos case that plaintiffs alleged was corrective. The ruling was based on the district court's conclusion that the court was required to assume at class certification that a disclosure was actually corrective. We do not agree with that conclusion and have filed a petition with the Fifth Circuit seeking to appeal the ruling. The Fifth Circuit accepted our petition. The matter has now been fully briefed and is before the Fifth Circuit for review. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

Investigations
We are conducting internal investigations of certain areas of our operations in Angola and Iraq, focusing on compliance with certain company policies, including our Code of Business Conduct (COBC), and the Foreign Corrupt Practices Act (FCPA) and other applicable laws.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $49 million as of March 31, 2016 and $50 million as of December 31, 2015. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of March 31, 2016, those eight sites accounted for approximately $4 million of our $49 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 8. Income per Share

Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact would be antidilutive.

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2016	2015
Basic weighted average common shares outstanding	858	850
Dilutive effect of awards granted under our stock incentive plans	—	—
Diluted weighted average common shares outstanding	858	850

Antidilutive shares:
Options with exercise price greater than the average market price	17	9
Options which ordinarily would be considered dilutive if not for being in net loss position	1	2
Total antidilutive shares	18	11

Note 9. Fair Value of Financial Instruments

At March 31, 2016, we held $98 million of investments in fixed income securities with maturities ranging from less than one year to March 2019, of which $62 million are classified as “Other current assets” and $36 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2015, we held $96 million of investments in fixed income securities, of which $63 million are classified as “Other current assets” and $33 million are classified as “Other assets” on our condensed consolidated balance sheets.

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

The carrying amount and fair value of our long-term debt, including current maturities, is as follows:

	March 31, 2016				December 31, 2015
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,311	$14,819	$16,130	$15,393	$1,009	$14,947	$15,956	$15,346

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

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion in order to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets and was immaterial as of March 31, 2016 and December 31, 2015. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2).

Note 10. New Accounting Pronouncements

Standards adopted in 2016

Consolidation
On January 1, 2016, we adopted an accounting standards update issued by the Financial Accounting Standards Board (FASB) related to the consolidation analysis, which amended the guidelines for determining whether certain legal entities should be consolidated. This update eliminated the presumption that a general partner should consolidate a limited partnership and modified the evaluation of whether limited partnerships are variable interest entities or voting interest entities. The adoption of this update did not materially impact our condensed consolidated financial statements.

Business Combinations
On January 1, 2016, we adopted an accounting standards update issued by the FASB which simplifies the accounting for measurement-period adjustments for an acquirer in a business combination. The update requires an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. The adoption of this update did not impact our condensed consolidated financial statements.

Standards not yet adopted

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The issuance of this guidance completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

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

Inventory
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. "Market" could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this update will have on our consolidated financial statements.

Leases
In February 2016, the FASB issued an accounting standards update related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. This update will be effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact that this update will have on our consolidated financial statements.

Stock-Based Compensation
In March 2016, the FASB issued an accounting standards update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current U.S. GAAP practice, or account for forfeitures when they occur.  This update will be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently evaluating the impact that this update will have on our consolidated financial statements.

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have significant manufacturing operations in various locations, including the United States, Canada, China, Malaysia, Singapore and the United Kingdom. With over 55,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.

Termination of Baker Hughes acquisition
In November 2014, we entered into a merger agreement with Baker Hughes to acquire all outstanding shares of Baker Hughes in a stock and cash transaction. On April 30, 2016, primarily because of the challenges in obtaining remaining regulatory approvals and general industry conditions that severely damaged deal economics, we and Baker Hughes mutually terminated our merger agreement. As a result, we paid Baker Hughes a termination fee of $3.5 billion on May 4, 2016. See Note 2 to the condensed consolidated financial statements and further information.

Financial results
Market conditions continued to negatively impact our business during the first quarter of 2016. The North America rig count declined to historic lows during the quarter, in the face of continued depressed commodity prices, with the United States land rig count at March 31, 2016 declining almost 80% from the peak in November 2014. This has created further widespread pricing pressure and activity reductions for our products and services on a global basis, and has resulted in significant declines in revenue and operating income during the first quarter of 2016, as compared to the first quarter of 2015.

We generated $4.2 billion of revenue during the first quarter of 2016, a 40% decrease from the $7.1 billion of revenue generated in the first quarter of 2015. We reported an operating loss of $3.1 billion in the first quarter of 2016, as compared to an operating loss of $548 million in the first quarter of 2015. These decreases were due to a decline in activity and pricing in most of our product services lines, particularly stimulation activity in the United States land market, as well as $2.8 billion of impairments and other charges recorded in the first quarter of 2016, which primarily consisted of fixed asset impairments and write-offs, as well as severance costs, impairments of intangible assets, inventory write-downs, facility closures and other items. This compares to $1.2 billion of impairments and other charges recorded in the first quarter of 2015. Additionally, we incurred $538 million of Baker Hughes acquisition-related costs during the first quarter of 2016, primarily resulting from our reversal of assets held for sale accounting, compared to $39 million of Baker Hughes acquisition-related costs in the first quarter of 2015.

During the first quarter of 2016, the impairments and other charges were recorded as a result of the negative market impact on our business and an in-depth review of our underlying structural costs. We focused on streamlining our business model to both match current activity needs as well as to better position us for future growth and margin expansion. There is excess capacity across all of our product service lines, with the largest single component relating to our North America pressure pumping business. Over the last four years, we have been systematically converting our pressure pumping fleet in North America over to the Frac of the Future design. As such, we impaired or wrote off a large portion of our older equipment during the first quarter of 2016. Additionally, we were required to take other actions to reduce some of our infrastructure and further reduce our global workforce in an effort to address current market conditions and better align our workforce with anticipated activity levels in the near-term. Personnel expense is one of the largest cost categories for us and, therefore, we had to execute cost containment measures as they related to employees and their work location. We reduced our global headcount by an additional 6,000 during the first quarter of 2016, and have now unfortunately had to decrease our global workforce by just over one-third since the beginning of 2015 to help mitigate the downturn in the industry. See Note 3 to the condensed consolidated financial statements for further information about these impairments and other charges.

Business outlook
The past several quarters have continued to be extremely challenging for us, as the impact of reduced commodity prices created widespread pricing pressure and activity reductions on a global basis. We have taken actions since late 2014 to help mitigate the effect on our business from the downturn in the energy market, and we will continue to evaluate our cost structure and make further adjustments as required.

               In North America, we experienced pricing pressures, which impacted our margins. Lower commodity prices resulted in unprecedented reductions in rig count since the peak in 2014, which in turn resulted in substantial pricing pressure across all of our product service lines. While our global revenue declined 40% in the first quarter of 2016 as compared to the first quarter of 2015, revenue in North America declined 49% over the same period. We anticipate 2016 being another challenging year for us in North America, and we will continue to adapt our cost structure to market conditions, which we believe will position us well when the market ultimately recovers.

The international markets have been more resilient than North America, but they are not immune to the impacts of the lower commodity price environment. We experienced pricing concessions and activity reductions in our international operations in the first quarter of 2016, the impact of which was only partially mitigated by our cost management initiatives. In the first quarter of 2016, despite a 31% reduction in our international revenues compared to the first quarter of 2015, we were able to keep operating margins relatively stable, primarily due to a relentless focus on cost management. We have continued to work with customers during this downturn to improve project economics through technology and improved operating efficiency, but expect margins to be negatively impacted by lower activity levels and pricing pressure throughout 2016. For the remainder of 2016, we expect all international regions to experience activity declines and price reductions relative to 2015 levels due to challenging economics and budget constraints, although the Middle East/Asia region is expected to be the most resilient, as recent mature field project awards are anticipated to move forward. Also, during the first quarter of 2016, we made the decision to begin curtailing activity in Venezuela.

While the intensity and duration of the current industry downturn is uncertain, we are continuing to execute on our two-pronged strategy in the downturn. The first part being to control what we can control in the short term, and the second is to look beyond the cycle and prepare for the anticipated recovery. We will make further adjustments as required to adjust to market conditions. Manufacturing our own equipment provides us with flexibility to adjust our capital spend based on our visibility of the market. Given the continued decline in activity levels, we reduced our capital expenditures to $234 million in the first quarter of 2016, down from $704 million in the first quarter of 2015. We continue to believe in the strength of the long-term fundamentals of our business. Despite the worldwide activity declines and challenges we expect to face throughout 2016, energy demand is still anticipated to increase over the long term.

We are continuing to execute the following strategies in 2016:
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
- collaborating with our customers to maximize production at the lowest cost per barrel of oil equivalent (BOE).

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In conjunction with the termination of the Baker Hughes transaction, $2.5 billion of debt that we issued in late 2015 will be mandatorily redeemed. At the end of the first quarter of 2016, we had approximately $9.6 billion of cash and equivalents available. Taking into account the debt redemption plus the $3.5 billion termination fee, we would still have had approximately $3.6 billion in cash and cash equivalents at the end of the first quarter. We also have $3.0 billion available under our revolving credit facility which, with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions and termination of the merger agreement with Baker Hughes, see “Liquidity and Capital Resources,” “Business Environment and Results of Operations,” and Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $9.6 billion of cash and equivalents, compared to $10.1 billion at December 31, 2015. Additionally, at March 31, 2016, we held $98 million of investments in fixed income securities held by our foreign subsidiaries compared to $96 million at December 31, 2015. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. As of March 31, 2016, approximately $1.7 billion of the $9.7 billion of our cash and equivalents and fixed income securities was held by our foreign subsidiaries, of which $1.0 billion would be subject to United States tax if repatriated. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not suggest a need to repatriate them to fund our United States operations.

Significant sources and uses of cash
- Operating cash flows was a use of $171 million during the first three months of 2016, partially driven by cash payments for severance costs and Baker Hughes acquisition-related costs during the period.
- Capital expenditures were $234 million in the first three months of 2016, and were predominantly made in our Production Enhancement, Cementing, Sperry Drilling, Baroid and Wireline and Perforating product service lines.
- During the first three months of 2016, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $92 million, primarily due to decreased business activity driven by current market conditions.
- We paid $154 million in dividends to our shareholders during the first three months of 2016.

Future sources and uses of cash
As a result of the termination of our merger agreement with Baker Hughes, we paid Baker Hughes a termination fee of $3.5 billion on May 4, 2016. We are also required to redeem $2.5 billion of the senior notes issued in late 2015 at a price of 101% plus accrued and unpaid interest. We expect to redeem those notes in the second quarter of 2016. See Note 2 to the condensed consolidated financial statements for further information.

We manufacture our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2016 is currently expected to be approximately $850 million, a reduction of over 60% from the $2.2 billion of capital expenditures in 2015, primarily due to the current market environment and demonstrates our commitment to live within our cash flows during this challenging period for the industry. The capital expenditures plan for the remainder of the year is primarily directed toward our Production Enhancement, Sperry Drilling, Production Solutions, Wireline and Perforating and Cementing product service lines.

During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. Our total Macondo-related loss contingency liability as of March 31, 2016 was $472 million, of which $400 million is expected to be paid in 2016. See Note 7 to the condensed consolidated financial statements for further information.

Subject to Board of Directors approval, our intention is to pay dividends representing at least 15% to 20% of our net income on an annual basis. Currently, our dividend rate is $0.18 per common share, or approximately $154 million per quarter.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2016 and may be used for open market and other share purchases. There were no repurchases made under the program during the three months ended March 31, 2016.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2016, we had $9.6 billion of cash and equivalents, $98 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Although a portion of earnings from our foreign subsidiaries is reinvested outside the United States indefinitely, we do not consider this to have a significant impact on our liquidity. We currently believe, after taking into account the $2.5 billion debt redemption and $3.5 billion termination fee discussed above, that our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2016, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Moody’s Investors Service (Moody's) remain A2 for our long-term debt and P-1 for our short-term debt. Moody's has placed the ratings on review for downgrade. On May 4, 2016, in conjunction with the termination of our merger agreement with Baker Hughes, Standard & Poor’s changed our long-term rating from A to A-, while placing them on CreditWatch with negative implications, and changed our short-term rating from A-1 to A-2.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2016, based upon the location of the services provided and products sold, 41% of our consolidated revenue was from the United States, compared to 48% of consolidated revenue from the United States in the first three months of 2015. This decline reflects the impact our North America operations are experiencing from the downturn in the energy market. No other country accounted for more than 10% of our revenue during these periods.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity. Our financial performance is significantly affected by well count in North America, as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2016	2015	2015
Oil price - WTI (1)	$33.18	$48.54	$48.69
Oil price - Brent (1)	33.70	53.95	52.36
Natural gas price - Henry Hub (2)	2.00	2.90	2.63

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2016	2015	2015
United States:
Land	524	1,331	943
Offshore (incl. Gulf of Mexico)	27	49	35
Total	551	1,380	978
Canada:
Land	170	306	189
Offshore	3	3	2
Total	173	309	191
International (excluding Canada):
Land	790	943	884
Offshore	226	318	283
Total	1,016	1,261	1,167
Worldwide total	1,740	2,950	2,336
Land total	1,484	2,580	2,016
Offshore total	256	370	320

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2016	2015	2015
United States (incl. Gulf of Mexico):
Oil	441	1,091	751
Natural gas	110	289	227
Total	551	1,380	978
Canada:
Oil	82	145	84
Natural gas	91	164	107
Total	173	309	191
International (excluding Canada):
Oil	770	1,002	916
Natural gas	246	259	251
Total	1,016	1,261	1,167
Worldwide total	1,740	2,950	2,336
Oil total	1,293	2,238	1,751
Natural gas total	447	712	585

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2016	2015	2015
United States (incl. Gulf of Mexico):
Horizontal	435	1,038	744
Vertical	63	213	139
Directional	53	129	95
Total	551	1,380	978

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.

WTI oil spot prices declined significantly towards the second half of 2014 from a high of $108 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $61 per barrel in June 2015 to a low of $35 per barrel in December 2015. WTI oil spot prices reduced further into February 2016 to a low of $26 per barrel, a level which has not been experienced since 2002. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014, and ranged from a high of $66 per barrel in May 2015 to a low of $35 per barrel in December 2015, and declined further to $26 per barrel in January 2016. Crude oil prices continue to be negatively affected compared to their 2014 and 2015 highs, as the combination of robust world crude oil supply growth and weak global demand contribute to an increase in the rate of global inventory builds.

Brent and WTI crude oil spot prices each had a monthly average in March 2016 of $38 per barrel. Prices continue to remain low as OPEC producers continue the policy of defending market share in a low oil price environment and as global oil inventories continue to build. Crude oil production in the United States averaged an estimated 9.0 million barrels per day in March 2016 but is forecasted to fall to an average of 8.6 million barrels per day in 2016.

In the United States Energy Information Administration (EIA) April 2016 "Short Term Energy Outlook," the EIA projects that Brent and WTI prices will average $35 per barrel in 2016. The EIA also notes that price projections reflect a scenario in which the large inventory builds and the unknown capacity of global oil storage will keep Brent prices near first quarter levels throughout 2016. Although there are no signs that point to an immediate rebalance of the market, the International Energy Agency's (IEA) April 2016 "Oil Market Report" forecasts the 2016 global demand to average approximately 95.9 million barrels per day, which is up 1% from 2015, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

For the first quarter of 2016, the average Henry Hub natural gas price in the United States decreased approximately 6% from the fourth quarter of 2015 as the warm winter resulted in higher natural gas storage levels. The Henry Hub natural gas spot price averaged $1.73 per MMBtu in March 2016, a decline of $0.20 per MMBtu, or 10%, from December 2015. Inventory levels at record highs, production growth, and forecasts for warmer-than-normal temperatures contributed to natural gas prices remaining low. The EIA March 2016 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.18 per MMBtu in 2016. Over the long term, the EIA expects natural gas consumption to increase primarily in the electric power sector and to a lesser extent in the industrial sector as new fertilizer and chemical projects become available.

North America operations
Volatility in oil and natural gas prices can impact our customers’ drilling and production activities. In the first quarter of 2016, North America oil directed rig count declined 113 rigs, or 18%, from the fourth quarter of 2015 and decreased 713 rigs, or 58%, when compared to the first quarter of 2015. During the first quarter of 2016, the natural gas-directed rig count in North America decreased 85 rigs, or 30%, from the fourth quarter of 2015 and 252 rigs, or 56%, from the first quarter of 2015. In the United States land market in the first quarter of 2016, there were declines of 28% and 61%, in the average rig count compared to the fourth quarter of 2015 and first quarter of 2015, respectively.

The United States land rig count has dropped nearly 80% since its peak in November 2014. Price erosion for our services continued during the first quarter of 2016, specifically in North America, and we believe pricing pressure will continue until activity stabilizes. Current market conditions aside, in the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will create higher demand in fluid chemistry and other technologies required for these complex reservoirs, which will have positive implications for our operations when the energy market ultimately recovers.

In the Gulf of Mexico, the average offshore rig count for the first quarter of 2016 was down 7% compared to the fourth quarter of 2015 and down 45% compared to the first quarter of 2015. Activity in the Gulf of Mexico is dependent on, among the factors described above and other things, governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the first quarter of 2016 decreased by 8% compared to the fourth quarter of 2015 and declined 19% compared to the first quarter of 2015. Declining crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. Although the international markets have continued to be more resilient than North America, they are not immune to the impacts of the lower commodity price environment and, therefore, our international operations could be further impacted in the near term.

Venezuela. In February 2015, the Venezuelan government created a three-tier foreign exchange rate system, which included the National Center of Foreign Commerce official rate of 6.3 Bolívares per United States dollar, the SICAD, and the SIMADI. During the first quarter of 2015, we began utilizing the SIMADI floating rate mechanism to remeasure our net monetary assets denominated in Bolívares, with an initial market rate of 192 Bolívares per United States dollar, resulting in a foreign currency loss of $199 million recorded during the first quarter of 2015.

In February 2016, the Venezuelan government revised the three-tier exchange rate system to a new dual-rate system designed to streamline access to dollars for production and essential imports as well as combat inflation. The dual-rate exchange mechanisms are as follows: (i) the DIPRO, which replaced and devalued the official rate from 6.3 to 10.0 Bolívares per United States dollar, and represents a protected rate made available for vital imports such as food, medicine, and raw materials for production; and (ii) the DICOM, which replaces the SIMADI and which is intended to be a free floating system that will fluctuate according to market supply and demand and had a market rate of 276 Bolívares per United States dollar at March 31, 2016. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares, and the revised system did not materially affect our financial statements for the three months ended March 31, 2016.

As of March 31, 2016, our total net investment in Venezuela was approximately $807 million, with only $10 million of net monetary assets denominated in Bolívares, and we had an additional $35 million of surety bond guarantees outstanding relating to our Venezuelan operations at March 31, 2016. Our total outstanding net trade receivables in Venezuela were $756 million as of March 31, 2016, compared to $704 million as of December 31, 2015, representing over 10% of our trade receivables for both periods. The majority of these receivables in Venezuela are United States dollar-denominated receivables. Of the $756 million receivables in Venezuela as of March 31, 2016, $190 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. We have continued to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. During the first quarter of 2016, we made the decision to begin curtailing activity in Venezuela.

For additional information, see Part I, Item 1(a), “Risk Factors” in our 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2016 COMPARED TO 2015

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$2,324	$4,246	$(1,922)	(45)%
Drilling and Evaluation	1,874	2,804	(930)	(33)
Total revenue	$4,198	$7,050	$(2,852)	(40)%

By geographic region:
North America	$1,794	$3,542	$(1,748)	(49)%
Latin America	541	949	(408)	(43)
Europe/Africa/CIS	778	1,097	(319)	(29)
Middle East/Asia	1,085	1,462	(377)	(26)
Total revenue	$4,198	$7,050	$(2,852)	(40)%

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$30	$462	$(432)	(94)%
Drilling and Evaluation	241	306	(65)	(21)
Total	271	768	(497)	(65)
Corporate and other	(584)	(108)	(476)	441
Impairments and other charges	(2,766)	(1,208)	(1,558)	129
Total operating loss	$(3,079)	$(548)	$(2,531)	462%

By geographic region:
North America	$(39)	$279	$(318)	(114)%
Latin America	48	122	(74)	(61)
Europe/Africa/CIS	57	86	(29)	(34)
Middle East/Asia	205	281	(76)	(27)
Total	$271	$768	$(497)	(65)%

Consolidated revenue was $4.2 billion in the first quarter of 2016, a decrease of $2.9 billion, or 40%, as compared to the first quarter of 2015, associated with widespread pricing pressure and activity reductions on a global basis, primarily attributable to pressure pumping in North America. Revenue outside of North America was 57% of consolidated revenue in the first quarter of 2016, compared to 50% of consolidated revenue in the first quarter of 2015, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.

Consolidated operating loss was $3.1 billion during the first quarter of 2016 compared to operating loss of $548 million in the first quarter of 2015. These results were negatively impacted by $2.8 billion and $1.2 billion of impairments and other charges recorded in the three months ended March 31, 2016 and 2015, respectively. Additionally, we incurred $538 million of Baker Hughes acquisition-related costs during the first quarter of 2016, primarily relating to charges resulting from our reversal of assets held for sale accounting, compared to $39 million of Baker Hughes acquisition-related costs in the first quarter of 2015. Also contributing to these operating losses were significant declines in pressure pumping activity and pricing declines in North America as a result of the global downturn in the energy market. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and financial statement impact of terminating our merger agreement, and Note 3 to the condensed consolidated financial statements for further information about impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production (C&P) revenue in the first quarter of 2016 was $2.3 billion, a decrease of $1.9 billion, or 45%, from the first quarter of 2015, due to a decline in activity and pricing in most of our product services lines, particularly North America pressure pumping services which drove the majority of the C&P revenue decline. International revenue also declined as a result of reductions in activity in all regions, coupled with lower pricing in Saudi Arabia, Mexico and the North Sea.

C&P operating income in the first quarter was $30 million, which decreased $432 million, or 94%, compared to the first quarter of 2015, with decreased profitability across all regions as a result of global activity and pricing reductions, primarily in North America pressure pumping services.

Drilling and Evaluation
Drilling and Evaluation (D&E) revenue in the first quarter of 2016 was $1.9 billion, a decrease of $930 million, or 33%, from the first quarter of 2015. Reductions were seen across all product service lines due to the low rig count, lower pricing and customer budget constraints worldwide.

D&E first quarter operating income was $241 million, which decreased $65 million, or 21%, compared to the first quarter of 2015, driven by a decline in activity and pricing across all regions, particularly drilling activity in the North Sea, fluid sales in Latin America and drill bit sales in North America.

GEOGRAPHIC REGIONS

North America
North America revenue in the first quarter of 2016 was $1.8 billion, a 49% decline compared to the first quarter of 2015, relative to a 57% decline in average North America rig count. We had an operating loss of $39 million, a substantial reduction from the $279 million of operating income reported in the first quarter of 2015. These declines were driven by reduced activity and pricing pressure throughout the United States land market.

Latin America
Latin America revenue in the first quarter of 2016 was $541 million, a 43% reduction compared to the first quarter of 2015, with operating income of $48 million, a 61% decline from the first quarter of 2015, primarily as a result of reduced activity and currency devaluation in Venezuela, as well as reduced activity in Mexico and Brazil. From a product service line perspective, Baroid and Cementing experienced the largest declines in both revenue and operating income.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2016 was $778 million, which declined by 29% compared to the first quarter of 2015, with operating income of $57 million, a 34% decrease compared to the first quarter of 2015. The decreases during the quarter were driven by a sharp reduction of activity in the North Sea, along with lower cementing activity, completion tools sales and drilling activity in Nigeria.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2016 was $1.1 billion, a reduction of 26% compared to the first quarter of 2015, with operating income of $205 million, a 27% decrease from the first quarter of 2015. This was the result of reduced activity for pressure pumping services in Saudi Arabia and Australia, and a decline in drilling activity in Australia and Malaysia, along with pricing concessions across the region.

OTHER OPERATING ITEMS

Corporate and other increased to $584 million of expenses in the first quarter of 2016, compared to $108 million of expenses in the first quarter of 2015, primarily due to the impact of Baker Hughes acquisition-related costs. We recorded charges totaling $464 million as a result of our reclassification of assets held for sale to assets held and used as of March 31, 2016, which includes $329 million of accumulated unrecognized depreciation and amortization expense during the period the associated assets were classified as held for sale, including the first quarter of 2016, along with $135 million of capitalized and other divestiture-related costs incurred during the first quarter. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and the financial statement impact of terminating our merger agreement. Partially offsetting these costs were savings from the cost containment measures we undertook to align ourselves with the current market.

Impairments and other charges. As a result of the continued downturn in the oil and gas industry and its corresponding impact on our business outlook, we recorded a total of approximately $2.8 billion in company-wide charges during the first quarter of 2016 related to fixed asset impairments and write-offs and severance costs, compared to $1.2 billion of similar charges recorded in the first quarter of 2015. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS

Interest expense, net increased $59 million in the first quarter of 2016, compared to first quarter of 2015, primarily due to additional interest expense associated with the $7.5 billion of debt issued in November 2015.

Other, net was a $47 million loss in the first quarter of 2016, compared to a $224 million loss in the first quarter of 2015. This $177 million decrease is primarily due to a $199 million Venezuela foreign exchange loss we incurred in the first quarter of 2015. See "Business Environment and Results of Operations" for further information.

Effective tax rate. Our effective tax rate on continuing operations for the quarter ended March 31, 2016 and March 31, 2015 was 26.6% and 27.4%, respectively. As mentioned above, market conditions continued to negatively impact our business in the first quarter of 2016. As a result of these conditions and their corresponding impact on our business outlook, during the three months ended March 31, 2016, we established a valuation allowance on certain deferred tax assets equaling $112 million. In addition, the effective tax rates in both periods were impacted by the tax effects of impairments and other charges recorded during the period. Lastly, the effective tax rates in both periods were impacted by lower tax rates in certain foreign jurisdictions.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 7 to the condensed consolidated financial statements.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,” “should,” “likely” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.

We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	134,784	$33.93	—	$5,700,004,373
February 1 - 29	19,106	$32.50	—	$5,700,004,373
March 1 - 31	9,835	$34.30	—	$5,700,004,373
Total	163,725	$33.79	—

(a)
All of the 163,725 shares purchased during the three-month period ended March 31, 2016 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2016. From the inception of this program in February 2006 through March 31, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

	10.1	Termination Agreement, dated as of April 30, 2016, between the Company and Baker Hughes (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed May 4, 2016, File No. 001-03492).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

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

Date: May 6, 2016