Form 10-Q
period 2016-06-30
HALLIBURTON CO
filed 2016-08-01
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 861,102,509 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2016	2015	2016	2015
Revenue:
Services	$2,640	$4,271	$5,625	$9,461
Product sales	1,195	1,648	2,408	3,508
Total revenue	3,835	5,919	8,033	12,969
Operating costs and expenses:
Cost of services	2,777	3,971	5,733	8,794
Cost of sales	955	1,262	1,924	2,724
Baker Hughes related costs and termination fee	3,519	83	4,057	122
Impairments and other charges	423	306	3,189	1,514
General and administrative	41	43	89	109
Total operating costs and expenses	7,715	5,665	14,992	13,263
Operating income (loss)	(3,880)	254	(6,959)	(294)
Interest expense, net of interest income of $10, $4, $20 and $7	(196)	(106)	(361)	(212)
Other, net	(31)	(23)	(78)	(247)
Income (loss) from continuing operations before income taxes	(4,107)	125	(7,398)	(753)
Income tax benefit (provision)	902	(71)	1,777	170
Income (loss) from continuing operations	(3,205)	54	(5,621)	(583)
Loss from discontinued operations, net	—	(1)	(2)	(5)
Net income (loss)	$(3,205)	$53	$(5,623)	$(588)
Net (income) loss attributable to noncontrolling interest	(3)	1	3	(1)
Net income (loss) attributable to company	$(3,208)	$54	$(5,620)	$(589)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(3,208)	$55	$(5,618)	$(584)
Loss from discontinued operations, net	—	(1)	(2)	(5)
Net income (loss) attributable to company	$(3,208)	$54	$(5,620)	$(589)
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(3.73)	$0.06	$(6.54)	$(0.69)
Loss from discontinued operations, net	—	—	—	(0.01)
Net income (loss) per share	$(3.73)	$0.06	$(6.54)	$(0.70)
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(3.73)	$0.06	$(6.54)	$(0.69)
Loss from discontinued operations, net	—	—	—	(0.01)
Net income (loss) per share	$(3.73)	$0.06	$(6.54)	$(0.70)

Cash dividends per share	$0.18	$0.18	$0.36	$0.36
Basic weighted average common shares outstanding	860	852	859	851
Diluted weighted average common shares outstanding	860	854	859	851
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2016	2015	2016	2015
Net income (loss)	$(3,205)	$53	$(5,623)	$(588)
Other comprehensive income (loss), net of income taxes:
Unrealized gain on cash flow hedges	$—	$106	$—	$106
Other	3	(2)	2	(5)
Other comprehensive income, net of income taxes	3	104	2	101
Comprehensive income (loss)	$(3,202)	$157	$(5,621)	$(487)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	1	3	(1)
Comprehensive income (loss) attributable to company shareholders	$(3,205)	$158	$(5,618)	$(488)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$3,108	$10,077
Receivables (net of allowances for bad debts of $193 and $145)	4,725	5,317
Inventories	2,650	2,993
Prepaid income taxes	1,099	527
Other current assets	998	1,156
Total current assets	12,580	20,070
Property, plant and equipment (net of accumulated depreciation of $10,847 and $11,576)	8,961	12,117
Goodwill	2,383	2,385
Deferred income taxes	1,856	552
Other assets	1,957	1,818
Total assets	$27,737	$36,942
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,490	$2,019
Current maturities of long-term debt	763	659
Accrued employee compensation and benefits	549	862
Liabilities for Macondo well incident	367	400
Other current liabilities	1,309	1,397
Total current liabilities	4,478	5,337
Long-term debt	12,158	14,687
Employee compensation and benefits	449	479
Other liabilities	875	944
Total liabilities	17,960	21,447
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,070 and 1,071 shares)	2,675	2,677
Paid-in capital in excess of par value	253	274
Accumulated other comprehensive loss	(361)	(363)
Retained earnings	14,595	20,524
Treasury stock, at cost (210 and 215 shares)	(7,428)	(7,650)
Company shareholders’ equity	9,734	15,462
Noncontrolling interest in consolidated subsidiaries	43	33
Total shareholders’ equity	9,777	15,495
Total liabilities and shareholders’ equity	$27,737	$36,942
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2016	2015
Cash flows from operating activities:
Net loss	$(5,623)	$(588)
Adjustments to reconcile net loss to cash flows from operating activities:
Impairments and other charges	3,189	1,514
Deferred income tax benefit, continuing operations	(1,516)	(523)
Depreciation, depletion and amortization	742	1,016
Other changes:
Accounts payable	(510)	(557)
Receivables	369	1,540
Inventories	213	(117)
Other	(667)	(290)
Total cash flows provided by (used in) operating activities	(3,803)	1,995
Cash flows from investing activities:
Capital expenditures	(447)	(1,223)
Proceeds from sales of property, plant and equipment	114	83
Other investing activities	(60)	(95)
Total cash flows used in investing activities	(393)	(1,235)
Cash flows from financing activities:
Payments on long-term borrowings	(2,525)	(8)
Dividends to shareholders	(309)	(306)
Other financing activities	102	71
Total cash flows used in financing activities	(2,732)	(243)
Effect of exchange rate changes on cash	(41)	(48)
Increase (decrease) in cash and equivalents	(6,969)	469
Cash and equivalents at beginning of period	10,077	2,291
Cash and equivalents at end of period	$3,108	$2,760
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$344	$191
Income taxes	$280	$330
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2016, the results of our operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and six months ended June 30, 2016 may not be indicative of results for the full year.

Note 2. Acquisitions and Dispositions

Termination of Baker Hughes acquisition
In November 2014, we entered into a merger agreement with Baker Hughes to acquire all outstanding shares of Baker Hughes in a stock and cash transaction. On April 30, 2016, we and Baker Hughes mutually terminated our merger agreement primarily because of the challenges in obtaining remaining regulatory approvals and general industry conditions that severely damaged deal economics.

In April 2015, we had announced our decision to market for sale our Fixed Cutter and Roller Cone Drill Bits, our Directional Drilling, and our Logging-While-Drilling/Measurement-While-Drilling businesses in connection with the anticipated Baker Hughes transaction. Accordingly, beginning in April 2015, the assets and liabilities for these businesses, which are included within our Drilling and Evaluation operating segment, were classified as held for sale and the corresponding depreciation and amortization expense ceased at that time. Since our proposed divestitures no longer met the assets held for sale accounting criteria at March 31, 2016, we reclassified these businesses to assets held and used in the accompanying condensed consolidated balance sheets for both periods presented. We recorded corresponding charges during the first quarter of 2016 totaling $464 million within "Baker Hughes related costs and termination fee" in our condensed consolidated statements of operations, which included $329 million of accumulated unrecognized depreciation and amortization expense for these businesses during the period the associated assets were classified as held for sale, including the first quarter of 2016, along with $135 million of capitalized and other divestiture-related costs incurred during the first quarter. Beginning April 1, 2016, all depreciation and amortization expense associated with these businesses were included in operating costs and expenses on our condensed consolidated statements of operations.

In conjunction with the termination of our merger agreement, we paid Baker Hughes a termination fee of $3.5 billion in May 2016 and recognized this expense during the second quarter. The termination also triggered a mandatory redemption of $2.5 billion of the senior notes we had issued in November 2015 in contemplation of the transaction. We redeemed those notes in May 2016 using cash on hand at a price of 101% of their principal amount, plus accrued and unpaid interest. The notes redeemed included the $1.25 billion of 2.7% senior notes due in 2020 and $1.25 billion of 3.375% senior notes due in 2022. The redemption resulted in $41 million of fees and associated expenses included in interest expense on our condensed consolidated statements of operations for the second quarter of 2016.

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

Market conditions continued to negatively impact our business in the second quarter of 2016. The average rig count continued to decline in the second quarter, in the face of continued depressed commodity prices, which created further widespread pricing pressure and activity reductions for our products and services on a global basis. As a result of these conditions and their corresponding impact on our business outlook, during the three and six months ended June 30, 2016, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization. We assessed the fair value of our long-lived assets based on a discounted cash flow analysis, which required the use of significant unobservable inputs such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, and a discount rate based on our weighted average cost of capital.

Over the last four years, we have been systematically converting our pressure pumping fleet in North America over to the Frac of the Future design. As such, we impaired or wrote off a large portion of our older equipment, primarily during the first quarter of 2016. Additionally, current market conditions required us to take other actions to reduce some of our infrastructure and further reduce our global workforce in an effort to mitigate the impact of the industry downturn and better align our workforce with anticipated activity levels in the near-term. This resulted in a headcount reduction of another 5,000 during the second quarter of 2016, bringing our total reduction for the first half of the year to almost 12,000. Severance costs relating to these terminations were recognized during the three and six months ended June 30, 2016. We also determined that the cost of some of our inventory exceeded its market value, resulting in associated write-downs of its carrying value during the three and six months ended June 30, 2016.

We executed a financing agreement with our primary customer in Venezuela during the second quarter of 2016 in an effort to actively manage outstanding receivables in the country, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange based on available pricing data points for similar assets in an illiquid market, which resulted in a $148 million pre-tax loss on exchange during the second quarter. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

As a result of the events described above, we recorded a total of $423 million in impairments and other charges during the second quarter of 2016 and approximately $3.2 billion in such charges during the first six months of 2016, compared to $306 million during the second quarter of 2015 and approximately $1.5 billion during the first six months of 2015. Total impairments and other charges consisted of fixed asset impairments and write-offs, severance costs, impairments of intangible assets, inventory write-downs, country and facility closures, a loss on exchange for the Venezuela promissory note, and other items.

The following table presents various charges we recorded during the three and six months ended June 30, 2016 and 2015 as a result of the downturn in the energy industry and other matters, all of which were recorded within "Impairments and other charges" on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
Millions of dollars	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Industry downturn:
Severance costs	$126	$78	$261	$212
Fixed asset impairments	92	177	2,537	494
Inventory write-downs	64	39	130	346
Intangible asset impairments	—	8	87	172
Other	9	—	40	152
Other matters:
Venezuela promissory note loss	148	—	148	—
Country closures	—	2	2	77
Other	(16)	2	(16)	61
Total impairments and other charges	$423	$306	$3,189	$1,514

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

The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2016	2015	2016	2015
Revenue:
Completion and Production	$2,114	$3,444	$4,438	$7,690
Drilling and Evaluation	1,721	2,475	3,595	5,279
Total revenue	$3,835	$5,919	$8,033	$12,969
Operating income (loss):
Completion and Production	$(32)	$313	$(2)	$775
Drilling and Evaluation	154	400	395	706
Total operations	122	713	393	1,481
Corporate and other (a)	(3,579)	(153)	(4,163)	(261)
Impairments and other charges (b)	(423)	(306)	(3,189)	(1,514)
Total operating income (loss)	$(3,880)	$254	$(6,959)	$(294)
Interest expense, net of interest income (c)	(196)	(106)	(361)	(212)
Other, net	(31)	(23)	(78)	(247)
Income (loss) from continuing operations before income taxes	$(4,107)	$125	$(7,398)	$(753)
(a) Corporate and other includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives and Baker Hughes-related costs for all periods presented, including the $3.5 billion termination fee recognized during the second quarter of 2016.
(b) Impairments and other charges are as follows:
-For the three months ended June 30, 2016, includes $290 million attributable to Completion and Production, $129 million attributable to Drilling and Evaluation, and $4 million attributable to Corporate and other.
-For the six months ended June 30, 2016, includes $2.0 billion attributable to Completion and Production, $1.1 billion attributable to Drilling and Evaluation, and $8 million attributable to Corporate and other.
-For the three months ended June 30, 2015, includes $211 million attributable to Completion and Production, $89 million attributable to Drilling and Evaluation, and $6 million attributable to Corporate and other.
-For the six months ended June 30, 2015, includes $720 million attributable to Completion and Production, $727 million attributable to Drilling and Evaluation, and $67 million attributable to Corporate and other.
(c) Includes $41 million of debt redemption fees and associated expenses related to the $2.5 billion of debt mandatorily redeemed during the second quarter of 2016, as well as additional interest resulting from the senior notes issued in late 2015, in the three and six months ended June 30, 2016.

Receivables
As of June 30, 2016, 21% of our gross trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2015, 26% of our gross trade receivables were from customers in the United States. Other than the United States, Mexico, and Venezuela, as further discussed below, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. During the first quarter of 2015, we began utilizing the SIMADI exchange rate mechanism to remeasure our net monetary assets denominated in Bolívares, at a market rate of 192 Bolívares per United States dollar as compared to the official exchange rate of 6.3 Bolívares per United States dollar we had previously utilized, resulting in a foreign currency devaluation loss of $199 million. During the first quarter of 2016, the Venezuelan government created a new exchange rate system, replacing the SIMADI with the DICOM, which is intended to be a free floating system. The DICOM had a market rate of 276 Bolívares per United States dollar at March 31, 2016 and 617 Bolívares per United States dollar at June 30, 2016. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares, and the revised system and continued devaluation did not materially affect our financial statements for the three and six months ended June 30, 2016.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. During the second quarter of 2016, we executed a financing agreement with our primary customer in Venezuela in an effort to actively manage these customer receivables, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. For additional information about the promissory note exchange and Venezuela currency system, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

Subsequent to the promissory note exchange, our total outstanding net trade receivables in Venezuela were $581 million as of June 30, 2016, compared to $704 million as of December 31, 2015, which represents 13% and 14% of total company trade receivables for the respective periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $581 million of receivables in Venezuela as of June 30, 2016, $134 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $704 million of receivables in Venezuela as of December 31, 2015, $175 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. As a result of current conditions in Venezuela and the continued delays in collecting payments on our receivables in the country, we began curtailing activity in Venezuela during the first quarter of 2016.

Note 5. Income Taxes

During the three months ended June 30, 2016, we recorded a total income tax benefit of $902 million on pre-tax losses of $4.1 billion, resulting in an effective tax rate of 22.0%. The primary items impacting our effective tax rate during this period were as follows:
- $390 million of deferred tax expenses on approximately $3.3 billion of cumulative undistributed foreign earnings. As a result of the payment of the Baker Hughes termination fee and the general market conditions, we reviewed the financial requirements of our U.S. companies and our foreign subsidiaries during the second quarter of 2016, together with the overall capital structure of the global organization. As a result of this review, we concluded that we no longer intend to permanently reinvest a portion of our cumulative undistributed foreign earnings outside of the United States and recorded corresponding U.S. federal income tax expenses during the second quarter;
- $96 million of tax expenses associated with our inability to utilize certain domestic manufacturing deductions as a result of the carryback of net operating losses to prior tax periods;
- tax effects of the $423 million of impairments and other charges recorded during the second quarter of 2016, some of which are taxed at lower income tax rates in certain foreign jurisdictions; and
- second quarter taxable losses recognized in our United States operations in which we recorded tax benefits at the U.S. statutory rate, offset by second quarter taxable income in our foreign operations in which the corresponding tax expenses are applied at lower income tax rates in certain foreign jurisdictions.

Note 6. Inventories

Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $110 million as of June 30, 2016 and $138 million as of December 31, 2015. If the average cost method had been used, total inventories would have been $18 million higher than reported as of both June 30, 2016 and December 31, 2015. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2016	December 31, 2015
Finished products and parts	$1,662	$1,992
Raw materials and supplies	885	879
Work in process	103	122
Total	$2,650	$2,993

As a result of the continued downturn in the oil and gas industry and its corresponding impact on our business outlook, we recorded inventory write-downs as the cost of some of our inventory exceeded its market value. See Note 3 for further information about impairments and other charges.

Finished products and parts are reported net of obsolescence reserves of $247 million as of June 30, 2016 and $251 million as of December 31, 2015.

Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2015	$15,495	$15,462	$33
Payments of dividends to shareholders	(309)	(309)	—
Stock plans	244	244	—
Other	(32)	(45)	13
Comprehensive loss	(5,621)	(5,618)	(3)
Balance at June 30, 2016	$9,777	$9,734	$43

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Payments of dividends to shareholders	(306)	(306)	—
Stock plans	254	254	—
Other	(44)	(42)	(2)
Comprehensive income (loss)	(487)	(488)	1
Balance at June 30, 2015	$15,715	$15,685	$30

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2016. From the inception of this program in February 2006 through June 30, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the six months ended June 30, 2016.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2016	December 31, 2015
Defined benefit and other postretirement liability adjustments	$(220)	$(221)
Cumulative translation adjustments	(79)	(78)
Other	(62)	(64)
Total accumulated other comprehensive loss	$(361)	$(363)

Note 8. Commitments and Contingencies

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

In September 2014, prior to the Phase One Ruling, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement). Pursuant to our MDL Settlement, we agreed to pay an aggregate of $1.1 billion, which includes legal fees and costs, into a settlement fund in three installments over two years, except that one installment of legal fees will not be paid until all of the conditions to the settlement have been satisfied or waived. Certain conditions must be satisfied before our MDL Settlement becomes effective and the funds are released from the settlement fund. These conditions include, among others, the issuance of a final order of the MDL court, including the resolution of certain appeals. In addition, we have the right to terminate our MDL Settlement if more than an agreed number of plaintiffs elect to opt out of the settlement prior to the expiration of the opt out deadline to be established by the MDL court. Before approving our MDL Settlement, the MDL court must certify the settlement class, the numerous class members must be notified of the proposed settlement, and the court must hold a fairness hearing. The Court has issued a preliminary approval, with the hearing for the final approval set for November 2016. We are unable to predict when the MDL court will approve our MDL Settlement.

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

Loss contingency. During the second quarter of 2016, we made a legal fees payment of $33 million in accordance with our MDL Settlement. Accordingly, as of June 30, 2016, our remaining loss contingency liability related to the Macondo well incident was $439 million, consisting of a current portion of $367 million related to our MDL Settlement and a non-current portion of $72 million unrelated to that settlement. Our loss contingency liability has not been reduced for potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance.

Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.

Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through June 30, 2016, we have incurred approximately $1.5 billion of expenses related to the MDL Settlement, legal fees, and other settlement-related costs, of which $409 million has been reimbursed or is expected to be reimbursed under our insurance program. Some of the insurance carriers that issued policies covering the final layer of insurance coverage relating to the Macondo well incident notified us that they would not reimburse us with respect to our MDL Settlement; however, we have settled with several of them and those settlement recoveries are included in the $409 million discussed above. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $100 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the condensed consolidated financial statements as of June 30, 2016.

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

In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. On July 27, 2015, the district court denied certification for the plaintiff class with respect to five of the six dates upon which the plaintiffs claimed that disclosures correcting previously misleading statements had been made that resulted in an impact to the stock price. However, the district court certified the class with respect to a disclosure made on December 7, 2001 regarding an adverse jury verdict in an asbestos case that plaintiffs alleged was corrective. The ruling was based on the district court's conclusion that the court was required to assume at class certification that a disclosure was actually corrective. We do not agree with that conclusion and have filed a petition with the Fifth Circuit seeking to appeal the ruling. The Fifth Circuit accepted our petition. The matter has now been fully briefed and is before the Fifth Circuit for review. The Fifth Circuit has set the matter for oral argument on August 31, 2016. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $51 million as of June 30, 2016 and $50 million as of December 31, 2015. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2016, those eight sites accounted for approximately $4 million of our $51 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2016	2015	2016	2015
Basic weighted average common shares outstanding	860	852	859	851
Dilutive effect of awards granted under our stock incentive plans	—	2	—	—
Diluted weighted average common shares outstanding	860	854	859	851

Antidilutive shares:
Options with exercise price greater than the average market price	11	5	14	7
Options which ordinarily would be considered dilutive if not for being in net loss position	2	—	1	2
Total antidilutive shares	13	5	15	9

Note 10. Fair Value of Financial Instruments

At June 30, 2016, we held $101 million of investments in fixed income securities with maturities ranging from less than one year to May 2019, of which $63 million are classified as “Other current assets” and $38 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2015, we held $96 million of investments in fixed income securities, of which $63 million are classified as “Other current assets” and $33 million are classified as “Other assets” on our condensed consolidated balance sheets. These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and recorded at fair value, and are based on quoted prices for identical assets in less active markets (Level 2).

During the second quarter of 2016, we executed a financing agreement with our primary customer in Venezuela, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange, resulting in a $148 million pre-tax loss on exchange. As of June 30, 2016, the fair value of this promissory note was $52 million, which is based on pricing data points for similar assets in an illiquid market (Level 3) and is classified as “Other assets” on our condensed consolidated balance sheets. We intend on holding this note to maturity, in which case the value would be accreted back to its par value, into earnings, using an effective interest method as it matures.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion in order to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets and was immaterial as of June 30, 2016 and December 31, 2015. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2).

We have no financial instruments measured at fair value based on quoted prices in active markets (Level 1). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt, including current maturities, is as follows:

	June 30, 2016				December 31, 2015
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$1,402	$13,074	$14,476	$12,921	$1,009	$14,947	$15,956	$15,346

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

Note 11. New Accounting Pronouncements

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have significant manufacturing operations in various locations, including the United States, Canada, China, Malaysia, Singapore and the United Kingdom. With over 50,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.

Termination of Baker Hughes acquisition
In November 2014, we entered into a merger agreement with Baker Hughes to acquire all outstanding shares of Baker Hughes in a stock and cash transaction. On April 30, 2016, primarily because of the challenges in obtaining remaining regulatory approvals and general industry conditions that severely damaged deal economics, we and Baker Hughes mutually terminated our merger agreement. As a result, we paid Baker Hughes a termination fee of $3.5 billion in May 2016 and recognized the tax-deductible expense in the second quarter of 2016. In addition, we mandatorily redeemed $2.5 billion of senior notes during the second quarter of 2016. See Note 2 to the condensed consolidated financial statements and further information.

Financial results
Market conditions continued to negatively impact our business during the second quarter of 2016 marked by lower activity levels and continued pricing pressure around the globe. The North America market continues to face activity and pricing challenges, with the United States land rig count at June 30, 2016 having declined almost 80% from the peak in November 2014, which resulted in our recognition of second quarter operating losses in the region. However, crude prices have increased significantly since the low point in February 2016 and the North American rig count has shown improvement since a low point in May 2016, signaling that we may have hit the bottom of the industry downturn and can begin to look ahead for a potential market recovery. The North American rig count is expected to improve modestly in the second half of the year.

We generated $3.8 billion of revenue during the second quarter of 2016, a 35% decrease from the $5.9 billion of revenue generated in the second quarter of 2015. This decrease resulted from activity and pricing reductions in all of our product services lines, most notably stimulation activity in the United States land market.     We reported an operating loss of $3.9 billion in the second quarter of 2016, driven by the $3.5 billion Baker Hughes termination fee, $423 million of company-wide impairments and other charges, and $124 million of operating losses recognized in North America as profitability deteriorated in the face of market challenges. This compares to operating income of $254 million in the second quarter of 2015, which also included $306 million of company-wide impairments and other charges. Additionally, we recorded $7.0 billion of operating losses during the first half of 2016 as compared to $294 million of operating losses during the first half of 2015. These results were negatively impacted by $3.2 billion and $1.5 billion of impairments and other charges recorded in the first half of 2016 and 2015, respectively. The first half of 2016 was also impacted by Baker Hughes-related costs, which were $4.1 billion, including the merger termination fee and charges resulting from our reversal of assets held for sale accounting, compared to $122 million of Baker Hughes-related costs during the first half of 2015.

During the second quarter, we continued to take actions to reduce our global workforce in an effort to address current market conditions and better align our workforce with anticipated activity levels in the near-term. Personnel expense is one of the largest cost categories for us and, therefore, we continued to execute cost containment measures as they related to employees and their work location. We reduced our global headcount by an additional 5,000 during the second quarter of 2016, bringing our total reduction for the first half of 2016 to almost 12,000. We have reduced our global workforce by approximately 40% since the beginning of 2015 to help mitigate the downturn in the industry. See Note 3 to the condensed consolidated financial statements for further information about our impairments and other charges.

Business outlook
The past several quarters have continued to be extremely challenging for us, as the impact of reduced commodity prices created widespread pricing pressure and activity reductions on a global basis. We have taken actions since late 2014 to help mitigate the effect on our business from the downturn in the energy market, and we will continue to evaluate our cost structure and make further adjustments as required. However, with commodity price improvements from first quarter lows and the recent uptick in North America rig count, there are signs of a potential market recovery which we are well positioned to benefit from given our delivery platform and cost containment strategies.

               In North America, we continued to experience substantial pricing pressure, which has deteriorated our margins, across all of our product service lines. Revenue in North America declined 43% in the second quarter of 2016 as compared to the second quarter of 2015, outperforming a 53% decline in the average North America rig count year over year. While we anticipate the remainder of 2016 to continue to be challenging, the recent uptick in commodity pricing and North America rig count is producing signs of optimism in the industry for a potential market recovery. During this down cycle, we have made structural changes to our delivery platform, eliminating management layers and consolidating roles and locations. As a result of these savings, we believe North America margins can begin to recover in the third quarter and anticipate our North America revenue will continue to outperform the rig count for the remainder of the year.

The international markets have been more resilient than North America, with modest headwinds around pricing and activity in the Eastern Hemisphere. We have continued to work with customers during this downturn to improve project economics through technology and improved operating efficiency, but expect margins to continue to be negatively impacted by lower activity levels and pricing pressure for the remainder of 2016. In Latin America, rig activity in both Brazil and Mexico is at 20-year lows, while Venezuela continues to experience significant political and economic turmoil. Although we may see some end-of-year sales, Latin America is expected to remain our most challenged region throughout the international down cycle, and we do not expect to see a fundamental improvement for the remainder of 2016. We also anticipate Eastern Hemisphere activity to decline over the remainder of the year, but expect margins to remain relatively flat in the third quarter due to the structural cost controls we have been taking.

We have adjusted to market conditions and reduced our capital expenditures to $447 million in first half of 2016, a reduction of over 60% from the first half of 2015. As a result of the actions we have taken over the past 18 months, we believe we are well positioned for the potential market recovery and will scale up our delivery platform by addressing our product service lines one step at a time through a combination of organic growth, investment, and selective acquisitions. We are continuing to execute the following strategies in 2016:
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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In conjunction with the termination of the Baker Hughes transaction, we paid a $3.5 billion termination fee and mandatorily redeemed $2.5 billion of debt that we issued in late 2015, closing the second quarter of 2016 at $3.1 billion of cash and equivalents. We also have $3.0 billion available under our revolving credit facility which, with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions and termination of the merger agreement with Baker Hughes, see “Liquidity and Capital Resources,” “Business Environment and Results of Operations,” and Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $3.1 billion of cash and equivalents, compared to $10.1 billion at December 31, 2015. Additionally, at June 30, 2016, we held $101 million of investments in fixed income securities held by our foreign subsidiaries compared to $96 million at December 31, 2015. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $1.8 billion of our total cash position as of June 30, 2016 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States to fund our U.S. operations or for general corporate purposes, with a portion subject to certain country-specific restrictions. See Note 5 for further discussion on U.S. federal income taxes we recorded during the second quarter of 2016 on approximately $3.3 billion of cumulative undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

Significant sources and uses of cash
- Operating cash flows was a negative $3.8 billion during the first six months of 2016, mainly driven by the $3.5 billion termination fee paid to Baker Hughes during the period.
- We redeemed $2.5 billion of the senior notes issued in late 2015 at a price of 101% plus accrued and unpaid interest. See Note 2 to the condensed consolidated financial statements for further information.
- Capital expenditures were $447 million in the first six months of 2016, a reduction of over 60% from the first six months of 2015 as we continue to adapt to market conditions. These capital expenditures were predominantly made in our Production Enhancement, Sperry Drilling, Cementing, Baroid, and Wireline and Perforating product service lines.
- During the first six months of 2016, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $72 million, primarily due to decreased business activity driven by current market conditions.
- We paid $309 million in dividends to our shareholders during the first six months of 2016.

Future sources and uses of cash
We manufacture our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2016 is currently expected to be approximately $850 million, a reduction of over 60% from the $2.2 billion of capital expenditures in 2015, which demonstrates our commitment to live within our cash flows during this challenging period for the industry. The capital expenditures plan for the remainder of the year is primarily directed toward our Production Enhancement, Sperry Drilling, Production Solutions, Wireline and Perforating and Cementing product service lines.

During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. In the second quarter of 2016, we made a $33 million payment in accordance with our MDL Settlement. Our total Macondo-related loss contingency liability as of June 30, 2016 was $439 million, of which $367 million is expected to be paid in 2016. See Note 8 to the condensed consolidated financial statements for further information.

Currently, our dividend rate is $0.18 per common share, or approximately $155 million per quarter. Subject to the approval of our Board of Directors, our intention is to continue paying dividends at our current rate. We also have $600 million senior notes that mature in August 2016, which we intend to fully repay with cash on hand. Additionally, we expect a $400 million United States tax refund in the second half of 2016.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2016 and may be used for open market and other share purchases. There were no repurchases made under the program during the six months ended June 30, 2016.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2016, we had $3.1 billion of cash and equivalents, $101 million in fixed income investments, and a total of $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2016, including capital expenditures, scheduled debt maturities, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. During the second quarter of 2016, in conjunction with the termination of our merger agreement with Baker Hughes and as a result of general market conditions, Standard & Poor’s (S&P) changed our long-term credit rating from A to A-, while placing it on CreditWatch with negative implications, and changed our short-term credit rating from A-1 to A-2. On July 29, 2016, S&P resolved the CreditWatch status by changing our long-term credit rating to BBB+ with stable outlook. Additionally, during the second quarter of 2016, Moody’s Investors Service (Moody's) changed our long-term credit rating from A2 to Baa1, while placing it on negative outlook, and changed our short-term credit rating from P-1 to P-2.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2016, based upon the location of the services provided and products sold, 39% of our consolidated revenue was from the United States, compared to 46% of consolidated revenue from the United States in the first six months of 2015. This decline reflects the impact our North America operations are experiencing from the downturn in the energy market. No other country accounted for more than 10% of our revenue during these periods.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2016	2015	2015
Oil price - WTI (1)	$45.41	$57.85	$48.69
Oil price - Brent (1)	45.52	61.69	52.36
Natural gas price - Henry Hub (2)	2.14	2.75	2.63

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2016	2015	2016	2015
United States:
Land	398	876	458	1,115
Offshore (incl. Gulf of Mexico)	24	31	25	40
Total	422	907	483	1,155
Canada:
Land	47	95	106	203
Offshore	1	3	2	3
Total	48	98	108	206
International (excluding Canada):
Land	719	882	754	912
Offshore	224	287	225	303
Total	943	1,169	979	1,215
Worldwide total	1,413	2,174	1,570	2,576
Land total	1,164	1,853	1,318	2,230
Offshore total	249	321	252	346

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2016	2015	2016	2015
United States (incl. Gulf of Mexico):
Oil	335	683	386	897
Natural gas	87	224	97	258
Total	422	907	483	1,155
Canada:
Oil	17	37	48	92
Natural gas	31	61	60	114
Total	48	98	108	206
International (excluding Canada):
Oil	720	918	745	960
Natural gas	223	251	234	255
Total	943	1,169	979	1,215
Worldwide total	1,413	2,174	1,570	2,576
Oil total	1,072	1,638	1,179	1,949
Natural gas total	341	536	391	627

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2016	2015	2016	2015
United States (incl. Gulf of Mexico):
Horizontal	326	701	378	878
Vertical	51	92	56	111
Directional	45	114	49	166
Total	422	907	483	1,155

WTI oil spot prices declined significantly towards the second half of 2014 from a high of $108 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $61 per barrel in June 2015 to a low of $35 per barrel in December 2015. WTI oil spot prices declined further into February 2016 to a low of $26 per barrel, a level which has not been experienced since 2002. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $66 per barrel in May 2015 to a low of $35 per barrel in December 2015, and declined further to $26 per barrel in January 2016. Commodity prices have increased from the low point experienced in early 2016 to highs of $51 per barrel and $50 per barrel for WTI and Brent crude oil spot prices, respectively, in June 2016, although prices have come down since then. We believe this price improvement could signal the beginning of a turning point in the market. Although crude oil prices continue to be lower than their 2014 and 2015 highs, growing domestic and global consumption has contributed to rising prices.

Brent and WTI crude oil spot prices each had a monthly average in June 2016 of $48 per barrel. In June 2016, significant outages of global oil supply contributed to rising oil prices, which increased $10 per barrel, or 26%, from the monthly average in March 2016. However, prices are expected to remain relatively unchanged for the remainder of 2016 as significant economic and geopolitical events are expected to affect market participants' expectations and demand growth. Crude oil production in the United States averaged an estimated 8.6 million barrels per day in June 2016 and is projected to remain at those levels for the remainder of 2016.

In the United States Energy Information Administration (EIA) July 2016 "Short Term Energy Outlook," the EIA projects that Brent and WTI prices will average $44 per barrel in 2016. The EIA also notes that price projections are highly uncertain due to the current values of futures and options contracts. Although there are no signs that point to an immediate rebalance of the market, the International Energy Agency's (IEA) July 2016 "Oil Market Report" forecasts the 2016 global demand to average approximately 96.1 million barrels per day, which is up 1% from 2015, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

For the second quarter of 2016, the average Henry Hub natural gas price in the United States decreased approximately 22% from the second quarter of 2015. The Henry Hub natural gas spot price averaged $2.59 per MMBtu in June 2016, an increase of $0.86 per MMBtu, or 50%, from March 2016. Production decline and increased demand for natural gas to fuel electricity generation contributed to higher natural gas prices. The EIA July 2016 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.36 per MMBtu in 2016. Over the long term, the EIA expects natural gas consumption to increase primarily in the electric power sector and to a lesser extent in the industrial sector as new fertilizer and chemical projects become available.

North America operations
During the second quarter of 2016, North America oil directed rig count declined 368 rigs, or 51%, from the second quarter of 2015, while the natural gas-directed rig count in North America decreased 167 rigs, or 59%, during the same period. In the United States land market during the second quarter of 2016, there was a decline of 55% in the average rig count compared to the second quarter of 2015.

The United States land rig count has dropped 78% since its peak in November 2014. Price erosion for our services continued during the second quarter of 2016, specifically in North America, and we believe pricing pressure will continue until activity stabilizes. The rig count has shown improvement since its low point in May 2016 and is expected to improve modestly during the second half of the year. As a result of the structural changes to our delivery platform we made during this down cycle, we believe North America margins can begin to recover in the second half of the year and anticipate our North America revenue will continue to outperform the rig count for the remainder of the year. In the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will create higher demand in fluid chemistry and other technologies required for these complex reservoirs, which will have positive implications for our operations when the energy market ultimately recovers.

In the Gulf of Mexico, the average offshore rig count for the second quarter of 2016 was down 23% compared to the second quarter of 2015. Activity in the Gulf of Mexico is dependent on, among the factors described above and other things, governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the second quarter of 2016 decreased by 19% compared to the second quarter of 2015. Declining crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. Although the international markets have continued to be more resilient than North America, they are not immune to the impacts of the lower commodity price environment. In Latin America, rig activity in both Brazil and Mexico is at 20-year lows, while Venezuela continues to experience significant political and economic turmoil. Latin America is expected to remain our most challenged region throughout the international down cycle, and we do not expect to see a fundamental improvement for the remainder of 2016.

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

In February 2016, the Venezuelan government revised the three-tier exchange rate system to a new dual-rate system designed to streamline access to dollars for production and essential imports as well as combat inflation. The dual-rate exchange mechanisms are as follows: (i) the DIPRO, which replaced and devalued the official rate from 6.3 to 10.0 Bolívares per United States dollar, and represents a protected rate made available for vital imports such as food, medicine, and raw materials for production; and (ii) the DICOM, which replaces the SIMADI and which is intended to be a free floating system that will fluctuate according to market supply and demand. The DICOM had a market rate of 276 Bolívares per United States dollar at March 31, 2016 and 617 Bolívares per United States dollar at June 30, 2016. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares, and the revised system and continued devaluation did not materially affect our financial statements for the three and six months ended June 30, 2016.

As of June 30, 2016, our total net investment in Venezuela was approximately $755 million, with only $25 million of net monetary assets denominated in Bolívares, and we had an additional $27 million of surety bond guarantees outstanding relating to our Venezuelan operations at June 30, 2016.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. During the second quarter of 2016, we executed a financing agreement with our primary customer in Venezuela in an effort to actively manage these customer receivables, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange, which resulted in a $148 million pre-tax loss on exchange recorded within "Impairments and other charges" on our condensed consolidated statements for the three and six months ended June 30, 2016. This instrument provides a more defined schedule around the timing of payments, while generating a return while we await payment. Our current intent is to hold this note to maturity and we expect to collect 100% of the principal, in which case the value would be accreted back to its par value, into earnings, using an effective interest method as it matures.

Subsequent to the promissory note exchange, our total outstanding net trade receivables in Venezuela were $581 million as of June 30, 2016, compared to $704 million as of December 31, 2015, which represents 13% and 14% of total company trade receivables for the respective periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $581 million receivables in Venezuela as of June 30, 2016, $134 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. As a result of current conditions in Venezuela and the continued delays in collecting payments on our receivables in the country, we began curtailing activity in Venezuela during the first quarter of 2016.

For additional information, see Part I, Item 1(a), “Risk Factors” in our 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2016 COMPARED TO 2015

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$2,114	$3,444	$(1,330)	(39)%
Drilling and Evaluation	1,721	2,475	(754)	(30)
Total revenue	$3,835	$5,919	$(2,084)	(35)%

By geographic region:
North America	$1,516	$2,671	$(1,155)	(43)%
Latin America	476	767	(291)	(38)
Europe/Africa/CIS	795	1,095	(300)	(27)
Middle East/Asia	1,048	1,386	(338)	(24)
Total revenue	$3,835	$5,919	$(2,084)	(35)%

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$(32)	$313	$(345)	(110)%
Drilling and Evaluation	154	400	(246)	(62)
Total	122	713	(591)	(83)
Corporate and other	(3,579)	(153)	(3,426)	(2,239)
Impairments and other charges	(423)	(306)	(117)	(38)
Total operating income (loss)	$(3,880)	$254	$(4,134)	(1,628)%

By geographic region:
North America	$(124)	$130	$(254)	(195)%
Latin America	22	112	(90)	(80)
Europe/Africa/CIS	64	164	(100)	(61)
Middle East/Asia	160	307	(147)	(48)
Total	$122	$713	$(591)	(83)%

Consolidated revenue was $3.8 billion in the second quarter of 2016, a decrease of $2.1 billion, or 35%, as compared to the second quarter of 2015, associated with widespread pricing pressure and activity reductions on a global basis, primarily attributable to pressure pumping in North America. Revenue outside of North America was 60% of consolidated revenue in the second quarter of 2016, compared to 55% of consolidated revenue in the second quarter of 2015, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.

Consolidated operating loss was $3.9 billion during the second quarter of 2016 compared to operating income of $254 million in the second quarter of 2015. In conjunction with the termination of Baker Hughes merger agreement, we paid a $3.5 billion termination fee in the second quarter of 2016. Our operating results were also negatively impacted by $423 million and $306 million of impairments and other charges recorded in the three months ended June 30, 2016 and 2015, respectively. Also contributing to our operating results were significant declines in pressure pumping activity and pricing declines in North America as a result of the global downturn in the energy market. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and financial statement impact of terminating our merger agreement and Note 3 to the condensed consolidated financial statements for further information about impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production (C&P) revenue in the second quarter of 2016 was $2.1 billion, a decrease of $1.3 billion, or 39%, from the second quarter of 2015, due to a decline in activity and pricing in all of our product services lines, particularly North America pressure pumping services which drove the majority of the C&P revenue decline. International revenue also declined as a result of reduced pressure pumping services.

C&P operating loss in the second quarter of 2016 was $32 million, a decrease of $345 million, or 110%, compared to the second quarter of 2015, with decreased profitability across all regions as a result of global activity and pricing reductions, primarily in North America stimulation activity.

Drilling and Evaluation
Drilling and Evaluation (D&E) revenue in the second quarter of 2016 was $1.7 billion, a decrease of $754 million, or 30%, from the second quarter of 2015. Reductions were seen across a majority of product service lines due to the historically low rig count, lower pricing and customer budget constraints worldwide. Logging, drilling and fluid activity drove the declines.

D&E operating income in the second quarter of 2016 was $154 million, a decrease of $246 million, or 62%, compared to the second quarter of 2015, driven by a decline in activity and pricing across all regions, particularly drilling activity in the United States and Brazil, which was partially offset by fluid services in the Middle East. Second quarter of 2016 results were also impacted by depreciation expense from assets previously classified as held for sale.

GEOGRAPHIC REGIONS

North America
North America revenue in the second quarter of 2016 was $1.5 billion, a 43% decline compared to the second quarter of 2015, relative to a 53% decline in average North America rig count. We had an operating loss of $124 million, a substantial reduction from the $130 million of operating income reported in the second quarter of 2015. These declines were driven by reduced activity and pricing pressure throughout the United States land market.

Latin America
Latin America revenue in the second quarter of 2016 was $476 million, a 38% reduction compared to the second quarter of 2015, with operating income of $22 million, an 80% decline from the second quarter of 2015, primarily as a result of reduced activity in Mexico, Brazil and Colombia, as well as our decision to curtail activity in Venezuela. From a product service line perspective, Cementing, Sperry Drilling and Baroid experienced the largest declines in both revenue and operating income.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2016 was $795 million, a decline of 27% compared to the second quarter of 2015, with operating income of $64 million, a 61% decrease compared to the second quarter of 2015. The decreases during the quarter were driven by a sharp reduction of activity in the North Sea, Angola, Nigeria and Congo, along with lower drilling activity, pressure pumping services and completion tools sales throughout the region.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2016 was $1.0 billion, a reduction of 24% compared to the second quarter of 2015, with operating income of $160 million, a 48% decrease from the second quarter of 2015. This was the result of reduced activity for pressure pumping services in Saudi Arabia, a decline in consulting services in India, and a decline in drilling activity in Malaysia and Indonesia, along with pricing concessions across the region.

OTHER OPERATING ITEMS

Corporate and other expenses increased to $3.6 billion in the second quarter of 2016, compared to $153 million of expenses in the second quarter of 2015, primarily due to the $3.5 billion termination fee paid to Baker Hughes. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and the financial statement impact of terminating our merger agreement. Partially offsetting these costs were savings from the cost containment measures we undertook to align ourselves with the current market.

Impairments and other charges. We recorded a total of approximately $423 million in company-wide charges during the second quarter of 2016, primarily related to severance costs and asset impairments and write-offs, as we continue to right-size our cost structure. Also included in this amount is a $148 million loss on exchange for a promissory note in Venezuela. This compares to $306 million of charges recorded in the second quarter of 2015 related to severance costs, fixed asset impairments and inventory write-downs. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS

Interest expense, net increased $90 million in the second quarter of 2016, compared to the second quarter of 2015, primarily due to additional interest resulting from the senior notes issued in November 2015 and $41 million of redemption fees and associated costs related to the $2.5 billion debt mandatorily redeemed during the second quarter of 2016, which was recorded through interest expense.

Effective tax rate. During the quarter ended June 30, 2016, we recorded a total income tax benefit of $902 million on pre-tax losses of $4.1 billion, resulting in an effective tax rate of 22.0%. See Note 5 to the condensed consolidated financial statements for significant drivers of this effective tax rate.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$4,438	$7,690	$(3,252)	(42)%
Drilling and Evaluation	3,595	5,279	(1,684)	(32)
Total revenue	$8,033	$12,969	$(4,936)	(38)%

By geographic region:
North America	$3,310	$6,213	$(2,903)	(47)%
Latin America	1,017	1,716	(699)	(41)
Europe/Africa/CIS	1,573	2,192	(619)	(28)
Middle East/Asia	2,133	2,848	(715)	(25)
Total revenue	$8,033	$12,969	$(4,936)	(38)%

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$(2)	$775	$(777)	(100)%
Drilling and Evaluation	395	706	(311)	(44)
Total	393	1,481	(1,088)	(73)
Corporate and other	(4,163)	(261)	(3,902)	(1,495)
Impairments and other charges	(3,189)	(1,514)	(1,675)	(111)
Total operating loss	$(6,959)	$(294)	$(6,665)	(2,267)%

By geographic region:
North America	$(163)	$409	$(572)	(140)%
Latin America	70	234	(164)	(70)
Europe/Africa/CIS	121	250	(129)	(52)
Middle East/Asia	365	588	(223)	(38)
Total	$393	$1,481	$(1,088)	(73)%

Consolidated revenue was $8.0 billion in the first six months of 2016, a decrease of $4.9 billion, or 38%, as compared to the first six months of 2015, associated with pricing declines and activity reductions on a global basis, primarily attributable to pressure pumping in North America. Revenue outside of North America was 59% of consolidated revenue in the first six months of 2016, compared to 52% of consolidated revenue in the first six months of 2015, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.

Consolidated operating loss was $7.0 billion in the first six months of 2016 compared to an operating loss of $294 million during the first six months of 2015. The results were negatively impacted by $3.2 billion and $1.5 billion of impairments and other charges recorded in the six months ended June 30, 2016 and 2015, respectively. Additionally, we incurred $4.1 billion of Baker Hughes-related costs during the first six months of 2016, primarily due to the $3.5 billion termination fee and $464 million of charges resulting from our reversal of assets held for sale accounting, compared to $122 million of Baker Hughes-related costs during the first six months of 2015. Also contributing to these operating results were significant declines in pressure pumping activity and pricing declines in North America as a result of the global downturn in the energy market. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and financial statement impact of terminating our merger agreement and Note 3 to the condensed consolidated financial statements for further information about impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production (C&P) revenue in the first six months of 2016 was $4.4 billion, a decrease of $3.3 billion, or 42%, from the first six months of 2015, due to a decline in activity and pricing in most of our product services lines, particularly North America pressure pumping services which drove the majority of the C&P revenue decline. International revenue declined as a result of reductions in pressure pumping activity and completion tools sales in all regions.

C&P operating loss in the first six months of 2016 was $2 million, compared to $775 million of operating income in the first six months of 2015, with decreased profitability across all regions as a result of global activity and pricing reductions, primarily in North America pressure pumping services.

Drilling and Evaluation
Drilling and Evaluation (D&E) revenue in the first six months of 2016 was $3.6 billion, a decrease of $1.7 billion, or 32%, from the first six months of 2015. Reductions were seen across all product service lines due to the low rig count, lower pricing and customer budget constraints worldwide.

D&E operating income in the first six months of 2016 was $395 million, a decrease of $311 million, or 44%, compared to the first six months of 2015, driven by a decline in activity and pricing across all regions, particularly drilling and offshore activity in North America, as well as reduced drilling services and consulting and project management activity in Latin America, decreased drilling activity in the Europe/Africa/CIS region, and lower drilling and logging activity in the Middle East/Asia region.

GEOGRAPHIC REGIONS

North America
North America revenue in the first six months of 2016 was $3.3 billion, a 47% decline compared to the first six months of 2015, relative to a 57% decline in average North America rig count. We had an operating loss of $163 million, a substantial reduction from the $409 million of operating income reported in the first six months of 2015. These declines were driven by reduced activity and pricing pressure throughout the United States land market, specifically relating to pressure pumping services.

Latin America
Latin America revenue in the first six months of 2016 was $1.0 billion, a 41% reduction compared to the first six months of 2015, with operating income of $70 million, a 70% decline from the first six months of 2015. These reductions were primarily related to currency weakness and our decision to curtail activity in Venezuela, reduced activity across all product service lines in Mexico, and lower drilling activity in Brazil and Colombia.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2016 was $1.6 billion, which declined by 28% compared to the first six months of 2015, with operating income of $121 million, a 52% decrease compared to the first six months of 2015. These decreases were driven by a sharp reduction of activity in the North Sea, Angola, Nigeria and Congo, along with lower drilling activity, pressure pumping services and completion tools sales throughout the region.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2016 was $2.1 billion, a reduction of 25% compared to the first six months of 2015, with operating income of $365 million, a 38% decrease from the first six months of 2015. This was the result of reduced activity for pressure pumping services in Saudi Arabia and Australia, and a decline in drilling and logging activity in India, Indonesia, and Malaysia, along with pricing concessions across the region.

OTHER OPERATING ITEMS

Corporate and other expenses were $4.2 billion in the first six months of 2016 compared to $261 million in the first six months of 2015, primarily due to Baker Hughes-related costs during the first six months of 2016, driven by the $3.5 billion termination fee and $464 million of charges resulting from our reversal of assets held for sale accounting. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and the financial statement impact of terminating our merger agreement.

Impairments and other charges. Primarily as a result of the downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $3.2 billion in company-wide charges during the first half of 2016, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, a loss on exchange for a promissory note in Venezuela, and other charges. This compares to $1.5 billion of impairments and other charges recorded in the first half of 2015 related to asset impairments and severance costs. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS

Interest expense, net increased $149 million in the first six months of 2016, as compared to the first six months of 2015, primarily due to additional interest resulting from the senior notes issued in November 2015 and $41 million of redemption fees and associated costs related to the $2.5 billion debt mandatorily redeemed during the the second quarter of 2016, which was recorded through interest expense.

Other, net was a $78 million loss in the first six months of 2016, as compared to a $247 million loss in the first six months of 2015, primarily due to a $199 million foreign exchange loss we incurred in Venezuela in the first quarter of 2015 as a result of utilizing the new currency exchange mechanism to remeasure net monetary assets in the country. See "Business Environment and Results of Operations" for further information.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 8 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	45,780	$35.74	—	$5,700,004,373
May 1 - 31	558,050	$39.57	—	$5,700,004,373
June 1 - 30	265,009	$41.95	—	$5,700,004,373
Total	868,839	$40.10	—

(a)
All of the 868,839 shares purchased during the three-month period ended June 30, 2016 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2016. From the inception of this program in February 2006 through June 30, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*†	10.1	Executive Agreement (Eric Carre).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Charles E. Geer, Jr.
Mark A. McCollum	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: August 1, 2016