Form 10-Q
period 2016-09-30
HALLIBURTON CO
filed 2016-10-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 864,452,215 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2016	2015	2016	2015
Revenue:
Services	$2,695	$3,999	$8,320	$13,460
Product sales	1,138	1,583	3,546	5,091
Total revenue	3,833	5,582	11,866	18,551
Operating costs and expenses:
Cost of services	2,743	3,818	8,476	12,612
Cost of sales	919	1,221	2,843	3,945
Baker Hughes related costs and termination fee	—	82	4,057	203
Impairments and other charges	—	381	3,189	1,895
General and administrative	43	37	132	147
Total operating costs and expenses	3,705	5,539	18,697	18,802
Operating income (loss)	128	43	(6,831)	(251)
Interest expense, net of interest income of $18, $3, $38 and $10	(141)	(99)	(502)	(311)
Other, net	(39)	(34)	(117)	(281)
Loss from continuing operations before income taxes	(52)	(90)	(7,450)	(843)
Income tax benefit	59	37	1,836	207
Income (loss) from continuing operations	7	(53)	(5,614)	(636)
Loss from discontinued operations, net	—	—	(2)	(5)
Net income (loss)	$7	$(53)	$(5,616)	$(641)
Net (income) loss attributable to noncontrolling interest	(1)	(1)	2	(2)
Net income (loss) attributable to company	$6	$(54)	$(5,614)	$(643)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$6	$(54)	$(5,612)	$(638)
Loss from discontinued operations, net	—	—	(2)	(5)
Net income (loss) attributable to company	$6	$(54)	$(5,614)	$(643)
Basic income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.01	$(0.06)	$(6.53)	$(0.75)
Loss from discontinued operations, net	—	—	—	(0.01)
Net income (loss) per share	$0.01	$(0.06)	$(6.53)	$(0.76)
Diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$0.01	$(0.06)	$(6.53)	$(0.75)
Loss from discontinued operations, net	—	—	—	(0.01)
Net income (loss) per share	$0.01	$(0.06)	$(6.53)	$(0.76)

Cash dividends per share	$0.18	$0.18	$0.54	$0.54
Basic weighted average common shares outstanding	862	855	860	852
Diluted weighted average common shares outstanding	864	855	860	852
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2016	2015	2016	2015
Net income (loss)	$7	$(53)	$(5,616)	$(641)
Other comprehensive income (loss), net of income taxes:
Unrealized loss on cash flow hedges	$—	$(166)	$—	$(62)
Other	1	13	3	10
Other comprehensive income (loss), net of income taxes	1	(153)	3	(52)
Comprehensive income (loss)	$8	$(206)	$(5,613)	$(693)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(1)	2	(2)
Comprehensive income (loss) attributable to company shareholders	$7	$(207)	$(5,611)	$(695)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$3,289	$10,077
Receivables (net of allowances for bad debts of $197 and $145)	4,360	5,317
Inventories	2,475	2,993
Prepaid income taxes	703	527
Other current assets	933	1,156
Total current assets	11,760	20,070
Property, plant and equipment (net of accumulated depreciation of $10,944 and $11,576)	8,741	12,117
Goodwill	2,383	2,385
Deferred income taxes	1,944	552
Other assets	1,927	1,818
Total assets	$26,755	$36,942
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,543	$2,019
Accrued employee compensation and benefits	535	862
Liabilities for Macondo well incident	369	400
Current maturities of long-term debt	152	659
Other current liabilities	1,032	1,397
Total current liabilities	3,631	5,337
Long-term debt	12,163	14,687
Employee compensation and benefits	449	479
Other liabilities	786	944
Total liabilities	17,029	21,447
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,070 and 1,071 shares)	2,675	2,677
Paid-in capital in excess of par value	184	274
Accumulated other comprehensive loss	(360)	(363)
Retained earnings	14,445	20,524
Treasury stock, at cost (206 and 215 shares)	(7,262)	(7,650)
Company shareholders’ equity	9,682	15,462
Noncontrolling interest in consolidated subsidiaries	44	33
Total shareholders’ equity	9,726	15,495
Total liabilities and shareholders’ equity	$26,755	$36,942
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2016	2015
Cash flows from operating activities:
Net loss	$(5,616)	$(641)
Adjustments to reconcile net loss to cash flows from operating activities:
Impairments and other charges	3,189	1,895
Deferred income tax benefit, continuing operations	(1,511)	(411)
Depreciation, depletion and amortization	1,117	1,433
U.S. tax refund	430	—
Payment related to the Macondo well incident	(33)	(333)
Changes in assets and liabilities:
Receivables	682	1,396
Accounts payable	(461)	(469)
Inventories	388	(23)
Other	(947)	(826)
Total cash flows provided by (used in) operating activities	(2,762)	2,021
Cash flows from investing activities:
Capital expenditures	(625)	(1,748)
Proceeds from sales of property, plant and equipment	176	133
Other investing activities	(73)	(109)
Total cash flows used in investing activities	(522)	(1,724)
Cash flows from financing activities:
Payments on long-term borrowings	(3,149)	(8)
Dividends to shareholders	(465)	(460)
Other financing activities	163	146
Total cash flows used in financing activities	(3,451)	(322)
Effect of exchange rate changes on cash	(53)	(17)
Decrease in cash and equivalents	(6,788)	(42)
Cash and equivalents at beginning of period	10,077	2,291
Cash and equivalents at end of period	$3,289	$2,249
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$516	$355
Income taxes	$(25)	$454
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2016, the results of our operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and nine months ended September 30, 2016 may not be indicative of results for the full year.

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

In conjunction with the termination of our merger agreement, we paid Baker Hughes a termination fee of $3.5 billion in May 2016 and recognized this expense during the second quarter. The termination also triggered a mandatory redemption of $2.5 billion of the senior notes we had issued in November 2015 in contemplation of the transaction. We redeemed those notes in May 2016 using cash on hand at a price of 101% of their principal amount, plus accrued and unpaid interest. The notes redeemed included the $1.25 billion of 2.7% senior notes due in 2020 and $1.25 billion of 3.375% senior notes due in 2022. The redemption resulted in $41 million of fees and associated expenses included in interest expense on our condensed consolidated statements of operations for the nine months ended September 30, 2016.

Note 3. Impairments and Other Charges

We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and we conduct impairment tests on goodwill annually. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.

Market conditions have negatively impacted our business during 2016 with continued depressed commodity prices and widespread pricing pressure and activity reductions for our products and services on a global basis. As a result of these conditions and their corresponding impact on our business outlook, we determined the carrying amount of a number of our long-lived assets exceeded their respective fair values due to projected declines in asset utilization. We assessed the fair value of our long-lived assets based on a discounted cash flow analysis, which required the use of significant unobservable inputs such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, and a discount rate based on our weighted average cost of capital.

Over the last four years, we have been systematically converting our pressure pumping fleet in North America over to a new pump and blender design. As such, we impaired or wrote off a large portion of our older equipment, primarily during the first quarter of 2016. Additionally, current market conditions required us to take other actions to reduce some of our infrastructure and further reduce our global workforce in an effort to mitigate the impact of the industry downturn and better align our workforce with anticipated activity levels in the near-term. This resulted in a headcount reduction of approximately 13,000 for the first nine months of 2016 and corresponding severance charges recognized during the period. We also determined that the cost of some of our inventory exceeded its market value, resulting in associated write-downs of its carrying value during the nine months ended September 30, 2016.

We executed a financing agreement with our primary customer in Venezuela during the second quarter of 2016 in an effort to actively manage outstanding receivables in the country, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange based on available pricing data points for similar assets in an illiquid market, which resulted in a $148 million pre-tax loss on exchange during the second quarter. For additional information, see Note 10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.”

As a result of the events described above, we recorded impairments and other charges of approximately $3.2 billion and $1.9 billion during the nine months ended September 30, 2016 and 2015, respectively, and $381 million during the three months ended September 30, 2015. Total impairments and other charges consisted of fixed asset impairments and write-offs, severance costs, impairments of intangible assets, inventory write-downs, country and facility closures, a loss on exchange for the Venezuela promissory note, and other items. There were no impairments and other charges recorded during the three months ended September 30, 2016.

We also performed our annual goodwill impairment assessment at September 30, 2016. This assessment consists of a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance for each reporting unit. Our discounted cash flow analysis for each reporting unit includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, the timing of an anticipated market recovery, and the timing of expected future cash flows. As such, these analyses incorporate inherent uncertainties that are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. As a result of our analyses, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairment was necessary as of September 30, 2016.

The following table presents various charges we recorded during the nine months ended September 30, 2016 and 2015 and three months ended September 30, 2015 as a result of the downturn in the energy industry and other matters, all of which were recorded within "Impairments and other charges" on our condensed consolidated statements of operations:

	Nine Months Ended		Three Months Ended
Millions of dollars	September 30, 2016	September 30, 2015	September 30, 2015
Industry downturn:
Fixed asset impairments	$2,537	$648	$154
Severance costs	261	308	96
Inventory write-downs	130	410	64
Intangible asset impairments	87	209	37
Other	40	173	21
Other matters:
Venezuela promissory note loss	148	—	—
Country closures	2	81	4
Other	(16)	66	5
Total impairments and other charges	$3,189	$1,895	$381

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2016	2015	2016	2015
Revenue:
Completion and Production	$2,176	$3,200	$6,614	$10,890
Drilling and Evaluation	1,657	2,382	5,252	7,661
Total revenue	$3,833	$5,582	$11,866	$18,551
Operating income (loss):
Completion and Production	$24	$163	$22	$938
Drilling and Evaluation	151	401	546	1,107
Total operations	175	564	568	2,045
Corporate and other (a)	(47)	(140)	(4,210)	(401)
Impairments and other charges (b)	—	(381)	(3,189)	(1,895)
Total operating income (loss)	$128	$43	$(6,831)	$(251)
Interest expense, net of interest income	(141)	(99)	(502)	(311)
Other, net	(39)	(34)	(117)	(281)
Loss from continuing operations before income taxes	$(52)	$(90)	$(7,450)	$(843)
(a) Corporate and other includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives and Baker Hughes related costs for all periods presented, including the $3.5 billion termination fee incurred during the second quarter of 2016.
(b) Impairments and other charges are as follows:
-For the three months ended September 30, 2015, includes $228 million attributable to Completion and Production, $138 million attributable to Drilling and Evaluation, and $15 million attributable to Corporate and other.
-For the nine months ended September 30, 2016, includes $2.0 billion attributable to Completion and Production, $1.1 billion attributable to Drilling and Evaluation, and $8 million attributable to Corporate and other.
-For the nine months ended September 30, 2015, includes $949 million attributable to Completion and Production, $865 million attributable to Drilling and Evaluation, and $81 million attributable to Corporate and other.

Receivables
As of September 30, 2016, 23% of our gross trade receivables were from customers in the United States, 13% in Venezuela, and 11% in Saudi Arabia. As of December 31, 2015, 26% of our gross trade receivables were from customers in the United States and 14% in Venezuela. Other than the United States, Saudi Arabia, and Venezuela, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

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

Our total outstanding net trade receivables in Venezuela were $564 million as of September 30, 2016, excluding the promissory note receivable discussed above, compared to $704 million as of December 31, 2015, which represents 13% and 14% of total company trade receivables for the respective periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $564 million of receivables in Venezuela as of September 30, 2016, $138 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. Of the $704 million of receivables in Venezuela as of December 31, 2015, $175 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.

As a result of current conditions in Venezuela and the continued delays in collecting payments on our receivables in the country, we began curtailing activity in Venezuela during the first quarter of 2016. See Note 10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” for additional information about the promissory note exchange.

Note 5. Income Taxes

During the three months ended September 30, 2016, we recorded a total income tax benefit of $59 million on pre-tax losses of $52 million, resulting in an effective tax rate of 114.3%. Our effective tax rate was primarily impacted by a $29 million tax benefit recognized during the third quarter reflecting the beneficial use of an Argentinian tax treaty that reduces the taxation of royalty payments for intellectual property. Additionally, we recognized third quarter taxable losses in our United States operations in which we recorded tax benefits at the U.S. statutory rate, offset by third quarter taxable income in our foreign operations in which the corresponding tax expenses are applied at lower statutory rates in certain jurisdictions.

During the three months ended September 30, 2015, we recorded a total income tax benefit $37 million on pre-tax losses of $90 million, resulting in an effective tax rate of 40.8%. Our effective tax rate was positively impacted by lower tax rates in certain foreign jurisdictions and was impacted by the tax effects of the $381 million of impairments and other charges during the period, exacerbated by our lower level of pre–tax earnings during the period.

Note 6. Inventories

Inventories are stated at the lower of cost or market value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $109 million as of September 30, 2016 and $138 million as of December 31, 2015. If the average cost method had been used, total inventories would have been $19 million higher than reported as of September 30, 2016 and $18 million higher as of December 31, 2015. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2016	December 31, 2015
Finished products and parts	$1,528	$1,992
Raw materials and supplies	836	879
Work in process	111	122
Total	$2,475	$2,993

As a result of the continued downturn in the oil and gas industry and its corresponding impact on our business outlook, we recorded inventory write-downs as the cost of some of our inventory exceeded its market value, particularly in the first nine months of 2016. See Note 3 for further information about impairments and other charges.

Finished products and parts are reported net of obsolescence reserves of $240 million as of September 30, 2016 and $251 million as of December 31, 2015.

Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2015	$15,495	$15,462	$33
Payments of dividends to shareholders	(465)	(465)	—
Stock plans	348	348	—
Other	(39)	(52)	13
Comprehensive loss	(5,613)	(5,611)	(2)
Balance at September 30, 2016	$9,726	$9,682	$44

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2014	$16,298	$16,267	$31
Payments of dividends to shareholders	(460)	(460)	—
Stock plans	380	380	—
Other	(45)	(44)	(1)
Comprehensive income (loss)	(693)	(695)	2
Balance at September 30, 2015	$15,480	$15,448	$32

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2016. From the inception of this program in February 2006 through September 30, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the nine months ended September 30, 2016.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2016	December 31, 2015
Defined benefit and other postretirement liability adjustments	$(220)	$(221)
Cumulative translation adjustments	(79)	(78)
Other	(61)	(64)
Total accumulated other comprehensive loss	$(360)	$(363)

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

Loss contingency. During the second quarter of 2016, we made a legal fees payment of $33 million in accordance with our MDL Settlement. During the third quarter of 2016, we revised our estimate-based non-current Macondo liability with a reduction of $28 million. Accordingly, as of September 30, 2016, our remaining loss contingency liability related to the Macondo well incident was $413 million, consisting of a current portion of $369 million related to our MDL Settlement and a non-current portion of $44 million unrelated to that settlement. Our loss contingency liability has not been reduced for potential recoveries from our insurers. See below for information regarding amounts that we could potentially recover from insurance.

Subject to the satisfaction of the conditions of our MDL Settlement and to the resolution of the appeal of the Phase One Ruling, we believe that the BP MDL Settlement, our MDL Settlement, the Phase One Ruling and our settlement with BP have eliminated any additional material financial exposure to us in relation to the Macondo well incident.

Insurance coverage. We had a general liability insurance program of $600 million at the time of the Macondo well incident. Our insurance was designed to cover claims by businesses and individuals made against us in the event of property damage, injury, or death and, among other things, claims relating to environmental damage, as well as legal fees incurred in defending against those claims. Through September 30, 2016, we have incurred approximately $1.5 billion of expenses related to the MDL Settlement, legal fees, and other settlement-related costs, of which $409 million has been reimbursed or is expected to be reimbursed under our insurance program. Some of the insurance carriers that issued policies covering the final layer of insurance coverage relating to the Macondo well incident notified us that they would not reimburse us with respect to our MDL Settlement; however, we have settled with several of them and those settlement recoveries are included in the $409 million discussed above. We have initiated arbitration proceedings to pursue recovery of the remaining balance of approximately $100 million. Due to the uncertainty surrounding such recovery, no related amounts have been recognized in the condensed consolidated financial statements as of September 30, 2016.

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

In January 2012, the district court issued an order certifying the class. In April 2013, the Fifth Circuit issued an order affirming the district court's order. In June 2014, the Supreme Court reversed the Fifth Circuit and held that we are entitled to rebut that presumption of class member reliance by presenting evidence that there was no impact on our stock price from the alleged misrepresentations. The Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision.

In December 2014, the district court held a hearing to consider whether there was an impact on our stock price from the alleged misrepresentations. On July 27, 2015, the district court denied certification for the plaintiff class with respect to five of the six dates upon which the plaintiffs claimed that disclosures correcting previously misleading statements had been made that resulted in an impact to the stock price. However, the district court certified the class with respect to a disclosure made on December 7, 2001 regarding an adverse jury verdict in an asbestos case that plaintiffs alleged was corrective. The ruling was based on the district court's conclusion that the court was required to assume at class certification that a disclosure was actually corrective. We appealed the ruling to the Fifth Circuit. The Fifth Circuit heard oral argument on the appeal on August 31, 2016. We are currently awaiting a decision from the Fifth Circuit. On October 19, 2016, the district court issued an order continuing the December 2016 trial date. A new trial date will be set at a later date. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, in addition to the matters relating to the Macondo well incident described above, we are involved in other environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $53 million as of September 30, 2016 and $50 million as of December 31, 2015. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of September 30, 2016, those eight sites accounted for approximately $5 million of our $53 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2016	2015	2016	2015
Basic weighted average common shares outstanding	862	855	860	852
Dilutive effect of awards granted under our stock incentive plans	2	—	—	—
Diluted weighted average common shares outstanding	864	855	860	852

Antidilutive shares:
Options with exercise price greater than the average market price	12	13	13	10
Options which are antidilutive due to net loss position	—	2	1	2
Total antidilutive shares	12	15	14	12

Note 10. Fair Value of Financial Instruments

At September 30, 2016, we held $96 million of investments in fixed income securities with maturities ranging from less than one year to May 2019, of which $60 million are classified as “Other current assets” and $36 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2015, we held $96 million of investments in fixed income securities, of which $63 million are classified as “Other current assets” and $33 million are classified as “Other assets” on our condensed consolidated balance sheets. These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and recorded at fair value, and are based on quoted prices for identical assets in less active markets (Level 2).

During the second quarter of 2016, we executed a financing agreement with our primary customer in Venezuela, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange based on pricing data points for similar assets in an illiquid market (Level 3), resulting in a $148 million pre-tax loss on exchange. We are using an effective interest method to accrete the carrying amount to its par value as it matures. This accretion income is being recorded through “Interest expense, net of interest income” on our condensed consolidated statements of operations. As of September 30, 2016, the carrying amount of this promissory note was $60 million and approximates its fair value. This amount consists of a current portion of $14 million and non-current portion of $46 million, which are classified as “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. In October 2016, we agreed to exchange this promissory note for a new note with the same maturity and coupon, but which is expected to be tradeable in a more liquid market. We intend to hold the new note to maturity.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We hold a series of interest rate swaps relating to three of our debt instruments with a total notional amount of $1.5 billion in order to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. These interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. The fair value of our interest rate swaps is included in “Other assets” in our condensed consolidated balance sheets and was immaterial as of September 30, 2016 and December 31, 2015. The fair value of our interest rate swaps was determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data (Level 2).

We have no financial instruments measured at fair value based on quoted prices in active markets (Level 1). The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt, including current maturities, is as follows:

	September 30, 2016				December 31, 2015
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$783	$12,943	$13,726	$12,315	$1,009	$14,947	$15,956	$15,346

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

Inventory
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. "Market" could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. We evaluated this new accounting standard and determined it will not have an impact on our consolidated financial statements.

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

The business operations of our segments are organized around four geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have significant manufacturing operations in various locations, including the United States, Canada, China, Malaysia, Singapore and the United Kingdom. With approximately 50,000 employees, we operate in approximately 70 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.

Termination of Baker Hughes acquisition
In November 2014, we entered into a merger agreement with Baker Hughes to acquire all outstanding shares of Baker Hughes in a stock and cash transaction. On April 30, 2016, primarily because of the challenges in obtaining remaining regulatory approvals and general industry conditions that severely damaged deal economics, we and Baker Hughes mutually terminated our merger agreement. As a result, we paid Baker Hughes a termination fee of $3.5 billion and recognized the tax-deductible expense in the second quarter of 2016. In addition, we mandatorily redeemed $2.5 billion of senior notes during the second quarter of 2016. See Note 2 to the condensed consolidated financial statements for further information.

Financial results
Market conditions continued to negatively impact our business during the third quarter of 2016 marked by lower activity levels and continued pricing pressure around the globe. The North America market continues to face activity and pricing challenges, with the United States land rig count at September 30, 2016 having declined over 70% from the peak in November 2014, which resulted in our recognition of third quarter operating losses in the region. However, crude prices have increased significantly since the low point in February 2016 and the North American rig count has shown improvement since a low point in May 2016, signaling that we may have hit the bottom of the industry downturn and can begin to look ahead for a potential market recovery. The third quarter average United States rig count increased 14% compared to the second quarter.

We generated $3.8 billion of revenue during the third quarter of 2016, a 31% decrease from the $5.6 billion of revenue generated in the third quarter of 2015. This decrease resulted from activity and pricing reductions in all of our product services lines, most notably stimulation activity in the United States land market. We reported operating income of $128 million in the third quarter of 2016, with a mix of positive operating results in our international business partially offset by operating losses in North America. This compares to operating income of $43 million in the third quarter of 2015, which included $381 million of company-wide impairments and other charges and $82 million of Baker Hughes related costs.

We generated $11.9 billion of revenue during the first nine months of 2016, a 36% decline from the $18.6 billion of revenue generated in the first nine months of 2015. Additionally, we recognized $6.8 billion of operating losses during the first nine months of 2016 compared to $251 million of operating losses during the first nine months of 2015. These results were negatively impacted by global activity and pricing reductions, combined with $3.2 billion and $1.9 billion of impairments and other charges recorded in the first nine months of 2016 and 2015, respectively. Additionally, operating results were negatively impacted by Baker Hughes related costs, which were $4.1 billion during the first nine months of 2016 and included a $3.5 billion merger termination fee along with charges resulting from our reversal of assets held for sale accounting, compared to $203 million of Baker Hughes-related costs during the first nine months of 2015.

The impact of our structural global cost savings initiatives are taking shape, and our operating results are beginning to benefit from cost reductions that have been implemented during the current market downturn. We were required to reduce our global workforce in an effort to address deteriorating market conditions and better align our workforce with anticipated activity levels in the near-term. Personnel expense is one of the largest cost categories for us, and therefore, we implemented cost containment measures as they related to employees and their work locations. We reduced our global headcount by approximately 13,000 during the first nine months of 2016 and by approximately 40% since the beginning of 2015 to help mitigate the industry downturn. See Note 3 to the condensed consolidated financial statements for further information about our impairments and other charges.

Business outlook
The past several years have continued to be extremely challenging for us, as the impact of reduced commodity prices created widespread pricing pressure and activity reductions on a global basis. We have taken actions since late 2014 to help mitigate the effect on our business from the downturn in the energy market, and we will continue to evaluate our cost structure and make further adjustments as required. However, with commodity price improvements from first quarter lows and the recent uptick in North America rig count, there are signs of optimism in the industry for a potential market recovery, which we believe we are well positioned to benefit from given our delivery platform and cost containment strategies.

In North America, we continued to experience substantial pricing pressure, which has deteriorated our margins across all of our product service lines. Revenue in North America declined 33% in the third quarter of 2016 as compared to the third quarter of 2015, outperforming a 43% decline in the average North America rig count year over year. During this down cycle, we have made structural changes to our delivery platform, eliminating management layers and consolidating roles and locations. The rig count has shown recent improvement, with the average third quarter United States rig count increasing 14% when compared to the second quarter. As a result of this recent uptick in rig count and increased asset utilization in the United States land sector, our North America revenue grew sequentially for the first time in seven quarters and margins are beginning to see an improvement now that our cost savings initiatives are taking effect. Despite uncertainty surrounding customer activity around the upcoming holiday season, we anticipate our North America revenue will perform in-line with changes in the rig count in the fourth quarter. While the supply and demand balance for United States onshore services appears to be heading in the right direction, we are still in an over-supplied equipment market. Our customers remain focused on cost and producing more barrels of oil equivalent. We believe we are well positioned as we continue to collaborate with customers to engineer solutions that deliver the lowest cost per barrel of oil equivalent. We will continue to take advantage of the growing rig count by focusing on increasing equipment utilization, managing costs and expanding our surface efficiency model.

The international markets have been more resilient than North America throughout the downturn, but we experienced further activity and pricing headwinds during the third quarter, with revenue declines compared to the second quarter in all three international regions with margins remaining challenged. We have continued to work with customers during this downturn to improve project economics through technology and improved operating efficiency. We believe the typical seasonal uptick in year-end software and product sales will be minimal this year as customer budgets are exhausted and seasonal sales may not fully offset continued pricing and activity pressures. As such, we expect margins and revenues to be flat in the fourth quarter, as compared to the third quarter, while the international markets take a little more time to rebound. In Latin America, rig activity remains low across the region, while Venezuela continues to experience significant political and economic turmoil. We expect to see a bottoming of the international rig count in the first half of 2017, driven by both cyclical and traditional seasonal impacts.

We have adjusted to market conditions and reduced our capital expenditures to $625 million in first nine months of 2016, a reduction of over 60% from the first nine months of 2015. As a result of the actions we have taken over the past few years, we believe we are well positioned for the potential market recovery and will scale up our delivery platform by addressing our product service lines one step at a time through a combination of organic growth, investment, and selective acquisitions. We are continuing to execute the following strategies in 2016:
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
- collaborating with our customers to maximize production at the lowest cost per barrel of oil equivalent.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. During the second quarter of 2016, in conjunction with the termination of the Baker Hughes transaction, we paid a $3.5 billion termination fee and mandatorily redeemed $2.5 billion of debt that we issued in late 2015. In the third quarter of 2016, we paid off an additional $600 million of senior notes that matured in August, closing the quarter at $3.3 billion of cash and equivalents. This represents a $6.8 billion reduction in our cash position since December 31, 2015, but a cash improvement since June 30, 2016. This quarterly growth was driven by working capital improvements, including a reduction in our days sales outstanding, along with the receipt of a series of tax refunds. We remain committed to operating within our cash flows and continue to execute capital discipline during the current market environment. We also have $3.0 billion available under our revolving credit facility which, with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had $3.3 billion of cash and equivalents, compared to $10.1 billion at December 31, 2015. Additionally, we held $96 million of investments in fixed income securities at September 30, 2016 and December 31, 2015. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $1.9 billion of our total cash position as of September 30, 2016 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States to fund our U.S. operations or for general corporate purposes, with a portion subject to certain country-specific restrictions. We have provided for U.S. federal income taxes on cumulative undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

Significant sources and uses of cash
- Operating cash flows was a negative $2.8 billion during the first nine months of 2016, driven primarily by the $3.5 billion termination fee paid to Baker Hughes during the second quarter.
- We mandatorily redeemed $2.5 billion of senior notes in the second quarter and repaid $600 million of senior notes that matured during the third quarter.
- Capital expenditures were $625 million in the first nine months of 2016, a reduction of over 60% from the first nine months of 2015, as we continue to adapt to market conditions. These capital expenditures were predominantly made in our Production Enhancement, Sperry Drilling, Cementing, Baroid, and Production Solutions product service lines.
- During the first nine months of 2016, our primary components of working capital (receivables, inventories, and accounts payable) decreased by a net $609 million, primarily due to decreased business activity driven by current market conditions.
- We paid $465 million in dividends to our shareholders during the first nine months of 2016.
- We received a series of United States tax refunds aggregating $430 million during the third quarter of 2016, primarily related to the carryback of our net operating losses recognized in 2015. This was partially offset by tax payments for normal business operations in various foreign jurisdictions.

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

During 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs' claims asserted against us relating to the Macondo well incident. In the second quarter of 2016, we made a $33 million payment in accordance with our MDL Settlement. Our total Macondo-related loss contingency liability as of September 30, 2016 was $413 million, of which $369 million is expected to be paid in the first quarter of 2017. See Note 8 to the condensed consolidated financial statements for further information.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $155 million. Subject to the approval of our Board of Directors, our intention is to continue paying dividends at our current rate.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2016 and may be used for open market and other share purchases. There were no repurchases made under the program during the nine months ended September 30, 2016.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2016, we had $3.3 billion of cash and equivalents, $96 million in fixed income investments, and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2016, including capital expenditures, scheduled debt maturities, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2016. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. During the third quarter of 2016, in conjunction with the termination of our merger agreement with Baker Hughes earlier in the year and as a result of general market conditions, Standard & Poor’s (S&P) changed our long-term credit rating from A- to BBB+ and changed our outlook from negative to stable. The credit ratings on our short-term debt remain A-2 with S&P. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt with a negative outlook.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry related to the exploration, development, and production of oil and natural gas. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2016, based upon the location of the services provided and products sold, 40% of our consolidated revenue was from the United States, compared to 45% of consolidated revenue from the United States in the first nine months of 2015. This decline reflects the impact our North America operations are experiencing from the downturn in the energy market. No other country accounted for more than 10% of our revenue during these periods.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2016	2015	2015
Oil price - WTI (1)	$44.84	$46.42	$48.69
Oil price - Brent (1)	45.79	50.25	52.36
Natural gas price - Henry Hub (2)	2.88	2.76	2.63

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2016	2015	2016	2015
United States:
Land	461	833	459	1,021
Offshore (incl. Gulf of Mexico)	18	33	23	38
Total	479	866	482	1,059
Canada:
Land	119	187	110	197
Offshore	2	3	2	3
Total	121	190	112	200
International (excluding Canada):
Land	711	865	740	896
Offshore	225	267	225	291
Total	936	1,132	965	1,187
Worldwide total	1,536	2,188	1,559	2,446
Land total	1,291	1,885	1,309	2,114
Offshore total	245	303	250	332

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2016	2015	2016	2015
United States (incl. Gulf of Mexico):
Oil	391	658	388	817
Natural gas	88	208	94	242
Total	479	866	482	1,059
Canada:
Oil	64	88	54	90
Natural gas	57	102	58	110
Total	121	190	112	200
International (excluding Canada):
Oil	709	885	733	935
Natural gas	227	247	232	252
Total	936	1,132	965	1,187
Worldwide total	1,536	2,188	1,559	2,446
Oil total	1,164	1,631	1,175	1,842
Natural gas total	372	557	384	604

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2016	2015	2016	2015
United States (incl. Gulf of Mexico):
Horizontal	373	659	376	805
Vertical	61	123	58	152
Directional	45	84	48	102
Total	479	866	482	1,059

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly towards the second half of 2014 with a peak price of $108 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $61 per barrel in June 2015 to a low of $35 per barrel in December 2015. WTI oil spot prices declined further into February 2016 to a low of $26 per barrel, a level which had not been experienced since 2002. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014, and continued to decline throughout 2015, ranging from a high of $66 per barrel in May 2015 to a low of $35 per barrel in December 2015, and declined further to $26 per barrel in January 2016. Commodity prices have increased from the low point experienced in early 2016 to highs of $51 per barrel in June 2016 for WTI and $52 per barrel in October 2016 for Brent, although prices have continued to fluctuate significantly. We believe this price improvement could signal the beginning of a turning point in the market. Although crude oil prices continue to be lower than their 2014 and 2015 highs, growing domestic and global consumption has contributed to rising prices.

WTI and Brent crude oil spot prices had a monthly average in September 2016 of $45 per barrel and $47 per barrel, respectively. In September 2016, the partial closure of the Colonial Pipeline system led to rising stockpiles and falling prices, which contributed to decreases from the monthly average of $48 per barrel in June 2016. However, prices are expected to remain relatively unchanged for the remainder of 2016 as significant economic and geopolitical events are expected to affect market participants' expectations and demand growth. Crude oil production in the United States is projected to average 8.7 million barrels per day for the remainder of 2016.

In the United States Energy Information Administration (EIA) October 2016 "Short Term Energy Outlook," the EIA projects that Brent prices will average $48 per barrel in the fourth quarter of 2016, while WTI prices will average about $1 less per barrel. The EIA also notes that price projections are highly uncertain due to the current values of futures and options contracts. During the third quarter of 2016, in an effort to speed the market's rebalancing, the Organization of the Petroleum Exporting Countries (OPEC) tentatively agreed to cut production. This would be the group’s first deal to reduce supply in eight years. Details, including individual country targets, are expected to be finalized at a scheduled meeting in the fourth quarter. The International Energy Agency's (IEA) October 2016 "Oil Market Report" forecasts the 2016 global demand to average approximately 96.3 million barrels per day, which is up 1% from 2015, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

For the third quarter of 2016, the average Henry Hub natural gas price in the United States increased approximately 4% from the third quarter of 2015. The Henry Hub natural gas spot price averaged $2.99 per MMBtu in September 2016, an increase of $0.40 per MMBtu, or 15%, from June 2016. Production decline and increased demand for natural gas to fuel electricity generation contributed to higher natural gas prices. The EIA October 2016 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $3.04 per MMBtu in the fourth quarter of 2016. Over the long term, the EIA expects natural gas consumption to increase primarily in the electric power sector and to a lesser extent in the industrial sector as new fertilizer and chemical projects become available.

North America operations
During the third quarter of 2016, North America oil directed rig count declined 291 rigs, or 39%, from the third quarter of 2015, while the natural gas-directed rig count in North America decreased 165 rigs, or 53%, during the same period. In the United States land market during the third quarter of 2016, there was a decline of 45% in the average rig count compared to the third quarter of 2015.

The United States land rig count has dropped 73% since its peak in November 2014. Price erosion for our services continued during the third quarter of 2016, specifically in North America, and we believe pricing pressure will continue until activity stabilizes. However, the rig count has begun to show improvement since its low point in May 2016 with a 14% increase in the average third quarter United States rig count when compared to the second quarter, and is expected to continue improving for the remainder of the year. As a result of the structural changes to our delivery platform we made during this down cycle, we believe North America margins can begin to recover going forward, and we anticipate our North America revenue for the fourth quarter to perform in-line with changes in the rig count, despite uncertainty surrounding customer activity around the upcoming holiday season. In the long run, we believe the shift to unconventional oil and liquids-rich basins in the United States land market will continue to drive increased service intensity and will create higher demand in fluid chemistry and other technologies required for these complex reservoirs, which will have positive implications for our operations when the energy market ultimately recovers.

In the Gulf of Mexico, the average offshore rig count for the third quarter of 2016 was down 45% compared to the third quarter of 2015. Activity in the Gulf of Mexico is dependent on, among the factors described above and other things, governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the third quarter of 2016 decreased by 17% compared to the third quarter of 2015. Depressed crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. In Latin America, the rig count is at a 15-year low across the region, and Venezuela continues to experience significant political and economic turmoil. Latin America is expected to remain our most challenged region throughout the international down cycle, and we do not expect to see a fundamental improvement for the remainder of 2016. For our overall international business, we believe the typical seasonal uptick in year-end sales will be minimal this year as customer budgets are exhausted and seasonal sales may not fully offset continued pricing and activity pressures.

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

In February 2016, the Venezuelan government revised the three-tier exchange rate system to a new dual-rate system designed to streamline access to dollars for production and essential imports as well as combat inflation. The dual-rate exchange mechanisms are as follows: (i) the DIPRO, which replaced and devalued the official rate from 6.3 to 10.0 Bolívares per United States dollar, and represents a protected rate made available for vital imports such as food, medicine, and raw materials for production; and (ii) the DICOM, which replaces the SIMADI and which is intended to be a free floating system that will fluctuate according to market supply and demand. The DICOM had a market rate of 276 Bolívares per United States dollar at March 31, 2016 and 654 Bolívares per United States dollar at September 30, 2016. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares, and the revised system and continued devaluation did not materially affect our financial statements for the three and nine months ended September 30, 2016.

As of September 30, 2016, our total net investment in Venezuela was approximately $745 million, with only $1 million of net monetary assets denominated in Bolívares, and we had an additional $36 million of surety bond guarantees outstanding relating to our Venezuelan operations.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers. During the second quarter of 2016, we executed a financing agreement with our primary customer in Venezuela in an effort to actively manage these customer receivables, resulting in an exchange of $200 million of outstanding trade receivables for an interest-bearing promissory note. We recorded the note at its fair market value at the date of exchange, which resulted in a $148 million pre-tax loss on exchange in the second quarter. This instrument provides a more defined schedule around the timing of payments, while generating a return while we await payment. We are using an effective interest method to accrete the carrying amount to its par value as it matures. We received our first interest payment on this promissory note during the third quarter, and the carrying amount of the note was $60 million as of September 30, 2016. In October 2016, we agreed to exchange this promissory note for a new note with the same maturity and coupon, but which is expected to be tradeable in a more liquid market. We intend to hold the new note to maturity.

Our total outstanding net trade receivables in Venezuela were $564 million as of September 30, 2016, excluding the promissory note receivable discussed above, compared to $704 million as of December 31, 2015, which represents 13% and 14% of total company trade receivables for the respective periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $564 million receivables in Venezuela as of September 30, 2016, $138 million has been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. As a result of current conditions in Venezuela and the continued delays in collecting payments on our receivables in the country, we began curtailing activity in Venezuela during the first quarter of 2016.

For additional information, see Part I, Item 1(a), “Risk Factors” in our 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2016 COMPARED TO 2015

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$2,176	$3,200	$(1,024)	(32)%
Drilling and Evaluation	1,657	2,382	(725)	(30)
Total revenue	$3,833	$5,582	$(1,749)	(31)%

By geographic region:
North America	$1,658	$2,488	$(830)	(33)%
Latin America	415	739	(324)	(44)
Europe/Africa/CIS	744	1,021	(277)	(27)
Middle East/Asia	1,016	1,334	(318)	(24)
Total revenue	$3,833	$5,582	$(1,749)	(31)%

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$24	$163	$(139)	(85)%
Drilling and Evaluation	151	401	(250)	(62)
Total	175	564	(389)	(69)
Corporate and other	(47)	(140)	93	66
Impairments and other charges	—	(381)	381	100
Total operating income	$128	$43	$85	198%

By geographic region:
North America	$(66)	$8	$(74)	—
Latin America	11	108	(97)	(90)%
Europe/Africa/CIS	76	150	(74)	(49)
Middle East/Asia	154	298	(144)	(48)
Total	$175	$564	$(389)	(69)%

Consolidated revenue was $3.8 billion in the third quarter of 2016, a decrease of $1.7 billion, or 31%, as compared to the third quarter of 2015, associated with widespread pricing pressure and activity reductions on a global basis, including significant reductions in North America pressure pumping. Revenue outside of North America was 57% of consolidated revenue in the third quarter of 2016, compared to 55% of consolidated revenue in the third quarter of 2015, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.

Consolidated operating income was $128 million during the third quarter of 2016 compared to operating income of $43 million in the third quarter of 2015. Operating results were impacted by declines in drilling activity, logging services and direct sales in our international operations as a result of the global downturn in the energy market. Our operating results for the three months ended September 30, 2015 were also negatively impacted by $381 million of impairments and other charges. See Note 3 to the condensed consolidated financial statements for further information about impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production (C&P) revenue in the third quarter of 2016 was $2.2 billion, a decrease of $1.0 billion, or 32%, from the third quarter of 2015, due to a decline in activity and pricing in all of our product services lines, particularly North America pressure pumping services which drove the majority of the C&P revenue decline. International revenue also declined as a result of reduced pressure pumping services and completion tool sales.

C&P operating income in the third quarter of 2016 was $24 million, a decrease of $139 million, or 85%, compared to the third quarter of 2015, with decreased profitability across all regions as a result of global activity and pricing reductions, primarily pressure pumping services and completion tool sales in our international operations.

Drilling and Evaluation
Drilling and Evaluation (D&E) revenue in the third quarter of 2016 was $1.7 billion, a decrease of $725 million, or 30%, from the third quarter of 2015. Reductions were seen across all product service lines due to the low rig count, lower pricing and customer budget constraints worldwide. Drilling, fluid and logging activity drove the declines.

D&E operating income in the third quarter of 2016 was $151 million, a decrease of $250 million, or 62%, compared to the third quarter of 2015, driven by a decline in activity and pricing across all regions, particularly drilling activity in the United States, Saudi Arabia and Nigeria. Third quarter of 2016 results were also impacted by depreciation expense from assets previously classified as held for sale in the third quarter of 2015.

GEOGRAPHIC REGIONS

North America
North America revenue in the third quarter of 2016 was $1.7 billion, a 33% decline compared to the third quarter of 2015, relative to a 43% decline in average North America rig count. We had an operating loss of $66 million compared to $8 million of operating income in the third quarter of 2015. These declines were driven by reduced activity and pricing pressure throughout the United States land market.

Latin America
Latin America revenue in the third quarter of 2016 was $415 million, a 44% reduction compared to the third quarter of 2015, with operating income of $11 million, a 90% decline from the third quarter of 2015, primarily as a result of reduced activity in Mexico, Brazil and Argentina, as well as our decision to curtail activity in Venezuela. From a product service line perspective, pressure pumping services, drilling activity and logging experienced the largest declines in both revenue and operating income.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2016 was $744 million, a decline of 27% compared to the third quarter of 2015, with operating income of $76 million, a 49% decrease compared to the third quarter of 2015. The decreases during the quarter were driven by a sharp reduction of activity in the North Sea, Angola and Nigeria, along with lower drilling activity, pressure pumping services and completion tools sales throughout the region.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2016 was $1.0 billion, a reduction of 24% compared to the third quarter of 2015, with operating income of $154 million, a 48% decrease from the third quarter of 2015. This was the result of reduced activity in Indonesia, Iraq and Australia, along with lower drilling activity, direct sales and logging throughout the region.

OTHER OPERATING ITEMS

Corporate and other expenses decreased to $47 million in the third quarter of 2016, compared to $140 million of expenses in the third quarter of 2015. This decrease was primarily due to $82 million of Baker Hughes related costs in the third quarter of 2015, as well as various legal and environmental reserve adjustments in the third quarter of 2016, including a $28 million downward revision of our Macondo loss contingency liability.

Impairments and other charges. We recorded a total of approximately $381 million in company-wide charges during the third quarter of 2015, primarily related to fixed asset impairments and write-offs and severance costs. There were no impairments and other charges recorded during the third quarter of 2016. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS

Interest expense, net increased $42 million in the third quarter of 2016, compared to the third quarter of 2015, primarily due to additional interest resulting from the senior notes issued in November 2015.

Effective tax rate. During the three months ended September 30, 2016, we recorded a total income tax benefit of $59 million on pre-tax losses of $52 million, resulting in an effective tax rate of 114.3%. During the three months ended September 30, 2015, we recorded a total income tax benefit $37 million on pre-tax losses of $90 million, resulting in an effective tax rate of 40.8%. See Note 5 to the condensed consolidated financial statements for significant drivers of these effective tax rates.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$6,614	$10,890	$(4,276)	(39)%
Drilling and Evaluation	5,252	7,661	(2,409)	(31)
Total revenue	$11,866	$18,551	$(6,685)	(36)%

By geographic region:
North America	$4,968	$8,701	$(3,733)	(43)%
Latin America	1,432	2,455	(1,023)	(42)
Europe/Africa/CIS	2,317	3,213	(896)	(28)
Middle East/Asia	3,149	4,182	(1,033)	(25)
Total revenue	$11,866	$18,551	$(6,685)	(36)%

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2016	2015	(Unfavorable)	Change
Completion and Production	$22	$938	$(916)	(98)%
Drilling and Evaluation	546	1,107	(561)	(51)
Total	568	2,045	(1,477)	(72)
Corporate and other	(4,210)	(401)	(3,809)	—
Impairments and other charges	(3,189)	(1,895)	(1,294)	(68)
Total operating loss	$(6,831)	$(251)	$(6,580)	—

By geographic region:
North America	$(229)	$417	$(646)	(155)%
Latin America	81	342	(261)	(76)
Europe/Africa/CIS	197	400	(203)	(51)
Middle East/Asia	519	886	(367)	(41)
Total	$568	$2,045	$(1,477)	(72)%

Consolidated revenue was $11.9 billion in the first nine months of 2016, a decrease of $6.7 billion, or 36%, as compared to the first nine months of 2015, associated with pricing declines and activity reductions on a global basis, including significant reductions in North America pressure pumping. Revenue outside of North America was 58% of consolidated revenue in the first nine months of 2016, compared to 53% of consolidated revenue in the first nine months of 2015, which reflects the greater impact our North America operations are experiencing as it relates to the downturn in the energy market.

Consolidated operating loss was $6.8 billion in the first nine months of 2016 compared to an operating loss of $251 million during the first nine months of 2015. Operating results were negatively impacted by $3.2 billion and $1.9 billion of impairments and other charges recorded in the nine months ended September 30, 2016 and 2015, respectively. Additionally, we incurred $4.1 billion of Baker Hughes related costs during the first nine months of 2016, primarily due to the $3.5 billion termination fee and $464 million of charges resulting from our reversal of assets held for sale accounting, compared to $203 million of Baker Hughes related costs during the first nine months of 2015. Also contributing to these operating results were significant declines in pressure pumping activity and pricing declines in North America as a result of the global downturn in the energy market. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and financial statement impact of terminating our merger agreement and Note 3 to the condensed consolidated financial statements for further information about impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production (C&P) revenue in the first nine months of 2016 was $6.6 billion, a decrease of $4.3 billion, or 39%, from the first nine months of 2015, due to a decline in activity and pricing in most of our product services lines, particularly North America pressure pumping services which drove the majority of the C&P revenue decline. International revenue declined as a result of reductions in pressure pumping activity and well completion services in all regions.

C&P operating income in the first nine months of 2016 was $22 million, compared to $938 million of operating income in the first nine months of 2015, with decreased profitability across all regions as a result of global activity and pricing reductions, primarily in North America pressure pumping services.

Drilling and Evaluation
Drilling and Evaluation (D&E) revenue in the first nine months of 2016 was $5.3 billion, a decrease of $2.4 billion, or 31%, from the first nine months of 2015. Reductions were seen across all product service lines due to the low rig count, lower pricing and customer budget constraints worldwide.

D&E operating income in the first nine months of 2016 was $546 million, a decrease of $561 million, or 51%, compared to the first nine months of 2015, driven by a decline in activity and pricing across all regions, particularly drilling and logging activity in North America, as well as reduced drilling activity in Latin America, decreased drilling activity in the Europe/Africa/CIS region, and lower drilling and logging activity in the Middle East/Asia region.

GEOGRAPHIC REGIONS

North America
North America revenue in the first nine months of 2016 was $5.0 billion, a 43% decline compared to the first nine months of 2015, relative to a 53% decline in average North America rig count. We had an operating loss of $229 million, a substantial reduction from the $417 million of operating income reported in the first nine months of 2015. These declines were driven by reduced activity and pricing pressure throughout the United States land market, specifically relating to pressure pumping services and drilling activity.

Latin America
Latin America revenue in the first nine months of 2016 was $1.4 billion, a 42% reduction compared to the first nine months of 2015, with operating income of $81 million, a 76% decline from the first nine months of 2015. These reductions were primarily related to our decision to curtail activity in Venezuela and currency weakness in the country, reduced activity across all product service lines in Mexico, and lower drilling activity in Brazil and Colombia.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2016 was $2.3 billion, a decline of 28% compared to the first nine months of 2015, with operating income of $197 million, a 51% decrease compared to the first nine months of 2015. These decreases were driven by a sharp reduction of activity in the North Sea, Angola, Nigeria and Congo, along with lower drilling activity, pressure pumping services and completion tools sales throughout the region.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2016 was $3.1 billion, a reduction of 25% compared to the first nine months of 2015, with operating income of $519 million, a 41% decrease from the first nine months of 2015. This was the result of pricing concessions across the region, along with reduced activity for pressure pumping services in Saudi Arabia and Australia, a decline in drilling and logging activity in Indonesia and Malaysia, and lower project management activity in India, Iraq, and Australia.

OTHER OPERATING ITEMS

Corporate and other expenses were $4.2 billion in the first nine months of 2016 compared to $401 million in the first nine months of 2015, primarily driven by Baker Hughes related costs. During the first nine months of 2016, we incurred a $3.5 billion termination fee and $464 million of charges resulting from our reversal of assets held for sale accounting, as compared to $203 million of Baker Hughes related costs during the first nine months of 2015. See Note 2 to the condensed consolidated financial statements for further discussion of the Baker Hughes transaction and the financial statement impact of terminating our merger agreement.

Impairments and other charges. Primarily as a result of the downturn in the energy market and its corresponding impact on the company’s business outlook, we recorded a total of approximately $3.2 billion in company-wide charges during the first nine months of 2016, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, a loss on exchange for a promissory note in Venezuela, and other charges. This compares to $1.9 billion of impairments and other charges recorded in the first nine months of 2015 which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, and other charges. See Note 3 to the condensed consolidated financial statements for further information.

NONOPERATING ITEMS

Interest expense, net increased $191 million in the first nine months of 2016, as compared to the first nine months of 2015. This was primarily due to additional interest resulting from the senior notes issued in November 2015, coupled with $41 million of redemption fees and associated costs related to the $2.5 billion debt mandatorily redeemed during the second quarter of 2016, which was recorded through interest expense.

Other, net was a $117 million loss in the first nine months of 2016, as compared to a $281 million loss in the first nine months of 2015, driven by foreign currency exchange losses in various countries. The primary driver for the decrease was in Venezuela, where we recognized a $199 million foreign currency exchange loss during the first quarter of 2015 as a result of utilizing the new currency exchange mechanism to remeasure net monetary assets in the country. See "Business Environment and Results of Operations" for further information.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	43,606	$43.95	—	$5,700,004,373
August 1 - 31	49,030	$43.87	—	$5,700,004,373
September 1 - 30	81,466	$41.21	—	$5,700,004,373
Total	174,102	$42.65	—

(a)
All of the 174,102 shares purchased during the three-month period ended September 30, 2016 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2016. From the inception of this program in February 2006 through September 30, 2016, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

	3.1	By-laws of Halliburton Company revised effective September 14, 2016 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed September 16, 2016, File No. 001-03492).

*†	10.1	Amendment No. 2 to Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2008.

*†	10.2	Second Amendment to Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008.

*†	10.3	Form of Nonstatutory Stock Option Agreement.

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Mark A. McCollum	/s/ Charles E. Geer, Jr.
Mark A. McCollum	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: October 28, 2016