Form 10-Q
period 2017-03-31
HALLIBURTON CO
filed 2017-04-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Smaller reporting company	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of April 21, 2017, there were 867,868,425 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2017	2016
Revenue:
Services	$3,151	$2,985
Product sales	1,128	1,213
Total revenue	4,279	4,198
Operating costs and expenses:
Cost of services	3,103	2,956
Cost of sales	918	969
General and administrative	55	48
Impairments and other charges	—	2,766
Merger-related costs	—	538
Total operating costs and expenses	4,076	7,277
Operating income (loss)	203	(3,079)
Interest expense, net of interest income of $23 and $10	(242)	(165)
Other, net	(18)	(47)
Loss from continuing operations before income taxes	(57)	(3,291)
Income tax benefit	25	875
Loss from continuing operations	(32)	(2,416)
Loss from discontinued operations, net	—	(2)
Net loss	$(32)	$(2,418)
Net loss attributable to noncontrolling interest	—	6
Net loss attributable to company	$(32)	$(2,412)
Amounts attributable to company shareholders:
Loss from continuing operations	$(32)	$(2,410)
Loss from discontinued operations, net	—	(2)
Net loss attributable to company	$(32)	$(2,412)

Basic and diluted net loss per share attributable to company	$(0.04)	$(2.81)
Basic and diluted weighted average common shares outstanding	867	858
Cash dividends per share	$0.18	$0.18
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2017	2016
Net loss	$(32)	$(2,418)
Other comprehensive income (loss), net of income taxes	2	(1)
Comprehensive loss	$(30)	$(2,419)
Comprehensive loss attributable to noncontrolling interest	—	6
Comprehensive loss attributable to company shareholders	$(30)	$(2,413)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$2,107	$4,009
Receivables (net of allowances for bad debts of $156 and $175)	4,008	3,922
Inventories	2,295	2,275
Prepaid income taxes	555	585
Other current assets	863	886
Total current assets	9,828	11,677
Property, plant and equipment (net of accumulated depreciation of $11,446 and $11,198)	8,415	8,532
Goodwill	2,419	2,414
Deferred income taxes	2,141	1,960
Other assets	2,082	2,417
Total assets	$24,885	$27,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,006	$1,764
Accrued employee compensation and benefits	544	544
Current maturities of long-term debt	97	163
Other current liabilities	1,195	1,552
Total current liabilities	3,842	4,023
Long-term debt	10,812	12,214
Employee compensation and benefits	539	574
Other liabilities	703	741
Total liabilities	15,896	17,552
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,070 shares)	2,674	2,674
Paid-in capital in excess of par value	222	201
Accumulated other comprehensive loss	(452)	(454)
Retained earnings	13,569	14,141
Treasury stock, at cost (202 and 204 shares)	(7,062)	(7,153)
Company shareholders’ equity	8,951	9,409
Noncontrolling interest in consolidated subsidiaries	38	39
Total shareholders’ equity	8,989	9,448
Total liabilities and shareholders’ equity	$24,885	$27,000
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2017	2016
Cash flows from operating activities:
Net loss	$(32)	$(2,418)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation, depletion and amortization	383	346
Payment related to the Macondo well incident	(335)	—
Deferred income tax benefit, continuing operations	(132)	(857)
Impairments and other charges	—	2,766
Changes in assets and liabilities:
Accounts payable	228	(170)
Receivables	(178)	228
Inventories	(18)	34
Other	89	(100)
Total cash flows provided by (used in) operating activities	5	(171)
Cash flows from investing activities:
Capital expenditures	(265)	(234)
Proceeds from sales of property, plant and equipment	41	50
Other investing activities	(13)	(24)
Total cash flows used in investing activities	(237)	(208)
Cash flows from financing activities:
Payments on long-term borrowings	(1,566)	—
Dividends to shareholders	(156)	(154)
Other financing activities	63	77
Total cash flows used in financing activities	(1,659)	(77)
Effect of exchange rate changes on cash	(11)	(28)
Decrease in cash and equivalents	(1,902)	(484)
Cash and equivalents at beginning of period	4,009	10,077
Cash and equivalents at end of period	$2,107	$9,593
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$173	$164
Income taxes	$77	$121
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by U.S. GAAP for annual financial statements and should be read together with our 2016 Annual Report on Form 10-K.

Our accounting policies are in accordance with U.S. GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect:

-	the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and

-	the reported amounts of revenue and expenses during the reporting period.

Ultimate results could differ from our estimates.

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2017, the results of our operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three months ended March 31, 2017 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2017	2016
Revenue:
Completion and Production	$2,604	$2,324
Drilling and Evaluation	1,675	1,874
Total revenue	$4,279	$4,198
Operating income (loss):
Completion and Production	$147	$30
Drilling and Evaluation	122	241
Total operations	269	271
Corporate and other (a)	(66)	(584)
Impairments and other charges	—	(2,766)
Total operating income (loss)	$203	$(3,079)
Interest expense, net of interest income (b)	(242)	(165)
Other, net	(18)	(47)
Loss from continuing operations before income taxes	$(57)	$(3,291)
(a) Includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives, as well as merger-related costs incurred during the three months ended March 31, 2016.
(b) Includes $104 million of costs related to the early extinguishment of $1.4 billion of senior notes in the three months ended March 31, 2017.

Receivables
As of March 31, 2017, 37% of our gross trade receivables were from customers in the United States and 15% were from customers in Venezuela. As of December 31, 2016, 28% of our gross trade receivables were from customers in the United States and 15% were from customers in Venezuela. Other than the United States and Venezuela, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

Venezuela. We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers.

Our total outstanding net trade receivables in Venezuela were $636 million as of March 31, 2017, compared to $610 million as of December 31, 2016, which represents 15% of total company trade receivables for both periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $636 million of receivables in Venezuela as of March 31, 2017, $441 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.

In addition, we currently hold an interest-bearing promissory note with our primary customer in Venezuela with a par value of $200 million, and we have been receiving quarterly interest payments on this note in accordance with the dates outlined in the agreement. See Note 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” for additional information about the promissory note.

Note 3. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $135 million as of March 31, 2017 and $133 million as of December 31, 2016. If the average cost method had been used, total inventories would have been $18 million higher than reported as of March 31, 2017 and $16 million higher as of December 31, 2016. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2017	December 31, 2016
Finished products and parts	$1,448	$1,388
Raw materials and supplies	713	778
Work in process	134	109
Total	$2,295	$2,275

All amounts in the table above are reported net of obsolescence reserves of $265 million as of March 31, 2017 and $263 million as of December 31, 2016.

Note 4. Debt

In March 2017, we used cash on hand to redeem an aggregate principal amount of $1.4 billion of senior notes, which consisted of $400 million of 5.90% senior notes due September 2018 and $1.0 billion of 6.15% senior notes due September 2019. In conjunction with this redemption, we terminated a series of interest rate swaps associated with these senior notes. As a result, we recorded $104 million in costs related to the early extinguishment of debt, which included the redemption premium and a write-off of the remaining original debt issuance costs and debt discount, partially offset by a gain from the termination of the related interest rate swap agreements. These debt extinguishment costs are included in interest expense on our condensed consolidated statement of operations for the three months ended March 31, 2017.

Note 5. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2016	$9,448	$9,409	$39
Retained earnings adjustment for new accounting standard (a)	(384)	(384)	—
Payments of dividends to shareholders	(156)	(156)	—
Stock plans	120	120	—
Other	(9)	(8)	(1)
Comprehensive loss	(30)	(30)	—
Balance at March 31, 2017	$8,989	$8,951	$38
(a) Represents a cumulative-effect adjustment to retained earnings upon our adoption of a new accounting standards update on the income tax consequences of intra-entity transfers of assets other than inventory which was effective January 1, 2017. See Note 9 for further information.

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2015	$15,495	$15,462	$33
Payments of dividends to shareholders	(154)	(154)	—
Stock plans	126	126	—
Other	12	(6)	18
Comprehensive loss	(2,419)	(2,413)	(6)
Balance at March 31, 2016	$13,060	$13,015	$45

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2017. From the inception of this program in February 2006 through March 31, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the three months ended March 31, 2017.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2017	December 31, 2016
Defined benefit and other postretirement liability adjustments	$(314)	$(313)
Cumulative translation adjustments	(80)	(80)
Other	(58)	(61)
Total accumulated other comprehensive loss	$(452)	$(454)

Note 6. Commitments and Contingencies

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

In September 2014, prior to the Phase One Ruling, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement) for an aggregate of $1.1 billion. Certain conditions had to be satisfied before our MDL Settlement became effective. These conditions included, among others, the issuance of a final order of the MDL court approving our MDL Settlement and the resolution of any appeals therefrom. The Court has issued that final approval of our MDL Settlement and the period for appeal has expired. On May 20, 2015, we and BP entered into an agreement to resolve all remaining claims against each other, and pursuant to which BP will defend and indemnify us in future trials for compensatory damages. We have also entered into an agreement with Transocean to dismiss all claims made against each other. During the first quarter of 2017, we made our third and final installment payment of $335 million, and in April 2017, we made our third and final legal fees payment of $33 million. All of our payments with respect to our MDL Settlement have now been made. We believe that there is no additional material financial exposure to us in relation to the Macondo well incident.

Securities and related litigation
In June 2002, a class action lawsuit was commenced against us in federal court alleging violations of the federal securities laws in connection with our change in accounting for revenue on long-term construction projects and related disclosures. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003. As a result of a substitution of lead plaintiffs, the case was styled Archdiocese of Milwaukee Supporting Fund (AMSF) v. Halliburton Company, et al. AMSF has changed its name to Erica P. John Fund, Inc. (the Fund).

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

In April 2005, the court appointed new co-lead counsel and named the Fund the new lead plaintiff, directing that it file a third consolidated amended complaint and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005. In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the Fund to re-plead some of those claims to correct deficiencies in its earlier complaint. In April 2006, the Fund filed its fourth amended consolidated complaint. We filed a motion to dismiss those portions of the complaint that had been re-pled and in March 2007 the court ordered that the case proceed against our CEO and us.

In September 2007, the Fund filed a motion for class certification. The district court issued an order in November 2008 denying the motion for class certification. The Fifth Circuit Court of Appeals affirmed the district court’s order denying class certification. In June 2011, the United States Supreme Court reversed the Fifth Circuit ruling and the case was returned to the lower courts for further consideration.

In January 2012, the district court issued an order certifying the class. In April 2013, the Fifth Circuit affirmed the district court's order. In June 2014, the Supreme Court reversed the Fifth Circuit and held that we were entitled to rebut that presumption of class member reliance by presenting evidence that there was no impact on our stock price from the alleged misrepresentations. The Supreme Court vacated the Fifth Circuit’s decision and remanded for further proceedings consistent with the Supreme Court decision.

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

In December 2016, we reached an agreement in principle to settle this lawsuit, without any admission of liability and subject to approval by the district court. We will fund approximately $54 million of the $100 million settlement fund, and our insurer will fund the balance. As of March 31, 2017, we have accrued a liability of $100 million with an offsetting $46 million insurance receivable on our condensed consolidated balance sheets. Plaintiff’s counsel fees and costs will be awarded from the settlement fund. On March 31, 2017, the district court granted its order preliminarily approving the settlement. The settlement remains subject to final approval of the district court following notice to class members.

The settlement resolves all pending cases other than Magruder v. Halliburton Co., et. al. (the Magruder case). The allegations arise out of the same general events described above, but for a later class period, December 8, 2001 to May 28, 2002. There has been limited activity in the Magruder case. In March 2009, our motion to dismiss was granted, with leave to re-plead; in March 2012, plaintiffs filed an amended complaint and in May 2012, we filed another motion to dismiss, which remains pending. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $49 million as of March 31, 2017 and $50 million as of December 31, 2016. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of March 31, 2017, those eight sites accounted for approximately $4 million of our $49 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 7. Income per Share

Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive shares represent potential common shares which are excluded from the computation of diluted income or loss per share as their impact would be antidilutive.

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2017	2016
Basic weighted average common shares outstanding	867	858
Dilutive effect of awards granted under our stock incentive plans	—	—
Diluted weighted average common shares outstanding	867	858

Antidilutive shares:
Options with exercise price greater than the average market price	4	17
Options which are antidilutive due to net loss position	3	1
Total antidilutive shares	7	18

Note 8. Fair Value of Financial Instruments

At March 31, 2017, we held $92 million of investments in fixed income securities with maturities ranging from less than one year to May 2019, of which $54 million are classified as “Other current assets” and $38 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2016, we also held $92 million of investments in fixed income securities. These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and are recorded at fair value on quoted prices for identical assets in less active markets, which are categorized within level 2 on the fair value hierarchy.

At March 31, 2017 and December 31, 2016, we held an interest-bearing promissory note with our primary customer in Venezuela with a par value of $200 million. The carrying amount of this promissory note was $83 million as of March 31, 2017, which consists of a current portion of $47 million and non-current portion of $36 million, and are classified as “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. The carrying amount as of December 31, 2016 was $70 million. The carrying amounts for both periods approximate fair value. Initial fair value of the promissory note was based on pricing data points for similar assets in an illiquid market and is categorized within level 3 on the fair value hierarchy. We are using an effective interest method to accrete the carrying amount to its par value as it matures. This accretion income is being recorded through “Interest expense, net of interest income” on our condensed consolidated statements of operations.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. During the first quarter of 2017, we terminated a series of our interest rate swaps with a notional amount of $1.4 billion in conjunction with our early redemption of senior notes. We included the gain from the swap termination in our calculation of early debt extinguishment costs. See Note 4 for further information. As of March 31, 2017, we had one remaining interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of our interest rate swaps are included in “Other assets” in our condensed consolidated balance sheets and were immaterial as of March 31, 2017 and December 31, 2016. The fair value of our interest rate swaps are categorized within level 2 on the fair value hierarchy and were determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our long-term debt, including current maturities, is as follows:

	March 31, 2017				December 31, 2016
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Long-term debt	$753	$11,209	$11,962	$10,909	$753	$12,812	$13,565	$12,377

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Our total fair value and carrying value of debt decreased in the first quarter of 2017 due to the early extinguishment of $1.4 billion of senior notes. We have no debt categorized within level 3 on the fair value hierarchy based on unobservable inputs.

Note 9. New Accounting Pronouncements

Standards adopted in 2017

Stock-Based Compensation
On January 1, 2017, we adopted an accounting standards update issued by the Financial Accounting Standards Board (FASB) which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that will have the most impact on our financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than previous accounting of recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. We applied the update prospectively beginning January 1, 2017, and the adoption did not have a material impact on our condensed consolidated financial statements.

Intra-Entity Transfers of Assets
On January 1, 2017, we adopted an accounting standards update issued by the FASB to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. Two common examples of assets included in the scope of this update are intellectual property and property, plant and equipment. The update was applied on a modified retrospective basis resulting in a cumulative-effect adjustment of $384 million recorded directly to retained earnings as of January 1, 2017.

Inventory
On January 1, 2017, we adopted an accounting standards update issued by the FASB which simplifies the measurement of inventory. The update now requires inventory measured using the first in, first out or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update eliminated the requirement to subsequently measure inventory at the lower of cost or market, which could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The adoption of this update did not impact our condensed consolidated financial statements.

Standards not yet adopted

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS). The issuance of this guidance completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

We are currently determining the impacts of the new standard on our contract portfolio. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we are also developing a comprehensive change management project plan to guide the implementation. Our services are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We are still evaluating software contracts within our Landmark Software and Services product service line and long-term contracts requiring integrated project management services within our Consulting and Project Management product service line for potential impact from the new accounting guidance. We currently intend on adopting the new standard utilizing the modified retrospective method that will result in a cumulative effect adjustment as of January 1, 2018.

Leases
In February 2016, the FASB issued an accounting standards update related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. This update will be effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact that this update will have on our condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are a leading provider of services and products to the energy industry. We serve the upstream oil and natural gas industry throughout the lifecycle of the reservoir, from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Activity levels within our operations are significantly impacted by spending on upstream exploration, development and production programs by major, national and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

-
our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Pipeline and Process Services, Multi-Chem and Artificial Lift.

-
our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill and optimize their well construction activities. The segment consists of Baroid, Sperry Drilling, Wireline and Perforating, Drill Bits and Services, Landmark Software and Services, Testing and Subsea, and Consulting and Project Management.

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

Financial results
Market conditions continued to impact our business during the first quarter of 2017 marked by the rapid increase in North American land rig count, while continued cyclical headwinds and seasonal pressures affected the international markets. The North America market continues to improve, with the United States land rig count for the first quarter of 2017 having increased 27% from the fourth quarter of 2016, which resulted in sequential revenue growth of 24% in the North America region. However, the international markets have been slower to recover and continue to face pricing pressure and activity declines, while customers defer new projects and focus on lowering costs. We believe the cost challenges are part of the evolution of the cycle and believe that we are positioned to provide long-term profitable opportunities with our margin-focused strategy.

We generated total company revenue of $4.3 billion during the first quarter of 2017, a 2% increase from the $4.2 billion of revenue generated in the first quarter of 2016. This slight increase resulted from rising pressure pumping services and drilling activity in the United States land market offset by lower pricing and activity across the international markets. We reported operating income of $203 million in the first quarter of 2017, compared to operating loss of $3.1 billion in the first quarter of 2016, which included $2.8 billion of company-wide impairments and other charges and $538 million of merger-related costs. Our operating results are now benefiting from the structural global cost savings initiatives implemented during the market downturn.

We made the decision to bring back cold-stacked equipment more rapidly than originally planned because of customer demand, thus forgoing short-term margin increases to maintain our market share. However, we are not pursuing market share at the cost of pricing. We believe that maximizing our profitability in the long term starts with stabilizing our market share. Given the significant level of customer demand we are experiencing, we are able to add equipment and improve our margins by putting this equipment to work at leading edge pricing. As a result of this reactivation of equipment, we hired approximately 2,000 employees in the United States in the first quarter, incurring additional personnel and training costs. We believe we are well-positioned to see an acceleration of our margins towards the end of 2017 because of our strategy to preserve the market share we gained during the downturn.

Business outlook
While the past two years were challenging as we navigated through this historic industry downturn, we believe our results have begun to reflect our successful execution in a difficult environment and that our strategy has positioned us for the challenges and opportunities ahead. Commodity prices and the North America rig count have improved substantially from first half 2016 lows, and we believe we are well positioned to benefit from the impending market recovery given our improved market share, delivery platform and cost containment strategies.

In North America, stabilizing commodity prices and growing rig counts have resulted in a rapidly recovering market, particularly in United States unconventionals. Our customers remain focused on lowering cost and producing more barrels of oil equivalent. We are continuing to collaborate and engineer solutions to maximize asset value for our customers and will continue to take advantage of the recent rig count growth by focusing on increasing equipment utilization, managing costs and expanding our surface efficiency model. Additionally, we gained significant North America market share through the downturn by demonstrating to our customers the benefits of our efficiency and technology, coming out of the downturn with our highest North America market share in history. We have been utilizing this increased market share to drive margin improvement. The historically high level of market share we built in the downturn gives us the ability to focus our work with the most efficient customers and, as such, we continued to execute our strategy of high grading the profitability of our portfolio with customers that value our services. We will continue to reactivate our equipment at leading edge pricing and maintain our focus on execution and service quality.

While the North America market has begun to recover, the international downswing continues to persist. The international markets have been more resilient than North America through most of the downturn, particularly in the Eastern Hemisphere, but pricing and activity levels remain under pressure. Low commodity prices have stressed customer budgets and have impacted economics across deepwater and mature field markets, which led to decreased activity and pricing in the first quarter of 2017, coupled with seasonal and cyclical headwinds, leading to revenue declines and stressed margins in all of our international regions. While we are working with our customers to improve project economics through technology and improved operating efficiency, we continue to anticipate headwinds, and we do not expect to see an inflection point for revenue and margin improvements in the international markets until the latter part of 2017. Due to the longer investment cycles and contractual nature of the international markets, we expect revenue and margins to continue to be under pressure throughout 2017 until the markets fully stabilize. While we believe the first quarter of 2017 represents the bottom in the Eastern Hemisphere rig count, the full year average rig count for 2017 will likely be only marginally higher than the full year average rig count for 2016. In Latin America, we experienced sequential improvement in revenue from activity in Brazil and Mexico. This region is slowly showing signs of improvement but there are significant headwinds that must be overcome for a full recovery. Venezuela continues to experience significant political and economic turmoil.

We have maintained capital discipline and adjusted to market conditions during the market downturn over the past two years. During the first quarter of 2017, we had $265 million of capital expenditures, an increase of 13% from the first quarter of 2016. We plan to continue adjusting capital spending during 2017 to align with market conditions. We will continue executing our deployment strategy of converting our hydraulic fracturing fleet to Q10 pumps to support our surface efficiency model and reactivating our cold-stacked pressure pumping equipment to respond to customer demand as long as the economics make sense. While near-term production increases could moderate the pace of activity increases in the second half of the year, we believe there is sufficient demand for the equipment we are bringing into the market. As we look at the second half of the year, we are assessing our options for continued redeployment beyond our current plans but have made no decisions.

As a result of the actions we have taken over the past few years, we believe we are well positioned for the potential market recovery and will scale up our delivery platform by addressing our product service lines one step at a time through a combination of organic growth, investment and selective acquisitions. We are continuing to execute the following strategies in 2017:
- directing capital and resources into strategic growth markets, including unconventional plays and mature fields;

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In the first quarter of 2017, we redeemed an aggregate principal amount of $1.4 billion of senior notes, which consisted of $400 million due in 2018 and $1.0 billion due in 2019. We also made the final installment payment of $335 million related to the settlement reached for the Macondo well incident, closing the quarter at $2.1 billion of cash and equivalents. This represents a $1.9 billion reduction in our cash position from December 31, 2016. We also have $3.0 billion available under our revolving credit facility which, with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $2.1 billion of cash and equivalents, compared to $4.0 billion at December 31, 2016. Additionally, we held $92 million of investments in fixed income securities at March 31, 2017 and December 31, 2016. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $1.7 billion of our total cash position as of March 31, 2017 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States to fund our U.S. operations or for general corporate purposes, with a portion subject to certain country-specific restrictions. We have provided for U.S. federal income taxes on cumulative undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

Significant sources and uses of cash
Sources of cash:
- Cash flows from operating activities were $5 million during the first three months of 2017.
- We improved working capital (receivables, inventories and accounts payable) by a net $32 million during the first three months of 2017, driven by efficient working capital management.
Uses of cash:
- We early redeemed $1.4 billion of senior notes during the first three months of 2017, which resulted in a payment of approximately $1.5 billion, inclusive of the redemption premium.
- We made the final installment settlement payment related to the Macondo well incident in the amount of $335 million during the first three months of 2017.
- Capital expenditures were $265 million in the first three months of 2017, and were predominantly made in our Production Enhancement, Production Solutions, Sperry Drilling, Baroid, and Wireline and Perforating product service lines.
- We paid $156 million in dividends to our shareholders during the first three months of 2017.

Future sources and uses of cash
We manufacture our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. The capital expenditures plan for 2017 is primarily directed towards our Production Enhancement, Sperry Drilling, Production Solutions, Wireline and Perforating, and Baroid product service lines. This includes reactivating some of our cold-stacked pressure pumping equipment and continuing to convert our hydraulic fracturing fleet to Q10 pumps to support our surface efficiency strategy. While near term production increases could moderate the pace of activity increases in the second half of the year, we believe there is sufficient demand for the equipment we are bringing into the market.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $156 million. Subject to the approval of our Board of Directors, our intention is to continue paying dividends at our current rate.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2017 and may be used for open market and other share purchases. There were no repurchases made under the program during the three months ended March 31, 2017.

We expect to receive a United States tax refund in the amount of approximately $534 million during the second half of 2017, primarily related to the carryback of our net operating losses recognized in 2016.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2017, we had $2.1 billion of cash and equivalents, $92 million in fixed income investments, and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2017, including capital expenditures, scheduled debt maturities, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a negative outlook.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2017, based upon the location of the services provided and products sold, 49% of our consolidated revenue was from the United States, compared to 41% of consolidated revenue from the United States in the first three months of 2016. No other country accounted for more than 10% of our revenue during these periods.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2017	2016	2016
Oil price - WTI (1)	$51.77	$33.18	$43.14
Oil price - Brent (1)	53.68	33.70	43.55
Natural gas price - Henry Hub (2)	3.01	2.00	2.52

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2017	2016	2016
United States:
Land	722	524	486
Offshore (incl. Gulf of Mexico)	20	27	23
Total	742	551	509
Canada:
Land	294	170	128
Offshore	1	3	2
Total	295	173	130
International (excluding Canada):
Land	738	790	734
Offshore	201	226	221
Total	939	1,016	955
Worldwide total	1,976	1,740	1,594
Land total	1,754	1,484	1,348
Offshore total	222	256	246

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2017	2016	2016
United States (incl. Gulf of Mexico):
Oil	594	441	409
Natural gas	148	110	100
Total	742	551	509
Canada:
Oil	162	82	63
Natural gas	133	91	67
Total	295	173	130
International (excluding Canada):
Oil	718	770	726
Natural gas	221	246	229
Total	939	1,016	955
Worldwide total	1,976	1,740	1,594
Oil total	1,474	1,293	1,198
Natural gas total	502	447	396

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2017	2016	2016
United States (incl. Gulf of Mexico):
Horizontal	610	435	400
Vertical	69	63	60
Directional	63	53	49
Total	742	551	509

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Commodity prices have increased from the low point experienced in early 2016 to highs of $54 per barrel and $55 per barrel in December 2016 for WTI and Brent, respectively.

WTI and Brent crude oil spot prices had a monthly average in March 2017 of $49 per barrel and $52 per barrel, respectively. As crude oil production rose in the United States in early March, crude oil prices declined as crude oil inventories increased to a multi-decade high. The price declined even though the Organization of the Petroleum Exporting Countries (OPEC) and some non-OPEC producers voluntarily cut crude oil production in the first quarter of 2017. However, the United States Energy Information Administration (EIA) does predict the market to maintain balance in 2017, forecasting the average Brent crude oil spot price at $54 per barrel in their April 2017 "Short Term Energy Outlook," while WTI prices are projected to average about $2 less per barrel. Crude oil production in the United States is now projected to average 9.2 million barrels per day in 2017, a 3% increase from 2016. The International Energy Agency's (IEA) April 2017 "Oil Market Report" forecasts the 2017 global demand to average approximately 97.9 million barrels per day, which is up 1% from 2016, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The average Henry Hub natural gas price in the United States was $2.88 per MMBtu in March 2017, a decrease of $0.71 per MMBtu, or 20%, from December 2016, driven by unseasonably warm temperatures during January and February. However, natural gas prices have risen approximately 66% since March 2016 due to increased demand for natural gas to fuel electricity generation in addition to lower inventory levels, which was caused by production declines and higher exports. The EIA April 2017 “Short Term Energy Outlook” expects exports to increase more than production, which would move inventories closer to the five-year average, resulting in rising natural gas prices to a projected EIA average of $3.10 per MMBtu in 2017.

North America operations
While the United States land average rig count for the first quarter has dropped 62% since its peak in November 2014, the rig count has begun to rebound in line with the commodity price environment. The United States land rig count continued its rapid increase in the first quarter of 2017, with a 27% improvement over the fourth quarter of 2016 and 38% improvement over the first quarter of 2016. North America oil-directed rig count increased 233 rigs, or 45%, in the first quarter of 2017 as compared to the first quarter of 2016, while the natural gas-directed rig count in North America increased 80 rigs, or 40%, during the same period. As a result of the recent uptick in activity and the structural changes to our delivery platform we made during this down cycle, we returned to operating profitability in North America in the fourth quarter of 2016 and first quarter of 2017 after recording operating losses in the first three quarters of 2016.

In the Gulf of Mexico, the average offshore rig count for the first quarter of 2017 was down 26% compared to the first quarter of 2016. Low commodity prices have stressed budgets and have impacted economics across the deepwater market, which has led to decreased activity and pricing throughout 2016. These headwinds still persist today. We believe there will continue to be challenges in 2017 on deepwater project economics. Additionally, activity in the Gulf of Mexico is dependent on, among the factors described above, governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the first quarter of 2017 decreased by 8% compared to the first quarter of 2016. Depressed crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. In Latin America, the rig count hit a 15-year low across the region during 2016, and Venezuela continues to experience significant political and economic turmoil. Latin America is slowly showing signs of improvement, but there are significant headwinds that must be overcome to obtain a full recovery. For the Eastern Hemisphere, while we believe the first quarter represents the bottom of the rig count, the full year average rig count for 2017 will likely be only marginally higher than the full year average rig count for 2016. Further, due to the longer term contractual nature of international markets and the level of continuing price pressure, we expect discounts will offset activity gains over the near term.

Venezuela. The Venezuelan government currently has a dual-rate foreign exchange system: (i) the DIPRO, which represents a protected rate of 10.0 Bolívares per United States dollar made available for vital imports such as food, medicine and raw materials for production; and (ii) the DICOM, which is intended to be a free floating system that will fluctuate according to market supply and demand. The DICOM had a market rate of 708 Bolívares per United States dollar at March 31, 2017. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares. The continued devaluation of the Bolívar under the DICOM did not materially affect our financial statements for the three months ended March 31, 2017.

As of March 31, 2017, our total net investment in Venezuela was approximately $834 million, with only $6 million of net monetary liabilities denominated in Bolívares, and we had an additional $39 million of surety bond guarantees outstanding relating to our Venezuelan operations.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Additionally, we routinely monitor the financial stability of our customers.

Our total outstanding net trade receivables in Venezuela were $636 million as of March 31, 2017, compared to $610 million as of December 31, 2016, which represents 15% of total company trade receivables for both periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $636 million of receivables in Venezuela as of March 31, 2017, $441 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets.

In addition, we currently hold an interest-bearing promissory note with our primary customer in Venezuela with a par value of $200 million. This instrument provides a more defined schedule around the timing of payments, while generating a return while we await payment. We are using an effective interest method to accrete the carrying amount to its par value as it matures. We have been receiving quarterly interest payments on this note in accordance with the dates outlined in the agreement, and the carrying amount of the note was $83 million as of March 31, 2017.

For additional information, see Part I, Item 1(a), “Risk Factors” in our 2016 Annual Report on Form 10-K.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$2,604	$2,324	$280	12%
Drilling and Evaluation	1,675	1,874	(199)	(11)
Total revenue	$4,279	$4,198	$81	2%

By geographic region:
North America	$2,231	$1,794	$437	24%
Latin America	463	541	(78)	(14)
Europe/Africa/CIS	604	778	(174)	(22)
Middle East/Asia	981	1,085	(104)	(10)
Total revenue	$4,279	$4,198	$81	2%

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$147	$30	$117	390%
Drilling and Evaluation	122	241	(119)	(49)
Total	269	271	(2)	(1)%
Corporate and other	(66)	(584)	518	89
Impairments and other charges	—	(2,766)	2,766	—
Total operating income (loss)	$203	$(3,079)	$3,282	—

Consolidated revenue was $4.3 billion in the first three months of 2017, an increase of $81 million, or 2%, as compared to the first three months of 2016, primarily due to increased North America stimulation activity, partially offset by reduced drilling activity on a global basis. Revenue from North America was 52% of consolidated revenue in the first three months of 2017, compared to 43% of consolidated revenue in the first three months of 2016, which reflects the rapid increase in activity our North America operations are experiencing as it relates to the recovery of the energy market.

Consolidated operating income was $203 million in the first three months of 2017 driven by significant increases in pressure pumping activity in North America and consulting and project management in Latin America. This compares to an operating loss of $3.1 billion during the first three months of 2016, in part due to the negative impact of $2.8 billion of impairments and other charges and $538 million of merger-related costs.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first three months of 2017 was $2.6 billion, an increase of $280 million, or 12%, from the first three months of 2016. Operating income in the first three months of 2017 was $147 million, compared to $30 million in the first three months of 2016. These increases were primarily due to improved pressure pumping pricing and utilization in the United States land market. International revenue declined as a result of reduced completion tool sales across all regions.

Drilling and Evaluation
Drilling and Evaluation revenue in the first three months of 2017 was $1.7 billion, a decrease of $199 million, or 11%, from the first three months of 2016. Operating income in the first three months of 2017 was $122 million, a decrease of $119 million, or 49%, compared to the first three months of 2016. These reductions were experienced globally across the majority of our product service lines, particularly reduced drilling services, logging services, software sales and offshore activity in the international regions, partially offset by an increase in project management in Latin America.

GEOGRAPHIC REGIONS

North America
North America revenue in the first three months of 2017 was $2.2 billion, a 24% increase compared to the first three months of 2016, relative to a 43% increase in average North America rig count. These results were driven by improved customer demand in our United States land sector with increased pricing and utilization, primarily related to pressure pumping services.

Latin America
Latin America revenue in the first three months of 2017 was $463 million, a 14% reduction compared to the first three months of 2016, primarily due to decreased activity in production solutions and drilling activity in Mexico, Argentina and Venezuela, and reduced stimulation activity in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first three months of 2017 was $604 million, a 22% decrease from the first three months of 2016, primarily from reduced drilling and logging activity in Angola and a decline in well completion services in Angola, Algeria and the North Sea as a result of continued cyclical headwinds for both activity and pricing across the area.

Middle East/Asia
Middle East/Asia revenue in the first three months of 2017 was $981 million, a 10% decrease from the first three months of 2016, due to decreased drilling activity and pressure pumping services across the region, and reduced logging services in Asia Pacific.

OTHER OPERATING ITEMS

Corporate and other expenses were $66 million in the first three months of 2017 compared to $584 million in the first three months of 2016. During the first three months of 2016, we incurred $538 million of merger-related costs, of which $464 million related to the reversal of assets held for sale accounting.

NONOPERATING ITEMS

Interest expense, net was $242 million in the first three months of 2017, as compared to $165 million in the first three months of 2016. This increase was primarily due to $104 million in costs related to the early extinguishment of $1.4 billion of senior notes. See Note 4 to the condensed consolidated financial statements for further information.

Effective tax rate. Our effective tax rate on continuing operations for the quarter ended March 31, 2017 and March 31, 2016 was 44.2% and 26.6%, respectively. The effective tax rates in both periods were impacted by the geographic mix of earnings for the respective period. The effective tax rate for March 31, 2016 was also impacted by the establishment of a valuation allowance on certain deferred tax assets equaling $112 million as well as the tax effects of impairments and other charges recorded during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2016.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in Part I, Item 1(a), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	122,557	$54.94	—	$5,700,004,373
February 1 - 28	19,146	$54.41	—	$5,700,004,373
March 1 - 31	9,250	$49.34	—	$5,700,004,373
Total	150,953	$54.53	—

(a)
All of the 150,953 shares purchased during the three-month period ended March 31, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2017. From the inception of this program in February 2006 through March 31, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*†	10.1	Executive Agreement (Anne Lyn Beaty).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Robb L. Voyles	/s/ Charles E. Geer, Jr.
Robb L. Voyles	Charles E. Geer, Jr.
Executive Vice President, Interim Chief Financial Officer,	Vice President and
Secretary and General Counsel	Corporate Controller

Date: April 28, 2017