Form 10-Q
period 2017-06-30
HALLIBURTON CO
filed 2017-07-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

As of July 21, 2017, there were 871,595,410 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2017	2016	2017	2016
Revenue:
Services	$3,702	$2,640	$6,853	$5,625
Product sales	1,255	1,195	2,383	2,408
Total revenue	4,957	3,835	9,236	8,033
Operating costs and expenses:
Cost of services	3,453	2,777	6,556	5,733
Cost of sales	1,021	955	1,939	1,924
Impairments and other charges	262	423	262	3,189
General and administrative	75	41	130	89
Merger-related costs and termination fee	—	3,519	—	4,057
Total operating costs and expenses	4,811	7,715	8,887	14,992
Operating income (loss)	146	(3,880)	349	(6,959)
Interest expense, net of interest income of $28, $10, $51 and $20	(121)	(196)	(363)	(361)
Other, net	(26)	(31)	(44)	(78)
Loss from continuing operations before income taxes	(1)	(4,107)	(58)	(7,398)
Income tax benefit	29	902	54	1,777
Income (loss) from continuing operations	28	(3,205)	(4)	(5,621)
Loss from discontinued operations, net	—	—	—	(2)
Net income (loss)	$28	$(3,205)	$(4)	$(5,623)
Net (income) loss attributable to noncontrolling interest	—	(3)	—	3
Net income (loss) attributable to company	$28	$(3,208)	$(4)	$(5,620)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$28	$(3,208)	$(4)	$(5,618)
Loss from discontinued operations, net	—	—	—	(2)
Net income (loss) attributable to company	$28	$(3,208)	$(4)	$(5,620)

Basic and diluted net income (loss) per share	$0.03	$(3.73)	$—	$(6.54)
Basic weighted average common shares outstanding	869	860	868	859
Diluted weighted average common shares outstanding	871	860	868	859
Cash dividends per share	$0.18	$0.18	$0.36	$0.36
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2017	2016	2017	2016
Net income (loss)	$28	$(3,205)	$(4)	$(5,623)
Other comprehensive income, net of income taxes	2	3	4	2
Comprehensive income (loss)	$30	$(3,202)	$—	$(5,621)
Comprehensive (income) loss attributable to noncontrolling interest	—	(3)	—	3
Comprehensive income (loss) attributable to company shareholders	$30	$(3,205)	$—	$(5,618)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$2,139	$4,009
Receivables (net of allowances for bad debts of $156 and $175)	4,385	3,922
Inventories	2,283	2,275
Prepaid income taxes	557	585
Other current assets	896	886
Total current assets	10,260	11,677
Property, plant and equipment (net of accumulated depreciation of $11,708 and $11,198)	8,374	8,532
Goodwill	2,407	2,414
Deferred income taxes	2,232	1,960
Other assets	2,052	2,417
Total assets	$25,325	$27,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,166	$1,764
Accrued employee compensation and benefits	583	544
Short-term borrowings and current maturities of long-term debt	336	170
Other current liabilities	983	1,545
Total current liabilities	4,068	4,023
Long-term debt	10,816	12,214
Employee compensation and benefits	550	574
Other liabilities	938	741
Total liabilities	16,372	17,552
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,070 shares)	2,673	2,674
Paid-in capital in excess of par value	131	201
Accumulated other comprehensive loss	(450)	(454)
Retained earnings	13,441	14,141
Treasury stock, at cost (199 and 204 shares)	(6,878)	(7,153)
Company shareholders’ equity	8,917	9,409
Noncontrolling interest in consolidated subsidiaries	36	39
Total shareholders’ equity	8,953	9,448
Total liabilities and shareholders’ equity	$25,325	$27,000
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2017	2016
Cash flows from operating activities:
Net loss	$(4)	$(5,623)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation, depletion and amortization	769	742
Payment related to the Macondo well incident	(368)	(33)
Impairments and other charges	262	3,189
Deferred income tax benefit, continuing operations	(216)	(1,516)
Changes in assets and liabilities:
Receivables	(615)	369
Accounts payable	398	(510)
Inventories	(5)	213
Other	130	(634)
Total cash flows provided by (used in) operating activities	351	(3,803)
Cash flows from investing activities:
Capital expenditures	(592)	(447)
Proceeds from sales of property, plant and equipment	76	114
Other investing activities	(29)	(60)
Total cash flows used in investing activities	(545)	(393)
Cash flows from financing activities:
Payments on long-term borrowings	(1,623)	(2,525)
Dividends to shareholders	(312)	(309)
Borrowings on short-term debt, net	232	13
Other financing activities	62	89
Total cash flows used in financing activities	(1,641)	(2,732)
Effect of exchange rate changes on cash	(35)	(41)
Decrease in cash and equivalents	(1,870)	(6,969)
Cash and equivalents at beginning of period	4,009	10,077
Cash and equivalents at end of period	$2,139	$3,108
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$318	$344
Income taxes	$176	$280
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2016 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2017, the results of our operations for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and six months ended June 30, 2017 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2017	2016	2017	2016
Revenue:
Completion and Production	$3,132	$2,114	$5,736	$4,438
Drilling and Evaluation	1,825	1,721	3,500	3,595
Total revenue	$4,957	$3,835	$9,236	$8,033
Operating income (loss):
Completion and Production	$397	$(32)	$544	$(2)
Drilling and Evaluation	125	154	247	395
Total operations	522	122	791	393
Corporate and other (a)	(114)	(3,579)	(180)	(4,163)
Impairments and other charges	(262)	(423)	(262)	(3,189)
Total operating income (loss)	$146	$(3,880)	$349	$(6,959)
Interest expense, net of interest income	(121)	(196)	(363)	(361)
Other, net	(26)	(31)	(44)	(78)
Loss from continuing operations before income taxes	$(1)	$(4,107)	$(58)	$(7,398)
(a) Includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives, as well as merger-related costs and termination fee incurred during the three and six months ended June 30, 2016.

Receivables
As of June 30, 2017, 41% of our gross trade receivables were from customers in the United States and 9% were from customers in Venezuela. As of December 31, 2016, 28% of our gross trade receivables were from customers in the United States and 15% were from customers in Venezuela. Other than the United States and Venezuela, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

We routinely monitor the financial stability of our customers, and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

Venezuela. Although we have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, our outstanding receivables are not disputed, and we continue to believe that they are collectable. In assessing the collectability of these receivables, we considered our historical collection experience with this customer, including both payments received prior to this historical industry downturn and continued collections at reduced levels during the downturn, and the fact that we have not historically had material write-offs relating to this customer. We also took into account the continued importance to the Venezuelan economy of oil production, our strategic relationship with this customer, our current activity levels and our current intention to continue to provide services to this customer, and an evaluation of this customer’s financial solvency. We also incorporated assumptions regarding potential future events based on market pricing data points. We are actively managing our relationship with this customer, with ongoing dialogue between key executives of both companies, including discussions regarding this customer's intention to pay long-aged trade receivables.

In the second quarter of 2016, we exchanged $200 million of accounts receivables with our primary customer in Venezuela for an interest-bearing promissory note with a par value of the same amount. We recognized a pre-tax loss on the exchange of $148 million, representing the difference between the par value and fair market value of the note. We are accreting the carrying amount of the note to its par value, this customer has made all scheduled interest payments, and the carrying amount of this note is $98 million as of June 30, 2017. In addition, we currently expect to exchange an additional $375 million of outstanding accounts receivable with this customer for an interest-bearing promissory note with a par value of the same amount. As such, we recognized a pre-tax loss of $262 million in the second quarter of 2017 for a fair market value adjustment related to this expected exchange within "Impairments and other charges" on our condensed consolidated statements of operations. Although we recognized these fair value adjustments, we intend to hold both notes to maturity and collect the entire principal amounts. While we made a business decision during the second quarter of 2017 to convert certain accounts receivable to notes, we have the intent and ability to hold all remaining receivables in Venezuela until collection. We do not intend to accept further notes as payment if offered, and we will continue to monitor political and economic conditions in Venezuela.

We continue to believe our Venezuela receivables are collectable, with appropriate classification between short-term and long-term on our condensed consolidated balance sheets. While we have continued to experience delays in collecting payments on outstanding receivables in Venezuela, we have collected approximately $600 million on receivables in Venezuela since this historic industry downturn began in late 2014. We believe our collectability assumptions to be reasonable according to the current facts and circumstances. However, differences in actual experience or changes in facts and circumstances may materially affect our financial position or results of operations. Our assumptions and related judgments are sensitive to the political and economic conditions in Venezuela. If conditions in Venezuela worsen or if low commodity prices persist for an extended period of time, we may be required to record adjustments to our receivables balance. Our financial results can be affected by adjustments to these receivables, including any allowance for bad debts, actual write-offs of uncollectable amounts that differ from estimated amounts, fair value adjustments on existing receivables, and potential defaults on the promissory notes we hold.

Subsequent to the fair market value adjustment associated with the expected promissory note exchange, our total outstanding net trade receivables in Venezuela were $399 million as of June 30, 2017, compared to $610 million as of December 31, 2016. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $399 million of receivables in Venezuela as of June 30, 2017, $186 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. See Note 7 for additional information about the promissory notes and Part II, Item 1(a), “Risk Factors,” for additional information on risks associated with our operations in Venezuela, including recent sanctions imposed on a current employee of our primary customer in Venezuela which could delay or prevent our ability to execute the expected promissory note exchange.

Note 3. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $153 million as of June 30, 2017 and $133 million as of December 31, 2016. If the average cost method had been used, total inventories would have been $21 million higher than reported as of June 30, 2017 and $16 million higher as of December 31, 2016. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2017	December 31, 2016
Finished products and parts	$1,454	$1,388
Raw materials and supplies	695	778
Work in process	134	109
Total	$2,283	$2,275

All amounts in the table above are reported net of obsolescence reserves of $262 million as of June 30, 2017 and $263 million as of December 31, 2016.

Note 4. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2016	$9,448	$9,409	$39
Retained earnings adjustment for new accounting standard (a)	(384)	(384)	—
Payments of dividends to shareholders	(312)	(312)	—
Stock plans	239	239	—
Other	(38)	(35)	(3)
Balance at June 30, 2017	$8,953	$8,917	$36
(a) Represents a cumulative-effect adjustment to retained earnings upon our adoption of a new accounting standards update on the income tax consequences of intra-entity transfers of assets other than inventory which was effective January 1, 2017. See Note 8 for further information.

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2015	$15,495	$15,462	$33
Payments of dividends to shareholders	(309)	(309)	—
Stock plans	244	244	—
Other	(32)	(45)	13
Comprehensive loss	(5,621)	(5,618)	(3)
Balance at June 30, 2016	$9,777	$9,734	$43

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2017. From the inception of this program in February 2006 through June 30, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the six months ended June 30, 2017.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2017	December 31, 2016
Defined benefit and other postretirement liability adjustments	$(313)	$(313)
Cumulative translation adjustments	(79)	(80)
Other	(58)	(61)
Total accumulated other comprehensive loss	$(450)	$(454)

Note 5. Commitments and Contingencies

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

In September 2014, prior to the Phase One Ruling, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement) for an aggregate of $1.1 billion. Certain conditions had to be satisfied before our MDL Settlement became effective. These conditions included, among others, the issuance of a final order of the MDL court approving our MDL Settlement and the resolution of any appeals therefrom. The Court has issued that final approval of our MDL Settlement and the period for appeal has expired. On May 20, 2015, we and BP entered into an agreement to resolve all remaining claims against each other, and pursuant to which BP will defend and indemnify us in future trials for compensatory damages. We have also entered into an agreement with Transocean to dismiss all claims made against each other. During the first quarter of 2017, we made our third and final installment payment of $335 million, and during the second quarter of 2017, we made our third and final legal fees payment of $33 million. All of our payments with respect to our MDL Settlement have now been made. We believe that there is no additional material financial exposure to us in relation to the Macondo well incident.

Securities and related litigation
In June 2002, a class action lawsuit was commenced against us in federal court alleging violations of the federal securities laws in connection with our change in accounting for revenue on long-term construction projects and related disclosures. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003. As a result of a substitution of lead plaintiffs, the case was styled Archdiocese of Milwaukee Supporting Fund (AMSF) v. Halliburton Company, et al. AMSF has changed its name to Erica P. John Fund, Inc. (the Fund). In June 2003, the plaintiffs filed a second amended consolidated complaint that included claims arising out of our 1998 acquisition of Dresser Industries, Inc. and our disclosures and reserves relating to our asbestos liability exposure.

In December 2016, we reached an agreement in principle to settle this lawsuit, without any admission of liability and subject to approval by the district court. On March 31, 2017, the district court issued an order preliminarily approving the settlement. The settlement remains subject to final approval of the district court following notice to class members. During the second quarter of 2017, we paid approximately $54 million of the $100 million settlement fund, and our insurer paid the balance. Plaintiff’s counsel fees and costs will be awarded from the settlement fund.

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

Investigations
In December 2010, we received an anonymous e-mail alleging that certain current and former employees violated our Code of Business Conduct (COBC) and the Foreign Corrupt Practices Act (FCPA), principally through the use of an Angolan vendor to satisfy local content requirements. We notified the Department of Justice (DOJ) and initiated an internal investigation. The investigation was later expanded to include unrelated matters concerning a third-party customs agent in Angola and third-party customs and visa agents in Iraq. The DOJ and the Securities and Exchange Commission (SEC) also conducted investigations into these matters and we cooperated in those investigations.

In June 2017, we reached a preliminary understanding with the SEC staff to resolve the SEC's investigation. On July 27, 2017, the Commissioners of the SEC formally approved this settlement. To settle the investigation, we, without admitting or denying any of the factual findings, have consented to the entry of an administrative order stating that in connection with the use of a local content provider in Angola, we violated the books and records and internal controls provisions of the FCPA. We agreed to make a total payment of approximately $29 million for disgorgement, prejudgment interest, and a civil penalty and to engage an independent consultant to review aspects of our compliance program in Africa. Accordingly, we have recorded in the second quarter of 2017 a loss contingency of $29 million.

Separately, the DOJ has advised us that it has completed its investigation and will not be taking any action regarding these matters.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $46 million as of June 30, 2017 and $50 million as of December 31, 2016. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2017, those eight sites accounted for approximately $4 million of our $46 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 6. Income per Share

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2017	2016	2017	2016
Basic weighted average common shares outstanding	869	860	868	859
Dilutive effect of awards granted under our stock incentive plans	2	—	—	—
Diluted weighted average common shares outstanding	871	860	868	859

Antidilutive shares:
Options with exercise price greater than the average market price	8	11	5	14
Options which are antidilutive due to net loss position	—	2	3	1
Total antidilutive shares	8	13	8	15

Note 7. Fair Value of Financial Instruments

At June 30, 2017, we held $102 million of investments in fixed income securities with maturities ranging from less than one year to July 2020, of which $65 million are classified as “Other current assets” and $37 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2016, we also held $92 million of investments in fixed income securities. These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and are recorded at fair value on quoted prices for identical assets in less active markets, which are categorized within level 2 on the fair value hierarchy.

At June 30, 2017 and December 31, 2016, we held an interest-bearing promissory note with our primary customer in Venezuela with a par value of $200 million. The carrying amount of this promissory note was $98 million as of June 30, 2017, consisting of a current portion of $67 million and non-current portion of $31 million, which are classified as “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. The carrying amount as of December 31, 2016 was $70 million. The carrying amounts for both periods approximate fair value. Initial fair value of the promissory note was based on pricing data points for similar assets in an illiquid market and is categorized within level 3 on the fair value hierarchy. We are using an effective interest method to accrete the carrying amount to its par value as it matures. This accretion income is being recorded through “Interest expense, net of interest income” on our condensed consolidated statements of operations.

During the second quarter of 2017, we recognized a pre-tax loss of $262 million for a fair market value adjustment related to an expected exchange of $375 million of our accounts receivable with our primary customer in Venezuela for an additional interest-bearing promissory note with a par value of the same amount. We determined fair value based on pricing data points for similar notes in an illiquid market which is categorized within level 3 on the fair value hierarchy. See Note 2 for further discussion.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. During the first quarter of 2017, we terminated a series of our interest rate swaps with a notional amount of $1.4 billion in conjunction with our early redemption of senior notes. We included the gain from the swap termination in our calculation of early debt extinguishment costs. As of June 30, 2017, we had one remaining interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of our interest rate swaps as of June 30, 2017 and December 31, 2016 are included in “Other assets” in our condensed consolidated balance sheets and were immaterial. The fair value of our interest rate swaps are categorized within level 2 on the fair value hierarchy and were determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2017				December 31, 2016
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$572	$11,738	$12,310	$11,152	$753	$12,812	$13,565	$12,384

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Our total fair value and carrying value of debt decreased during the six months ended June 30, 2017 primarily due to the early extinguishment of $1.4 billion of senior notes. Additionally, differences between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when transactions are executed. We have no debt categorized within level 3 on the fair value hierarchy based on unobservable inputs.

Note 8. New Accounting Pronouncements

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

Standards not yet adopted

Revenue Recognition
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. The standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

Note 9. Subsequent Events

In July 2017, we acquired three businesses, Summit ESP, Ingrain Inc., and Optimization Petroleum Technology. Summit is a leading provider of electric submersible pumps, and related technology and services. Ingrain specializes in the analysis of complex rock types and has developed and brought to market unique capabilities in rock physics. Optimization Petroleum Technology is a software and consulting company focused on production engineering and operations. The additions of these three businesses strengthen our artificial lift, wireline, and Landmark portfolios for our global customers.

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

Financial results
Market conditions continued to impact our business during the second quarter of 2017, marked by the continued increase in North American land rig count, while ongoing cyclical headwinds affected the international markets. Our North American business continued to improve in the second quarter of 2017, with revenue growth of 24% from the first quarter of 2017, compared to the average United States land rig count sequential increase of 21%. However, the international markets have been slower to recover and continue to face pricing pressure while customers defer new projects and focus on lowering costs. We are actively managing our cost while protecting our international position in anticipation of the eventual market recovery.

We generated total company revenue of $5.0 billion during the second quarter of 2017, a 29% increase from the $3.8 billion of revenue generated in the second quarter of 2016. This increase resulted from improved activity, utilization, and pricing associated with pressure pumping services in the United States land market, partially offset by lower pricing and activity across the international markets. We reported operating income of $146 million in the second quarter of 2017, which included a $262 million pre-tax loss for a fair market value adjustment related to an expected exchange of receivables from our primary customer in Venezuela for an interest-bearing promissory note. This compares to an operating loss of $3.9 billion in the second quarter of 2016, which included a $3.5 billion merger termination fee and $423 million of company-wide impairments and a similar pre-tax loss on exchange for a promissory note in Venezuela. Additionally, our 2017 operating results are benefiting from the structural global cost savings initiatives implemented during the market downturn.

During the first quarter, we made the decision to bring back cold-stacked pressure pumping equipment more rapidly than originally planned because of customer demand and to maintain market share while capturing leading edge pricing, and we continued to execute this reactivation plan in the second quarter. All of the reactivated equipment we have brought back has enhanced our overall margins during the first half of 2017. North America experienced a significant margin improvement from the first to second quarter of 2017 as a result of activity and pricing increases. We anticipate continued margin improvements in the second half of 2017 because of current customer demand levels coupled with the structural cost savings initiatives we executed during the downturn.

Business outlook
While the past two years were challenging as we navigated through this historic industry downturn, we believe our results reflect our successful execution in a difficult environment and that our strategy has positioned us for the challenges and opportunities ahead. Commodity prices and the North America rig count have improved substantially from first half 2016 lows, and despite recent declines in oil prices, we are benefiting from the market recovery given our improved market share, delivery platform and cost containment strategies.

In North America, improved commodity prices and rig counts from 2016 lows have resulted in a rapidly recovering market through the first half of 2017, particularly in United States unconventionals. Our customers remain focused on lowering cost and producing more barrels of oil equivalent. We are continuing to collaborate and engineer solutions to maximize asset value for our customers and will continue to focus on increasing equipment utilization, managing costs and expanding our surface efficiency model. Additionally, we gained significant North America market share through the downturn by demonstrating to our customers the benefits of our efficiency and technology, coming out of the downturn with our highest North America market share in history. We have been utilizing this increased market share to drive margin improvement. The historically high level of market share we built in the downturn gives us the ability to focus our work with the most efficient customers, and as such, we continued to execute our strategy of high grading the profitability of our portfolio with customers that value our services. During the second quarter, we continued to see strong incremental demand for completions equipment from our customers. We believe current customer demand has outpaced the supply of completions equipment, which should translate into strong utilization through the second half of the year.

While the international markets have been more resilient than North America through most of the downturn, particularly in the Eastern Hemisphere, low commodity prices have stressed customer budgets and impacted economics across deepwater and mature fields. As a result, activity levels and pricing are at significant lows. While we are working with our customers to improve project economics through technology and improved operating efficiency, any activity improvements for the remainder of 2017 will likely be offset by continued pricing pressure. However, we are now in the third year of significant underspending in the international markets. This implies that production declines will likely accelerate in the medium term as the backlog of new projects are completed and additional projects are not coming behind them. These eventual declines should help support higher commodity prices and increased international E&P spending.

During the first half of 2017, we had $592 million of capital expenditures, an increase of 32% from the first half of 2016. We plan to continue adjusting capital spending during 2017 to align with market conditions. We have successfully executed our deployment strategy of reactivating our cold-stacked pressure pumping equipment to respond to customer demand and continue to convert our hydraulic fracturing fleet to Q10 pumps to support our surface efficiency model. We remain committed to generating industry-leading returns and reactivating our equipment was the first step towards that objective. We continue to be focused on achieving leading edge pricing, driving better utilization, and continuous cost control.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. See Note 9 to the condensed consolidated financial statements for acquisitions we closed in July 2017. We are continuing to execute the following strategies in 2017:
- directing capital and resources into strategic growth markets, including unconventional plays and mature fields;

-	leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. We closed the second quarter of 2017 at $2.1 billion of cash and equivalents, which included $225 million of proceeds from the issuance of commercial paper during the second quarter in anticipation of acquisitions that closed in July. We also have $3.0 billion available under our revolving credit facility which, combined with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $2.1 billion of cash and equivalents, compared to $4.0 billion at December 31, 2016. Additionally, we held $102 million of investments in fixed income securities at June 30, 2017, compared to $92 million at December 31, 2016. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $1.3 billion of our total cash position as of June 30, 2017 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States to fund our U.S. operations or for general corporate purposes, with a portion subject to certain country-specific restrictions. We have provided for U.S. federal income taxes on cumulative undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

Significant sources and uses of cash
Sources of cash:
- Cash flows from operating activities were $351 million during the first six months of 2017.
- We issued $225 million of commercial paper in the second quarter of 2017 with a weighted average interest rate of 1.39% and maturities not more than 30 days. We began to utilize this commercial paper program in the second quarter in anticipation of the business acquisitions we closed in July 2017.
Uses of cash:
- We early redeemed $1.4 billion of senior notes during the first quarter of 2017, which resulted in a payment of approximately $1.5 billion, inclusive of the redemption premium.
- We made the final installment settlement payment related to the Macondo well incident in the amount of $335 million, as well as our third and final legal fees payment of $33 million during the first six months of 2017.
- Capital expenditures were $592 million in the first six months of 2017, and were predominantly made in our Production Enhancement, Sperry Drilling, Production Solutions, Baroid, and Wireline and Perforating product service lines.
- We paid $312 million in dividends to our shareholders during the first six months of 2017.
- During the first six months of 2017, working capital (receivables, inventories and accounts payable) increased by a net $222 million, primarily due to increased business activity.
- We paid $54 million in the second quarter of 2017 to settle a class action lawsuit. See Note 5 to the condensed consolidated financial statements for further information.
- We repaid $45 million of senior notes that matured during the second quarter of 2017.

Future sources and uses of cash
Capital spending for 2017 is currently expected to be approximately $1.3 billion.

In the third quarter of 2017, we expect to pay approximately $630 million for three acquisitions. See Note 9 to the condensed consolidated financial statements for further discussion.

We expect to receive a United States tax refund in the amount of approximately $480 million during the second half of 2017, primarily related to the carryback of our net operating losses recognized in 2016.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $156 million. Subject to the approval of our Board of Directors, our intention is to continue paying dividends at our current rate.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2017 and may be used for open market and other share purchases. There were no repurchases made under the program during the six months ended June 30, 2017.

We expect to pay $29 million for a resolution on an SEC investigation of certain past matters related to our operations in Angola and Iraq. See Note 5 to the condensed consolidated financial statements for further information.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2017, we had $2.1 billion of cash and equivalents, which included $225 million of proceeds from the issuance of commercial paper during the second quarter, $102 million in fixed income investments, and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and cash flows generated from the issuance of commercial paper and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2017, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, and Moody's changed the outlook from negative to stable during the second quarter of 2017.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2017, based upon the location of the services provided and products sold, 51% of our consolidated revenue was from the United States, compared to 39% of consolidated revenue from the United States in the first six months of 2016. No other country accounted for more than 10% of our revenue during these periods.

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

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity. Lower oil and natural gas prices usually translate into lower exploration and production budgets. Our financial performance is significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below, and well count in North America.

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2017	2016	2016
Oil price - WTI (1)	$48.24	$45.41	$43.14
Oil price - Brent (1)	49.67	45.52	43.55
Natural gas price - Henry Hub (2)	3.08	2.14	2.52

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2017	2016	2017	2016
United States:
Land	874	398	798	458
Offshore (incl. Gulf of Mexico)	21	24	21	25
Total	895	422	819	483
Canada:
Land	116	47	205	106
Offshore	1	1	1	2
Total	117	48	206	108
International (excluding Canada):
Land	758	719	748	754
Offshore	200	224	201	225
Total	958	943	949	979
Worldwide total	1,970	1,413	1,974	1,570
Land total	1,748	1,164	1,751	1,318
Offshore total	222	249	223	252

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2017	2016	2017	2016
United States (incl. Gulf of Mexico):
Oil	718	335	656	386
Natural gas	177	87	163	97
Total	895	422	819	483
Canada:
Oil	53	17	107	48
Natural gas	64	31	99	60
Total	117	48	206	108
International (excluding Canada):
Oil	738	720	728	745
Natural gas	220	223	221	234
Total	958	943	949	979
Worldwide total	1,970	1,413	1,974	1,570
Oil total	1,509	1,072	1,491	1,179
Natural gas total	461	341	483	391

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2017	2016	2017	2016
United States (incl. Gulf of Mexico):
Horizontal	751	326	681	378
Vertical	77	51	73	56
Directional	67	45	65	49
Total	895	422	819	483

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil spot prices have increased to highs this year of $54 per barrel and $56 per barrel in February 2017 for WTI and Brent, respectively, before dipping down to a low of $42 per barrel and $44 per barrel in June 2017 for WTI and Brent, respectively.

Crude prices declined in June 2017 despite the voluntary production cuts made by the Organization of the Petroleum Exporting Countries (OPEC) in the first quarter of 2017. This is in part due to strong activity in the United States shale sector and higher production from Libya and Nigeria, which are not covered by the OPEC agreement. The United States Energy Information Administration (EIA) forecasts the average Brent crude oil price to be $50 per barrel in their July 2017 "Short Term Energy Outlook," while WTI prices are projected to average about $2 less per barrel. Crude oil production in the United States is now projected to average 9.3 million barrels per day in 2017, a 4% increase from 2016. The International Energy Agency's (IEA) July 2017 "Oil Market Report" forecasts the 2017 global demand to average approximately 98 million barrels per day, which is up 1% from 2016.

The average Henry Hub natural gas spot price in the United States was $2.98 per MMBtu in June 2017, a moderate increase of $0.10 per MMBtu, or 3%, from March 2017. However, natural gas prices have risen 72% from a low of $1.73 in March 2016, due to increased demand for natural gas to fuel electricity generation in addition to lower inventory levels, which was caused by production declines and higher exports. The EIA July 2017 “Short Term Energy Outlook” expects an increase in residential and commercial consumption due to closer-to-normal winter temperatures expected this winter following last year's warmer winter, as well as an increase in export growth resulting in rising natural gas prices to a projected EIA average spot price of $3.10 per MMBtu in 2017.

North America operations
The United States land rig count continued its rapid increase in the second quarter of 2017, with a 21% improvement over the first quarter of 2017 and 120% improvement over the second quarter of 2016. North America oil-directed rig count increased 419 rigs, or 119%, in the second quarter of 2017 as compared to the second quarter of 2016, while the natural gas-directed rig count in North America increased 123 rigs, or 104%, during the same period. As a result of the recent uptick in activity and the structural changes to our delivery platform we made during this down cycle, we returned to operating profitability in North America in the fourth quarter of 2016 after recording operating losses in the first three quarters of 2016, with continued profitability improvements in the first two quarters of 2017.

In the Gulf of Mexico, the average offshore rig count for the second quarter of 2017 was down three rigs, or 13%, compared to the second quarter of 2016. Low commodity prices have stressed budgets and have impacted economics across the deepwater market, negatively impacting activity and pricing. These headwinds still persist today, and we believe there will continue to be challenges in 2017 on deepwater project economics. Activity in the Gulf of Mexico is dependent on, among the factors described above, governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the second quarter of 2017 increased by 2% compared to the second quarter of 2016. Depressed crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. In Latin America, the rig count hit a 15-year low across the region during 2016, and Venezuela continues to experience significant political and economic turmoil. Latin America is slowly showing signs of improvement, but there are significant headwinds that must be overcome to obtain a full recovery. For the Eastern Hemisphere, while we believe the first quarter represented the bottom of the international rig count, the full year average rig count for 2017 will likely be only marginally higher than the full year average rig count for 2016. Due to the longer term contractual nature of international markets and the level of continuing price pressure, we expect discounts will offset activity gains over the near term. We expect revenue and margins to continue to be under pressure throughout 2017 and do not expect significant growth until the markets fully stabilize. We are now in the third year of significant underspending in the international markets. This implies that production declines will likely accelerate in the medium term as the backlog of new projects are completed and additional projects are not coming behind them. These eventual declines should help support higher commodity prices and increased international E&P spending.

Venezuela. The Venezuelan government currently has a dual-rate foreign exchange system: (i) the DIPRO, which represents a protected rate of 10.0 Bolívares per United States dollar made available for vital imports such as food, medicine and raw materials for production; and (ii) the DICOM, which is intended to be a free floating system that will fluctuate according to market supply and demand. The DICOM continues to significantly devalue and had a market rate of 2,640 Bolívares per United States dollar at June 30, 2017, as compared to a market rate of 276 Bolívares per United States dollar in early 2016 when the DICOM was created. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares. The continued devaluation of the Bolívar under the DICOM did not materially affect our financial statements for the six months ended June 30, 2017 due to our immaterial net monetary position in the local currency.

As of June 30, 2017, our total net investment in Venezuela was approximately $608 million, with only $1 million of net monetary assets denominated in Bolívares, and we had an additional $37 million of surety bond guarantees outstanding relating to our Venezuelan operations.

Although we have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, our outstanding receivables are not disputed, and we continue to believe that they are collectable. In assessing the collectability of these receivables, we considered our historical collection experience with this customer, including both payments received prior to this historical industry downturn and continued collections at reduced levels during the downturn, and the fact that we have not historically had material write-offs relating to this customer. We also took into account the continued importance to the Venezuelan economy of oil production, our strategic relationship with this customer, our current activity levels and our current intention to continue to provide services to this customer, and an evaluation of this customer’s financial solvency. We also incorporated assumptions regarding potential future events based on market pricing data points. We are actively managing our relationship with this customer, with ongoing dialogue between key executives of both companies, including discussions regarding this customer's intention to pay long-aged trade receivables.

In the second quarter of 2016, we exchanged $200 million of accounts receivables with our primary customer in Venezuela for an interest-bearing promissory note with a par value of the same amount. We recognized a pre-tax loss on the exchange of $148 million, representing the difference between the par value and fair market value of the note. We are accreting the carrying amount of the note to its par value, this customer has made all scheduled interest payments, and the carrying amount of this note is $98 million as of June 30, 2017. In addition, we currently expect to exchange an additional $375 million of outstanding accounts receivable with this customer for an interest-bearing promissory note with a par value of the same amount. As such, we recognized a pre-tax loss of $262 million in the second quarter of 2017 for a fair market value adjustment related to this expected exchange within "Impairments and other charges" on our condensed consolidated statements of operations. Although we recognized these fair value adjustments, we intend to hold both notes to maturity and collect the entire principal amounts. While we made a business decision during the second quarter of 2017 to convert certain accounts receivable to notes, we have the intent and ability to hold all remaining receivables in Venezuela until collection. We do not intend to accept further notes as payment if offered, and we will continue to monitor political and economic conditions in Venezuela.

We continue to believe our Venezuela receivables are collectable, with appropriate classification between short-term and long-term on our condensed consolidated balance sheets. While we have continued to experience delays in collecting payments on outstanding receivables in Venezuela, we have collected approximately $600 million on receivables in Venezuela since this historic industry downturn began in late 2014. We believe our collectability assumptions to be reasonable according to the current facts and circumstances. However, differences in actual experience or changes in facts and circumstances may materially affect our financial position or results of operations. Our assumptions and related judgments are sensitive to the political and economic conditions in Venezuela. If conditions in Venezuela worsen or if low commodity prices persist for an extended period of time, we may be required to record adjustments to our receivables balance. Our financial results can be affected by adjustments to these receivables, including any allowance for bad debts, actual write-offs of uncollectable amounts that differ from estimated amounts, fair value adjustments on existing receivables, and potential defaults on the promissory notes we hold.

Subsequent to the fair market value adjustment associated with the expected promissory note exchange, our total outstanding net trade receivables in Venezuela were $399 million as of June 30, 2017, compared to $610 million as of December 31, 2016, which represents 9% and 15% of total company trade receivables for the respective periods. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $399 million of receivables in Venezuela as of June 30, 2017, $186 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. See Note 7 to the condensed consolidated financial statements for additional information about the promissory notes and Part II, Item 1(a), “Risk Factors,” for additional information on risks associated with our operations in Venezuela, including recent sanctions imposed on a current employee of our primary customer in Venezuela which could delay or prevent our ability to execute the expected promissory note exchange.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$3,132	$2,114	$1,018	48%
Drilling and Evaluation	1,825	1,721	104	6
Total revenue	$4,957	$3,835	$1,122	29%

By geographic region:
North America	2,770	1,516	$1,254	83%
Latin America	508	476	32	7
Europe/Africa/CIS	679	795	(116)	(15)
Middle East/Asia	1,000	1,048	(48)	(5)
Total revenue	$4,957	$3,835	$1,122	29%

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$397	$(32)	$429	—
Drilling and Evaluation	125	154	(29)	(19)%
Total	522	122	400	—
Corporate and other	(114)	(3,579)	3,465	97
Impairments and other charges	(262)	(423)	161	38
Total operating income (loss)	$146	$(3,880)	$4,026	—

Consolidated revenue was $5.0 billion in the second quarter of 2017, an increase of $1.1 billion, or 29%, as compared to the second quarter of 2016, primarily associated with improvements in both pressure pumping services and drilling activity in North America. Revenue from North America was 56% of consolidated revenue in the second quarter of 2017, compared to 40% of consolidated revenue in the second quarter of 2016, which reflects the improvement that our North America operations are experiencing as the oil and gas industry recovers.

Consolidated operating income was $146 million during the second quarter of 2017, which included a $262 million pre-tax loss for a fair market value adjustment related to an expected exchange of receivables from our primary customer in Venezuela for an interest-bearing promissory note. This compared to an operating loss of $3.9 billion in the second quarter of 2016, which included a $3.5 billion merger termination fee and $423 million of impairments and other charges. Additionally, operating results improved primarily from increased activity, utilization and pricing associated with pressure pumping services.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the second quarter of 2017 was $3.1 billion, an increase of $1.0 billion, or 48%, from the second quarter of 2016. Operating income in the second quarter of 2017 was $397 million, an increase of $429 million compared to the second quarter of 2016. Improved operating results were primarily related to increased activity, utilization and pricing associated with pressure pumping services and higher completion tool sales in the United States land market, partially offset by reduced completion tool sales in our international operations.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2017 was $1.8 billion, an increase of $104 million, or 6%, from the second quarter of 2016. Improved drilling activity and logging services in the United States land market were partially offset by reduced activity and pricing for drilling related services in the Eastern Hemisphere.

Operating income in the second quarter of 2017 was $125 million, a decrease of $29 million, or 19%, compared to the second quarter of 2016, driven by the impact of pricing pressures and activity reductions in the Eastern Hemisphere for drilling related services, partially offset by improved pricing and activity for drilling related services in the United States land market.

GEOGRAPHIC REGIONS

North America
North America revenue in the second quarter of 2017 was $2.8 billion, an 83% improvement compared to the second quarter of 2016, with increases across almost all of our product service lines, primarily pressure pumping services, drilling activity, completion tool sales and logging services in the United States land market. This was driven by improved customer demand in our United States land sector with increases in both pricing and utilization.

Latin America
Latin America revenue in the second quarter of 2017 was $508 million, a 7% increase compared to the second quarter of 2016, primarily as a result of increased pressure pumping and drilling activity in Colombia and drilling and stimulation activity in Brazil, partially offset by decreases in drilling activity in Mexico.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2017 was $679 million, a decline of 15% compared to the second quarter of 2016. The decreases during the quarter were primarily from lower completion tool sales in Angola and Nigeria, reduced drilling activity in the North Sea and Angola, and lower activity for pressure pumping services throughout the region. These decreases were partially offset by improved results in Russia for cementing and fluid services.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2017 was $1.0 billion, a reduction of 5% compared to the second quarter of 2016, due to reduced drilling activity and direct sales throughout the region, specifically in Indonesia and Thailand, partially offset by improved project management activity in Iraq.

OTHER OPERATING ITEMS

Corporate and other expenses decreased to $114 million in the second quarter of 2017, compared to $3.6 billion of expenses in the second quarter of 2016. During the second quarter of 2017, we incurred approximately $42 million of charges for litigation settlements, the majority of which related to the anticipated resolution of an SEC investigation and one-time executive compensation charges. See Note 5 to the condensed consolidated financial statements for further information. During the second quarter of 2016, we incurred a $3.5 billion charge for a merger termination fee and related costs.

Impairments and other charges were $262 million in the three months ended June 30, 2017, which related to a fair market value adjustment related to an expected exchange of receivables from our primary customer in Venezuela for an interest-bearing promissory note. See “Business Environment and Results of Operations” for further discussion. This compares to $423 million in company-wide charges during the three months ended June 30, 2016, which consisted of severance costs, asset impairments and write-offs, and a loss on exchange for a promissory note in Venezuela.

NONOPERATING ITEMS

Interest expense, net decreased $75 million in the second quarter of 2017, compared to the second quarter of 2016, primarily due to interest savings from the early extinguishment of $1.4 billion of senior notes in the first quarter of 2017.

Effective tax rate. During the three months ended June 30, 2017, we recorded a total income tax benefit of $29 million on a pre-tax loss of $1 million, which included approximately a net $20 million tax benefit associated with global prior year audits. During the three months ended June 30, 2016, we recorded a total income tax benefit of $902 million on pre-tax losses of $4.1 billion. The effective tax rates in both periods were also impacted by the geographic mix of earnings for the respective periods.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$5,736	$4,438	$1,298	29%
Drilling and Evaluation	3,500	3,595	(95)	(3)
Total revenue	$9,236	$8,033	$1,203	15%

By geographic region:
North America	$5,001	$3,310	$1,691	51%
Latin America	971	1,017	(46)	(5)
Europe/Africa/CIS	1,283	1,573	(290)	(18)
Middle East/Asia	1,981	2,133	(152)	(7)
Total revenue	$9,236	$8,033	$1,203	15%

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$544	$(2)	$546	—
Drilling and Evaluation	247	395	(148)	(37)%
Total	791	393	398	101
Corporate and other	(180)	(4,163)	3,983	96
Impairments and other charges	(262)	(3,189)	2,927	92
Total operating income (loss)	$349	$(6,959)	$7,308	—

Consolidated revenue was $9.2 billion in the first six months of 2017, an increase of $1.2 billion, or 15%, as compared to the first six months of 2016, primarily due to increased North America pressure pumping services, partially offset by reduced drilling activity on a global basis. Revenue from North America was 54% of consolidated revenue in the first six months of 2017, compared to 41% of consolidated revenue in the first six months of 2016, which reflects the improvement that our North America operations are experiencing as the oil and gas industry recovers.

Consolidated operating income was $349 million in the first six months of 2017, which included a $262 million pre-tax loss for a fair market value adjustment related to an expected exchange of receivables from our primary customer in Venezuela for an interest-bearing promissory note. This compares to an operating loss of $7.0 billion during the first six months of 2016, which includes $4.1 billion for a merger termination fee and related costs and $3.2 billion of impairments and other charges. Additionally, operating results improved primarily from increased activity, utilization and pricing associated with pressure pumping services.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first six months of 2017 was $5.7 billion, an increase of $1.3 billion, or 29%, from the first six months of 2016. Operating income in the first six months of 2017 was $544 million, compared to an operating loss of $2 million in the first six months of 2016. Improved operating results were primarily related to increased activity, utilization and pricing associated with pressure pumping services in the United States land market. International revenue declined as a result of reductions in completion tool sales across all regions and pressure pumping services in Europe/Africa/CIS.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2017 was $3.5 billion, a decrease of $95 million, or 3%, from the first six months of 2016. Operating income in the first six months of 2017 was $247 million, a decrease of $148 million, or 37%, compared to the first six months of 2016. These reductions were experienced across the majority of our product service lines, particularly drilling and logging activity decreases, as well as pricing pressures in the Eastern Hemisphere. The reductions were partially offset by an increase in drilling and logging activity in our North America operations.

GEOGRAPHIC REGIONS

North America
North America revenue in the first six months of 2017 was $5.0 billion, a 51% increase compared to the first six months of 2016. These results were driven by improved customer demand in our United States land sector with increases in both pricing and utilization, primarily related to pressure pumping services, drilling activity and completion tool sales.

Latin America
Latin America revenue in the first six months of 2017 was $971 million, a 5% reduction compared to the first six months of 2016, primarily due to reduced activity in the majority of our product service lines in Venezuela and Mexico, as well as reduced completion tool sales in Brazil and drilling activity in Argentina. These decreases were partially offset by increased stimulation and drilling activity in Brazil, increased activity for pressure pumping, drilling and logging services in Colombia, and improved drilling and project management activity in Ecuador.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2017 was $1.3 billion, an 18% decrease from the first six months of 2016, primarily resulting from a reduction in well completion services and pressure pumping activity across the region, as well as reductions in drilling services and completion tool sales in Nigeria, and drilling and logging activity in Angola.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2017 was $2.0 billion, a 7% decrease from the first six months of 2016, due to pricing pressure and reduced drilling activity in the Middle East, a decrease in activity for the majority of our product service lines in Indonesia, and reduced drilling and logging activity in Thailand. These decreases were partially offset by improved project management activity in Iraq and higher stimulation activity in the Middle East.

OTHER OPERATING ITEMS

Corporate and other expenses were $180 million in the first six months of 2017 compared to $4.2 billion in the first six months of 2016. During the first six months of 2017, we incurred approximately $42 million of charges for litigation settlements, the majority of which related to the anticipated resolution of an SEC investigation and one-time executive compensation charges. See Note 5 to the condensed consolidated financial statements for further information. During the first six months of 2016, we incurred $4.1 billion of charges for a merger termination fee and related costs.

Impairments and other charges were $262 million in the six months ended June 30, 2017, related to fair market value adjustment related to an expected exchange of receivables from our primary customer in Venezuela for an interest-bearing promissory note. See “Business Environment and Results of Operations” for further discussion. This compares to $3.2 billion in company-wide charges during the six months ended June 30, 2016, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, a loss on exchange for a promissory note in Venezuela, and other charges.

NONOPERATING ITEMS

Interest expense, net was $363 million in the first six months of 2017, as compared to $361 million in the first six months of 2016. During the first quarter of 2017 we incurred $104 million in costs related to the early extinguishment of $1.4 billion of senior notes, while in the second quarter of 2016 we incurred $41 million of debt redemption fees and associated expenses related to the $2.5 billion of debt mandatorily redeemed. The first six months of 2017 reflects the corresponding interest savings from these debt payments.

Effective tax rate. During the six months ended June 30, 2017, we recorded a total income tax benefit of $54 million on pre-tax losses of $58 million, which included approximately a net $20 million tax benefit associated with global prior year audits. During the six months ended June 30, 2016, we recorded a total income tax benefit of $1.8 billion on pre-tax losses of $7.4 billion. The effective tax rates in both periods were also impacted by the geographic mix of earnings for the respective periods.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 5 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 5 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, there have been no other material changes in risk factors previously disclosed.

Our business in Venezuela subjects us to actions by the Venezuelan government, the risk of delayed payments, and currency risks, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
We believe there are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil, including the possibility that the Venezuelan government could assume control over our operations and assets. The political and economic conditions have deteriorated further in 2017, leading to uncertainty in the future business climate, the state of security, and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, or imposition of sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. On July 26, 2017, the U.S. Government announced sanctions on 13 Venezuelan individuals, including a current employee of our primary customer in Venezuela. This development could delay or prevent our ability to execute the promissory note exchange discussed further in Note 2 to the condensed consolidated financial statements. While sanctions have not been imposed against our primary customer, there can be no assurance that such sanctions, or other sanctions affecting our business in Venezuela, will not be imposed in the future. Any such sanctions may have a material adverse effect on our ability to operate in Venezuela.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela. If conditions continue to worsen in the country and we experience further delays or failure in receiving payment on these receivables, including any default on our current and expected promissory notes, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	11,093	$49.08	—	$5,700,004,373
May 1 - 31	396,577	$45.81	—	$5,700,004,373
June 1 - 30	169,767	$45.30	—	$5,700,004,373
Total	577,437	$45.72	—

(a)
All of the 577,437 shares purchased during the three-month period ended June 30, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2017. From the inception of this program in February 2006 through June 30, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

†	10.1	Executive Agreement (David J. Lesar) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed May 23, 2017, File No. 001-03492).

†	10.2	Executive Agreement (James S. Brown) (incorporated by reference to Exhibit 10.2 to Halliburton's Form 8-K filed May 23, 2017, File No. 001-03492).

†	10.3	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.4
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 8, 2017 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 7, 2017, File No. 001-03492).

†	10.5	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton’s Form S-8 filed June 7, 2017, Registration No. 333-218568).

†	10.6	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton’s Form S-8 filed June 7, 2017, Registration No. 333-218568).

†	10.7	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.4 of Halliburton’s Form S-8 filed June 7, 2017, Registration No. 333-218568).

†	10.8	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.5 of Halliburton’s Form S-8 filed June 7, 2017, Registration No. 333-218568).

†	10.9	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.6 of Halliburton’s Form S-8 filed June 7, 2017, Registration No. 333-218568).

†	10.10	Executive Agreement (Christopher T. Weber) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 13, 2017, File No. 001-03492).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Christopher T. Weber	/s/ Charles E. Geer, Jr.
Christopher T. Weber	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: July 28, 2017