Form 10-Q
period 2017-09-30
HALLIBURTON CO
filed 2017-10-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

As of October 20, 2017, there were 872,540,903 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2017	2016	2017	2016
Revenue:
Services	$4,118	$2,695	$10,971	$8,320
Product sales	1,326	1,138	3,709	3,546
Total revenue	5,444	3,833	14,680	11,866
Operating costs and expenses:
Cost of services	3,686	2,743	10,242	8,476
Cost of sales	1,069	919	3,008	2,843
General and administrative	55	43	185	132
Impairments and other charges	—	—	262	3,189
Merger-related costs and termination fee	—	—	—	4,057
Total operating costs and expenses	4,810	3,705	13,697	18,697
Operating income (loss)	634	128	983	(6,831)
Interest expense, net of interest income of $30, $18, $81 and $38	(115)	(141)	(478)	(502)
Other, net	(23)	(39)	(67)	(117)
Income (loss) from continuing operations before income taxes	496	(52)	438	(7,450)
Income tax (provision) benefit	(135)	59	(81)	1,836
Income (loss) from continuing operations	361	7	357	(5,614)
Loss from discontinued operations, net	—	—	—	(2)
Net income (loss)	$361	$7	$357	$(5,616)
Net (income) loss attributable to noncontrolling interest	4	(1)	4	2
Net income (loss) attributable to company	$365	$6	$361	$(5,614)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$365	$6	$361	$(5,612)
Loss from discontinued operations, net	—	—	—	(2)
Net income (loss) attributable to company	$365	$6	$361	$(5,614)

Basic net income (loss) per share	$0.42	$0.01	$0.42	$(6.53)
Diluted net income (loss) per share	$0.42	$0.01	$0.41	$(6.53)
Basic weighted average common shares outstanding	872	862	869	860
Diluted weighted average common shares outstanding	873	864	872	860
Cash dividends per share	$0.18	$0.18	$0.54	$0.54
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2017	2016	2017	2016
Net income (loss)	$361	$7	$357	$(5,616)
Other comprehensive income, net of income taxes	2	1	6	3
Comprehensive income (loss)	$363	$8	$363	$(5,613)
Comprehensive (income) loss attributable to noncontrolling interest	4	(1)	4	2
Comprehensive income (loss) attributable to company shareholders	$367	$7	$367	$(5,611)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$1,898	$4,009
Receivables (net of allowances for bad debts of $165 and $175)	4,852	3,922
Inventories	2,444	2,275
Prepaid income taxes	53	585
Other current assets	897	886
Total current assets	10,144	11,677
Property, plant and equipment (net of accumulated depreciation of $11,911 and $11,198)	8,432	8,532
Goodwill	2,685	2,414
Deferred income taxes	2,191	1,960
Other assets	2,338	2,417
Total assets	$25,790	$27,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,416	$1,764
Accrued employee compensation and benefits	706	544
Short-term borrowings and current maturities of long-term debt	515	170
Other current liabilities	964	1,545
Total current liabilities	4,601	4,023
Long-term debt	10,423	12,214
Employee compensation and benefits	571	574
Other liabilities	949	741
Total liabilities	16,544	17,552
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,070 shares)	2,673	2,674
Paid-in capital in excess of par value	169	201
Accumulated other comprehensive loss	(448)	(454)
Retained earnings	13,649	14,141
Treasury stock, at cost (197 and 204 shares)	(6,826)	(7,153)
Company shareholders’ equity	9,217	9,409
Noncontrolling interest in consolidated subsidiaries	29	39
Total shareholders’ equity	9,246	9,448
Total liabilities and shareholders’ equity	$25,790	$27,000
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2017	2016
Cash flows from operating activities:
Net income (loss)	$357	$(5,616)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	1,163	1,117
U.S. tax refund	478	430
Payment related to the Macondo well incident	(368)	(33)
Impairments and other charges	262	3,189
Deferred income tax benefit, continuing operations	(183)	(1,511)
Changes in assets and liabilities:
Receivables	(1,064)	682
Accounts payable	611	(461)
Inventories	(49)	388
Other	250	(947)
Total cash flows provided by (used in) operating activities	1,457	(2,762)
Cash flows from investing activities:
Capital expenditures	(934)	(625)
Payments to acquire businesses, net of cash acquired	(628)	—
Proceeds from sales of property, plant and equipment	111	176
Other investing activities	(56)	(73)
Total cash flows used in investing activities	(1,507)	(522)
Cash flows from financing activities:
Payments on long-term borrowings	(1,633)	(3,149)
Dividends to shareholders	(469)	(465)
Other financing activities	92	163
Total cash flows used in financing activities	(2,010)	(3,451)
Effect of exchange rate changes on cash	(51)	(53)
Decrease in cash and equivalents	(2,111)	(6,788)
Cash and equivalents at beginning of period	4,009	10,077
Cash and equivalents at end of period	$1,898	$3,289
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$455	$516
Income taxes	$(240)	$(25)
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2017, the results of our operations for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and nine months ended September 30, 2017 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2017	2016	2017	2016
Revenue:
Completion and Production	$3,537	$2,176	$9,273	$6,614
Drilling and Evaluation	1,907	1,657	5,407	5,252
Total revenue	$5,444	$3,833	$14,680	$11,866
Operating income (loss):
Completion and Production	$525	$24	$1,069	$22
Drilling and Evaluation	180	151	427	546
Total operations	705	175	1,496	568
Corporate and other (a)	(71)	(47)	(251)	(4,210)
Impairments and other charges	—	—	(262)	(3,189)
Total operating income (loss)	$634	$128	$983	$(6,831)
Interest expense, net of interest income	(115)	(141)	(478)	(502)
Other, net	(23)	(39)	(67)	(117)
Income (loss) from continuing operations before income taxes	$496	$(52)	$438	$(7,450)

(a) Corporate and other includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives. Other items include amortization expense associated with intangible assets recorded as a result of our acquisitions in the third quarter of 2017 and merger-related costs and termination fee incurred during the nine months ended September 30, 2016.

Receivables
As of September 30, 2017, 43% of our gross trade receivables were from customers in the United States and 9% were from customers in Venezuela. As of December 31, 2016, 28% of our gross trade receivables were from customers in the United States and 15% were from customers in Venezuela. Other than the United States and Venezuela, no other country or single customer accounted for more than 10% of our gross trade receivables at these dates.

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

Venezuela. Although we have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, our outstanding receivables are not disputed, and we continue to believe that they are collectable, with appropriate classification between short-term and long-term on our condensed consolidated balance sheets. In assessing the collectability of these receivables, we considered our historical collection experience with this customer, including both payments received prior to the industry downturn and continued collections at reduced levels during the downturn, and the fact that we have not historically had material write-offs relating to this customer. We also took into account the continued importance to the Venezuelan economy of oil production, our strategic relationship with this customer, our current activity levels and our current intention to continue to provide services to this customer, and an evaluation of this customer’s financial solvency. We also incorporated assumptions regarding potential future events based on market pricing data points. We are actively managing our relationship with this customer, with ongoing dialogue between key executives of both companies, including discussions regarding this customer's intention to pay long-aged trade receivables.

In the second quarter of 2016, we exchanged $200 million of accounts receivables with our primary customer in Venezuela for an interest-bearing promissory note with a par value of the same amount. We recognized a pre-tax loss on the exchange of $148 million, representing the difference between the par value and fair market value of the note. We are accreting the carrying amount of the note to its par value and the carrying amount of this note is $116 million as of September 30, 2017. Although this customer has made all scheduled interest payments on the note, they did not make the first scheduled principal payment in the third quarter of 2017, which they informed us was due to banking complications. We continue to have discussions with this customer regarding the delay, and they have confirmed their intention to make the payment. While we believe that our customer will make all required payments on this note, further delays in payment on this promissory note or defaults on the customer's indebtedness to other parties may lead to a default on this promissory note. This would result in an impairment charge on the existing carrying amount of this note and potentially further charges on other receivables with this customer, which could have a material adverse effect on our consolidated financial statements.

In the second quarter of 2017, we made a decision to exchange an additional $375 million of outstanding accounts receivable with this customer for an interest-bearing promissory note with a par value of the same amount. We recognized a pre-tax loss of $262 million for a fair market value adjustment related to this exchange within "Impairments and other charges" on our condensed consolidated statements of operations. While this exchange has not been finalized, we continue to pursue this transaction in accordance with applicable law. Although we recognized fair value adjustments, we intend to hold both notes to maturity and collect the entire principal amounts. We do not intend to accept further notes as payment if offered, and we will continue to monitor political and economic conditions in Venezuela.

We have collected over $600 million on receivables in Venezuela since this industry downturn began in late 2014. We believe our collectability assumptions to be reasonable according to the current facts and circumstances. However, differences in actual experience or changes in facts and circumstances may materially affect our financial position or results of operations. Our assumptions and related judgments are sensitive to the political and economic conditions in Venezuela. If conditions in Venezuela worsen or if low commodity prices persist for an extended period of time, we may be required to record adjustments to our receivables balance. Our financial results can be affected by adjustments to these receivables, including any allowance for bad debts, actual write-offs of uncollectable amounts that differ from estimated amounts, fair value adjustments on existing receivables, and potential defaults on the promissory notes we hold.

Subsequent to the fair market value adjustment associated with the additional promissory note exchange, our total outstanding net trade receivables in Venezuela were $429 million as of September 30, 2017, compared to $610 million as of

December 31, 2016. The majority of our Venezuela receivables are United States dollar-denominated receivables. Of the $429 million of receivables in Venezuela as of September 30, 2017, $267 million have been classified as long-term and included within “Other assets” on our condensed consolidated balance sheets. See Note 7 for additional information about the promissory notes and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela, including recent sanctions imposed in Venezuela which could delay our ability to execute the promissory note exchange.

Note 3. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $167 million as of September 30, 2017 and $133 million as of December 31, 2016. If the average cost method had been used, total inventories would have been $25 million higher than reported as of September 30, 2017 and $16 million higher as of December 31, 2016. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2017	December 31, 2016
Finished products and parts	$1,565	$1,388
Raw materials and supplies	720	778
Work in process	159	109
Total	$2,444	$2,275

All amounts in the table above are reported net of obsolescence reserves of $280 million as of September 30, 2017 and $263 million as of December 31, 2016.

Note 4. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2016	$9,448	$9,409	$39
Retained earnings adjustment for new accounting standard (a)	(384)	(384)	—
Payments of dividends to shareholders	(469)	(469)	—
Stock plans	340	340	—
Other	(52)	(46)	(6)
Comprehensive income (loss)	363	367	(4)
Balance at September 30, 2017	$9,246	$9,217	$29
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

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2017. From the inception of this program in February 2006 through September 30, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the nine months ended September 30, 2017.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2017	December 31, 2016
Defined benefit and other postretirement liability adjustments	$(313)	$(313)
Cumulative translation adjustments	(78)	(80)
Other	(57)	(61)
Total accumulated other comprehensive loss	$(448)	$(454)

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

The trial for the first phase of the MDL proceeding occurred in February 2013 through April 2013 and covered issues arising out of the conduct and degree of culpability of various parties. In September 2014, the MDL court ruled that, among other things, (1) in relation to the Macondo well incident, BP’s conduct was reckless, Transocean’s conduct was negligent, and our conduct was negligent, (2) fault for the Macondo well incident was apportioned 67% to BP, 30% to Transocean and 3% to us, and (3) the indemnity and release clauses in our contract with BP are valid and enforceable against BP. The MDL court did not find that our conduct was grossly negligent, thereby eliminating our exposure in the MDL for punitive damages.

In September 2014, we reached an agreement, subject to court approval, to settle a substantial portion of the plaintiffs’ claims asserted against us relating to the Macondo well incident (our MDL Settlement) for an aggregate of $1.1 billion. The Court issued final approval of our MDL Settlement and the period for appeal has expired. On May 20, 2015, we and BP entered into an agreement to resolve all remaining claims against each other, and pursuant to which BP will defend and indemnify us in future trials for compensatory damages. We have also entered into an agreement with Transocean to dismiss all claims made against each other. All of our payments with respect to our MDL Settlement have been made. We believe that there is no additional material financial exposure to us in relation to the Macondo well incident.

Securities and related litigation
In June 2002, a class action lawsuit was commenced against us in federal court alleging violations of the federal securities laws in connection with our change in accounting for revenue on long-term construction projects and related disclosures. In the weeks that followed, approximately twenty similar class actions were filed against us. The class action cases were later consolidated, and the amended consolidated class action complaint was filed and served upon us in April 2003. In June 2003, the plaintiffs filed a second amended consolidated complaint that included claims arising out of our 1998 acquisition of Dresser Industries, Inc. and our disclosures and reserves relating to our asbestos liability exposure.

In December 2016, we reached an agreement in principle to settle this lawsuit, without any admission of liability and subject to approval by the district court. During the second quarter of 2017, we paid approximately $54 million of the $100 million settlement fund, and our insurer paid the balance. On July 31, 2017, the district court issued final approval of the settlement. Plaintiff’s counsel fees and costs will be awarded from the settlement fund.

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

In June 2017, we reached a preliminary understanding with the SEC staff to resolve the SEC's investigation. On July 27, 2017, the Commissioners of the SEC formally approved this settlement. To settle the investigation, we, without admitting or denying any of the factual findings, have consented to the entry of an administrative order stating that in connection with the use of a local content provider in Angola, we violated the books and records and internal controls provisions of the FCPA. In the third quarter of 2017, we made a total payment of approximately $29 million for disgorgement, prejudgment interest, and a civil penalty, and agreed to engage an independent consultant to review aspects of our compliance program in Africa.

Separately, the DOJ advised us that it has completed its investigation and will not be taking any action regarding these matters.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $44 million as of September 30, 2017 and $50 million as of December 31, 2016. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for seven federal and state Superfund sites for which we have established reserves. As of September 30, 2017, those seven sites accounted for approximately $3 million of our $44 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2017	2016	2017	2016
Basic weighted average common shares outstanding	872	862	869	860
Dilutive effect of awards granted under our stock incentive plans	1	2	3	—
Diluted weighted average common shares outstanding	873	864	872	860

Antidilutive shares:
Options with exercise price greater than the average market price	14	12	6	13
Options which are antidilutive due to net loss position	—	—	—	1
Total antidilutive shares	14	12	6	14

Note 7. Fair Value of Financial Instruments

At September 30, 2017, we held $105 million of investments in fixed income securities with maturities ranging from less than one year to September 2020, of which $66 million are classified as “Other current assets” and $39 million are classified as “Other assets” on our condensed consolidated balance sheets. At December 31, 2016, we also held $92 million of investments in fixed income securities. These securities consist primarily of corporate bonds and other debt instruments, are accounted for as available-for-sale and are recorded at fair value on quoted prices for identical assets in less active markets, which are categorized within level 2 on the fair value hierarchy.

At September 30, 2017 and December 31, 2016, we held an interest-bearing promissory note with our primary customer in Venezuela with a par value of $200 million. The initial fair value of the promissory note of $52 million was based on pricing data points for similar assets in an illiquid market and is categorized within level 3 on the fair value hierarchy. We are using an effective interest method to accrete the carrying amount to its par value as it matures. This accretion income is being recorded through “Interest expense, net of interest income” on our condensed consolidated statements of operations. As of September 30, 2017, the carrying amount of this promissory note was $116 million, consisting of a current portion of $92 million and non-current portion of $24 million, which are classified as “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. Although this customer has made all scheduled interest payments on the note, they did not make the first scheduled principal payment in the third quarter of 2017, which they informed us was due to banking complications. We continue to have discussions with this customer regarding the delay, and they have confirmed their intention to make the payment. As of September 30, 2017, the fair value of this note approximates its initial fair value, which is lower than its carrying amount. However, we continue to hold this note to maturity and account for it under an accretion model as we believe that our customer will make all required payments. Accordingly, we do not believe any write-downs of this note are appropriate at this time. We will continue to monitor conditions in Venezuela and assess the value of this note going forward. The carrying amount as of December 31, 2016 was $70 million, which approximated its fair value.

During the second quarter of 2017, we made a decision to exchange an additional $375 million of our accounts receivable with our primary customer in Venezuela for an additional interest-bearing promissory note with a par value of the same amount. We recognized a pre-tax loss of $262 million for a fair market value adjustment related to this exchange. We determined fair value based on pricing data points for similar notes in an illiquid market which is categorized within level 3 on the fair value hierarchy. While this exchange has not been finalized, we continue to pursue this transaction in accordance with applicable law. See Note 2 for further discussion.

We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. During the first quarter of 2017, we terminated a series of our interest rate swaps with a notional amount of $1.4 billion in conjunction with our early redemption of senior notes. We included the gain from the swap termination in our calculation of early debt extinguishment costs. As of September 30, 2017, we had one remaining interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of our interest rate swaps as of September 30, 2017 and December 31, 2016 are included in “Other assets” in our condensed consolidated balance sheets and were immaterial. The fair value of our interest rate swaps are categorized within level 2 on the fair value hierarchy and were determined using an income approach model with inputs, such as the notional amount, LIBOR rate spread and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2017				December 31, 2016
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$345	$11,906	$12,251	$10,938	$753	$12,812	$13,565	$12,384

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Our total fair value and carrying value of debt decreased during the nine months ended September 30, 2017 primarily due to the early extinguishment of $1.4 billion of senior notes. Additionally, differences between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when transactions are executed. We have no debt categorized within level 3 on the fair value hierarchy based on unobservable inputs.

Note 8. New Accounting Pronouncements

Standards adopted in 2017

Stock-Based Compensation
On January 1, 2017, we adopted an accounting standards update issued by the Financial Accounting Standards Board (FASB) which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that has the most impact on our financial statements is income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than previous accounting of recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. We applied the update prospectively beginning January 1, 2017, and the adoption did not have a material impact on our condensed consolidated financial statements.

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

We performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we also developed a comprehensive change management project plan to guide the implementation. Over the course of 2017, we have conducted training sessions for those in our global organization that will be impacted by the new standard and have developed a web-based training course providing a detailed overview of the key changes within the new standard. Our services are primarily short-term in nature, and we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We will adopt the new standard utilizing the modified retrospective method that will result in a cumulative effect adjustment as of January 1, 2018.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Organization
We are one of the world's largest providers of products and services to the energy industry. We help our customers maximize value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. Activity levels within our operations are significantly impacted by spending on upstream exploration, development and production programs by major, national and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:

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

Financial results
Our business continued to strengthen during the third quarter of 2017, marked by increases compared to the second quarter of 2017 in the average North American land rig count and improved profitability in our international business. Our North American business continued to improve in the third quarter of 2017, with revenue growth of 14%, compared to the second quarter of 2017, significantly outperforming the average United States land rig count increase of 6%. While the international markets have been slower to recover and continue to face pricing pressure as customers defer new projects and focus on lowering costs, we are committed to making this market sustainable. Cost cutting remains a major theme in our international business and the use of technology to lower our customer costs is important. Our product service lines continue to deliver technology driven value propositions to help our customers increase production and lower costs.

We generated total company revenue of $5.4 billion during the third quarter of 2017, a 42% increase from the $3.8 billion of revenue generated in the third quarter of 2016. This increase resulted from improved activity, utilization, and pricing associated with pressure pumping services in the United States land market, as well as contributions from our recent artificial lift acquisition in North America. We reported operating income of $634 million in the third quarter of 2017, compared to operating income of $128 million in the third quarter of 2016. Our operating results are benefiting from the structural global cost savings initiatives implemented over the past few years to address challenging market conditions.

During the first quarter, we made the decision to bring back cold-stacked pressure pumping equipment more rapidly than originally planned because of customer demand and to maintain market share while capturing leading edge pricing, and we have successfully executed this reactivation plan. The reactivated equipment has enhanced our overall margins during the first nine months of 2017. North America experienced a significant margin improvement from the first to third quarter of 2017 as a result of activity and pricing increases. We are diligently working towards optimizing margins and reaching targets we have set for our organization, which we believe are achievable through competitive pricing, improved equipment utilization and reducing our cost structure.

Business outlook
While 2016 was challenging as we navigated through the historic industry downturn, we believe our financial results in 2017 reflect our successful execution in a difficult environment and that our strategy has positioned us for any challenges and opportunities ahead. Commodity prices and the North America rig count have improved substantially from first half 2016 lows, and despite a range bound commodity price environment in 2017, we are benefiting from our improved market share, delivery platform and cost containment strategies.

In North America, improved commodity prices and rig counts from 2016 lows have resulted in a rapidly recovering market through the third quarter of 2017, particularly in United States unconventionals. At the current North American rig count, we are drilling approximately the same footage as the peak of 2014, along with significantly increased completions intensity. As rig count stabilizes, our customers focus on efficiencies, optimization and production. We are continuing to collaborate and engineer solutions to maximize asset value for our customers and will continue to focus on increasing equipment utilization, managing costs and expanding our surface efficiency model. Additionally, we gained significant North America market share through the downturn by demonstrating to our customers the benefits of our service quality and technology. We have been utilizing this increased market share to drive margin improvement. The historically high level of market share we built in the downturn gives us the ability to focus our work with the most efficient customers, and as such, we continued to execute our strategy of high grading the profitability of our portfolio with customers that value our services. During the third quarter of 2017, we acquired Summit ESP which was an important step in building out our production oriented business lines.

While the international markets were more resilient than North America through most of the downturn, particularly in the Eastern Hemisphere, low commodity prices have stressed customer budgets and impacted economics across deepwater and mature fields. As a result, our international business is experiencing activity reductions and pricing pressure in 2017 when compared to 2016. While we are working with our customers to improve project economics through technology and improved operating efficiency, any activity improvements for the remainder of 2017 will likely be offset by continued pricing pressure. However, we are now in the third year of significant underspending in the international markets. This implies that production declines will likely accelerate in the medium term as the backlog of new projects are completed and additional projects are not coming behind them. These eventual declines should help support higher commodity prices and increased international E&P spending.

During the first nine months of 2017, we had $934 million of capital expenditures, an increase of 49% from the first nine months of 2016. We plan to continue adjusting capital spending during 2017 and into 2018 to align with market conditions. We have successfully executed our deployment strategy to reactivate our cold-stacked pressure pumping equipment to respond to customer demand and converting our hydraulic fracturing fleet to Q10 pumps to support our surface efficiency model. We remain committed to generating industry-leading returns and continue to be focused on achieving leading edge pricing, driving better utilization and continuous cost control.

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. We closed the third quarter of 2017 at $1.9 billion of cash and equivalents. We also have $3.0 billion available under our revolving credit facility which, combined with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $1.9 billion of cash and equivalents, compared to $4.0 billion at December 31, 2016. Additionally, we held $105 million of investments in fixed income securities at September 30, 2017, compared to $92 million at December 31, 2016. These securities are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $1.6 billion of our total cash position as of September 30, 2017 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States to fund our U.S. operations or for general corporate purposes, with a portion subject to certain country-specific restrictions. We have provided for U.S. federal income taxes on cumulative undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

Significant sources and uses of cash
Sources of cash:
- Cash flows from operating activities were $1.5 billion during the first nine months of 2017.
- We received a United States tax refund in the amount of approximately $478 million in the third quarter of 2017, primarily related to the carryback of our net operating losses recognized in 2016.
Uses of cash:
- We early redeemed $1.4 billion of senior notes during the first quarter of 2017, which resulted in a payment of approximately $1.5 billion, inclusive of the redemption premium. We also repaid $45 million of senior notes that matured during the second quarter of 2017.
- Capital expenditures were $934 million in the first nine months of 2017, and were predominantly made in our Production Enhancement, Sperry Drilling, Production Solutions, Baroid, and Wireline and Perforating product service lines.
- We paid approximately $630 million in the third quarter of 2017 to acquire Summit ESP, Ingrain Inc., and Optimization Petroleum Technology. The additions of these three businesses strengthen our artificial lift, wireline, and Landmark portfolios for our global customers.
- During the first nine months of 2017, working capital (receivables, inventories and accounts payable) increased by a net $502 million, primarily due to increased business activity.
- We paid $469 million in dividends to our shareholders during the first nine months of 2017.
- We made the final installment settlement payment related to the Macondo well incident in the amount of $335 million, as well as our third and final legal fees payment of $33 million during the first nine months of 2017.
- We paid $54 million in the second quarter of 2017 to settle a class action lawsuit and $29 million in the third quarter of 2017 for a resolution of an SEC investigation of certain past matters related to our operations in Angola and Iraq. See Note 5 to the condensed consolidated financial statements for further information.

Future sources and uses of cash
Capital spending for the full year 2017 is currently expected to be approximately $1.3 billion to $1.4 billion.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $156 million. Subject to the approval of our Board of Directors, our intention is to continue paying dividends at our current rate.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2017 and may be used for open market and other share purchases. There were no repurchases made under the program during the nine months ended September 30, 2017.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2017, we had $1.9 billion of cash and equivalents, $105 million in fixed income investments, and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and manage our global cash needs for the remainder of 2017, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2017. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. See Note 2 to the condensed consolidated financial statements for further discussion related to receivables from our primary customer in Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2017, based upon the location of the services provided and products sold, 53% of our consolidated revenue was from the United States, compared to 40% of consolidated revenue from the United States in the first nine months of 2016. No other country accounted for more than 10% of our revenue during these periods.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2017	2016	2016
Oil price - WTI (1)	$48.36	$44.84	$43.14
Oil price - Brent (1)	52.31	45.79	43.55
Natural gas price - Henry Hub (2)	3.15	2.88	2.52

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2017	2016	2017	2016
United States:
Land	927	461	841	459
Offshore (incl. Gulf of Mexico)	19	18	20	23
Total	946	479	861	482
Canada:
Land	207	119	206	110
Offshore	1	2	1	2
Total	208	121	207	112
International (excluding Canada):
Land	749	711	748	740
Offshore	199	225	200	225
Total	948	936	948	965
Worldwide total	2,102	1,536	2,016	1,559
Land total	1,883	1,291	1,795	1,309
Offshore total	219	245	221	250

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2017	2016	2017	2016
United States (incl. Gulf of Mexico):
Oil	760	391	691	388
Natural gas	186	88	170	94
Total	946	479	861	482
Canada:
Oil	115	64	110	54
Natural gas	93	57	97	58
Total	208	121	207	112
International (excluding Canada):
Oil	731	709	729	733
Natural gas	217	227	219	232
Total	948	936	948	965
Worldwide total	2,102	1,536	2,016	1,559
Oil total	1,606	1,164	1,530	1,175
Natural gas total	496	372	486	384

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2017	2016	2017	2016
United States (incl. Gulf of Mexico):
Horizontal	799	373	720	376
Vertical	70	61	72	58
Directional	77	45	69	48
Total	946	479	861	482

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil prices have increased and become range bound in 2017. WTI oil spot prices ranged from a low of $42 per barrel in June 2017 to a high of $54 per barrel in February 2017. Brent crude oil spot prices ranged from a low of $44 in June 2017 to a high of $60 in September 2017. The average WTI and Brent oil spot prices during the third quarter of 2017 were $48 and $52, respectively.

Crude prices rose in the third quarter of 2017 due to increasing expectations for global economic and oil demand growth and falling Organization of the Petroleum Exporting Countries (OPEC) production, which led to declining global oil inventories. Strengthening global economic conditions and geopolitical factors are the main drivers for the expected rise in oil demand in 2018. The United States Energy Information Administration (EIA) forecasts the average 2018 Brent crude oil price to be $54 per barrel in their October 2017 "Short Term Energy Outlook," while WTI prices are projected to average about $3.50 less per barrel. Crude oil production in the United States is now projected to average 9.2 million barrels per day in 2017, while 2018 projections of 9.9 million barrels per day would mark the highest annual average in United States history. The International Energy Agency's (IEA) October 2017 "Oil Market Report" forecasts the 2017 global demand to average approximately 98 million barrels per day, which is up 2% from 2016, with 2018 forecasts of 99 million barrels per day.

The average Henry Hub natural gas spot price in the United States was $2.98 per MMBtu in September 2017, which was flat from June 2017, due to natural gas production keeping pace with consumption and demand for exports. However, natural gas prices have risen 72% from a low of $1.73 in March 2016. The EIA October 2017 “Short Term Energy Outlook” expects growth in natural gas exports and domestic natural gas consumption to cause a rise in natural gas prices to a projected EIA average spot price of $3.19 per MMBtu in 2018.

North America operations
The United States land rig count continued its increase in the third quarter of 2017, with a 6% improvement over the second quarter of 2017 and 101% improvement over the third quarter of 2016. North America oil-directed rig count increased 420 rigs, or 92%, in the third quarter of 2017 as compared to the third quarter of 2016, while the natural gas-directed rig count in North America increased 134 rigs, or 92%, during the same period. As a result of the recent uptick in activity and the structural changes to our delivery platform we made over the past few years, after recording operating losses in North America in the first three quarters of 2016, we returned to operating profitability in the fourth quarter of 2016 with continued improvements throughout 2017. Rig count has stabilized during the third quarter of 2017, with customers searching for improved production with an increased focus on efficiency and optimization of wells.

In the Gulf of Mexico, the average offshore rig count for the third quarter of 2017 was down two rigs, or 10%, compared to the second quarter of 2017. The impacts of Hurricane Harvey led customers in the Gulf of Mexico and Eagle Ford to suspend activity temporarily in the third quarter of 2017. Low commodity prices have stressed budgets and have impacted economics across the deepwater market, negatively impacting activity and pricing. These headwinds still persist today, and we believe there will continue to be challenges in 2017 to deepwater project economics. Activity in the Gulf of Mexico is dependent on governmental approvals for permits, our customers' actions, and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the third quarter of 2017 was essentially flat compared to both the second quarter of 2017 and the third quarter of 2016. Lower sustained crude oil prices have caused many of our customers to reduce their budgets and defer several new projects; however, we have continued to work with our customers to improve project economics through technology and improved operating efficiency. In Latin America, rig count has grown slightly in the third quarter of 2017, after experiencing historic lows across the region during 2016. These increases were driven by Argentina, Mexico and Brazil. Venezuela continues to experience significant political and economic turmoil. While the region is slowly showing signs of improvement, there are significant headwinds and pricing pressures that must be overcome to obtain a full recovery and we remain focused on efficiencies in our execution. For the Eastern Hemisphere, we believe the first quarter represented the bottom of the international rig count. The Middle East remains our most active international market, with the largest part of the work focused on maximizing production in mature fields with the use of technology and expanded reservoir knowledge. Due to the longer term contractual nature of international markets and the level of continuing price pressure, we expect pricing pressures will offset activity gains over the near term.

Venezuela. The Venezuelan government currently has a dual-rate foreign exchange system: (i) the DIPRO, which represents a protected rate of 10.0 Bolívares per United States dollar made available for vital imports such as food, medicine and raw materials for production; and (ii) the DICOM, which is intended to be a free floating system that will fluctuate according to market supply and demand. The DICOM continues to significantly devalue and had a market rate of 3,345 Bolívares per United States dollar at September 30, 2017, as compared to a market rate of 276 Bolívares per United States dollar in early 2016 when the DICOM was created. We are utilizing the DICOM to remeasure our net monetary assets denominated in Bolívares. The continued devaluation of the Bolívar under the DICOM did not materially affect our financial statements for the nine months ended September 30, 2017 due to our immaterial net monetary position in the local currency.

As of September 30, 2017, our total net investment in Venezuela was approximately $727 million, with less than $1 million of net monetary liabilities denominated in Bolívares, and we had an additional $36 million of surety bond guarantees outstanding relating to our Venezuelan operations.

See Note 2 and Note 7 to the condensed consolidated financial statements for additional information about outstanding receivables from our primary customer in Venezuela and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela, including recent sanctions imposed in Venezuela.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$3,537	$2,176	$1,361	63%
Drilling and Evaluation	1,907	1,657	250	15
Total revenue	$5,444	$3,833	$1,611	42%

By geographic region:
North America	$3,163	$1,658	$1,505	91%
Latin America	530	415	115	28
Europe/Africa/CIS	722	744	(22)	(3)
Middle East/Asia	1,029	1,016	13	1
Total revenue	$5,444	$3,833	$1,611	42%

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$525	$24	$501	2,088%
Drilling and Evaluation	180	151	29	19
Total	705	175	530	303
Corporate and other	(71)	(47)	(24)	(51)
Total operating income	$634	$128	$506	395%

Consolidated revenue was $5.4 billion in the third quarter of 2017, an increase of $1.6 billion, or 42%, as compared to the third quarter of 2016, primarily associated with improvements in pressure pumping services and drilling activity, as well as contributions from our recent artificial lift acquisition in North America. Revenue from North America was 58% of consolidated revenue in the third quarter of 2017, compared to 43% of consolidated revenue in the third quarter of 2016, reflecting the improvement that our North America operations are experiencing as the oil and gas industry recovers.

Consolidated operating income was $634 million during the third quarter of 2017 compared to $128 million in the third quarter of 2016. Operating results improved primarily from increased activity, utilization and pricing associated with pressure pumping services.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the third quarter of 2017 was $3.5 billion, an increase of $1.4 billion, or 63%, from the third quarter of 2016. Operating income in the third quarter of 2017 was $525 million, an increase of $501 million from the third quarter of 2016. Improved operating results were primarily related to increased activity, utilization and pricing associated with pressure pumping services in the United States land market, as well as stimulation activity in Canada and the Gulf of Mexico, in addition to contributions from our recent artificial lift acquisition.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2017 was $1.9 billion, an increase of $250 million, or 15%, from the third quarter of 2016. Improved results were driven by increased drilling activity and logging services in the United States land market, project management and drilling fluid services in Mexico, and drilling activity in Russia. These increases were partially offset by reduced activity and pricing for drilling-related services in the Eastern Hemisphere.

Operating income in the third quarter of 2017 was $180 million, an increase of $29 million, or 19%, compared to the third quarter of 2016, driven by improved pricing and activity for drilling-related services in the United States land market, partially offset by the impact of pricing pressures and activity reductions in the Eastern Hemisphere for drilling and logging activity.

GEOGRAPHIC REGIONS

North America
North America revenue in the third quarter of 2017 was $3.2 billion, a 91% improvement compared to the third quarter of 2016. Revenue increases were driven by improved customer demand in our United States land sector, resulting in increased pricing and utilization across almost all of our product service lines, primarily pressure pumping services, drilling fluids and drilling services, coupled with contributions from our recent artificial lift acquisition.

Latin America
Latin America revenue in the third quarter of 2017 was $530 million, a 28% increase compared to the third quarter of 2016, primarily as a result of increased project management and drilling services in Mexico, improved pressure pumping services in Argentina, increased activity in Colombia, and higher activity for well intervention and pipelines services in Brazil. These increases were partially offset by reduced activity in Venezuela and lower completion tool sales in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2017 was $722 million, a decline of 3% compared to the third quarter of 2016. The decreases during the quarter were primarily driven by reduced activity in Angola, lower completion tool sales in Azerbaijan, and lower cementing and drilling-related activity in the North Sea. These decreases were partially offset by activity improvements in Russia and Nigeria and increased project management activity in the North Sea.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2017 was $1.0 billion, relatively flat compared to the third quarter of 2016. Improved stimulation activity and well intervention services in the Middle East were partially offset by reduced drilling activity across the region.

NONOPERATING ITEMS

Interest expense, net decreased $26 million in the third quarter of 2017, compared to the third quarter of 2016, primarily due to interest savings from the early extinguishment of $1.4 billion of senior notes in the first quarter of 2017.

Effective tax rate. During the three months ended September 30, 2017, we recorded a total income tax provision of $135 million on pre-tax income of $496 million, resulting in an effective tax rate of 27.2%. During the three months ended September 30, 2016, we recorded a total income tax benefit of $59 million on pre-tax losses of $52 million, resulting in an effective tax rate of 114.3%. Our effective tax rate during the third quarter of 2016 was primarily impacted by a $29 million tax benefit reflecting the beneficial use of an Argentinian tax treaty that reduces the taxation of royalty payments for intellectual property. The effective tax rates in both periods were impacted by the geographic mix of earnings for the respective periods.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$9,273	$6,614	$2,659	40%
Drilling and Evaluation	5,407	5,252	155	3
Total revenue	$14,680	$11,866	$2,814	24%

By geographic region:
North America	$8,164	$4,968	$3,196	64%
Latin America	1,501	1,432	69	5
Europe/Africa/CIS	2,005	2,317	(312)	(13)
Middle East/Asia	3,010	3,149	(139)	(4)
Total revenue	$14,680	$11,866	$2,814	24%

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$1,069	$22	$1,047	4,759%
Drilling and Evaluation	427	546	(119)	(22)
Total	1,496	568	928	163
Corporate and other	(251)	(4,210)	3,959	94
Impairments and other charges	(262)	(3,189)	2,927	92
Total operating income (loss)	$983	$(6,831)	$7,814	—

Consolidated revenue was $14.7 billion in the first nine months of 2017, an increase of $2.8 billion, or 24%, as compared to the first nine months of 2016, primarily due to increased pressure pumping services and drilling activity in North America, partially offset by reduced drilling and logging activity in the Eastern Hemisphere. Revenue from North America was 56% of consolidated revenue in the first nine months of 2017, compared to 42% of consolidated revenue in the first nine months of 2016, reflecting the improvement that our North America operations are experiencing as the oil and gas industry recovers.

Consolidated operating income was $983 million in the first nine months of 2017, which includes a $262 million pre-tax loss for a fair market value adjustment related to Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion. This compares to an operating loss of $6.8 billion during the first nine months of 2016, which includes $4.1 billion for a merger termination fee and related costs and $3.2 billion of impairments and other charges. Operating results improved primarily from increased activity, utilization and pricing associated with pressure pumping services and completion tool sales in North America.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first nine months of 2017 was $9.3 billion, an increase of $2.7 billion, or 40%, from the first nine months of 2016. Operating income in the first nine months of 2017 was $1.1 billion, compared to operating income of $22 million in the first nine months of 2016. Improved operating results were primarily related to increased activity, utilization and pricing associated with pressure pumping services and completion tool sales in the United States land market and Canada, partially offset by reduced completion tool sales in the Eastern Hemisphere.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2017 was $5.4 billion, an increase of $155 million, or 3%, from the first nine months of 2016. Operating income in the first nine months of 2017 was $427 million, a decrease of $119 million, or 22%, compared to the first nine months of 2016. Increased drilling activity in our North America operations were offset by reductions across the majority of our product service lines in the Eastern Hemisphere due to pricing pressures and activity reductions, particularly drilling and logging services.

GEOGRAPHIC REGIONS

North America
North America revenue in the first nine months of 2017 was $8.2 billion, a 64% increase compared to the first nine months of 2016. These results were driven by improved customer demand in our United States land sector with increases in both pricing and activity, primarily related to pressure pumping services, drilling activity and completion tool sales.

Latin America
Latin America revenue in the first nine months of 2017 was $1.5 billion, a 5% increase compared to the first nine months of 2016, primarily due to increased activity for well intervention, stimulation and drilling-related services in Brazil, increased activity for pressure pumping, drilling-related and logging services in Colombia, and improved drilling-related and project management activity in Ecuador. Partially offsetting these increases were reduced activity in the majority of our product service lines in Venezuela and Mexico, reduced completion tool sales in Brazil and lower drilling activity in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2017 was $2.0 billion, a 13% decrease from the first nine months of 2016, primarily resulting from activity reductions and pricing pressure, particularly in well completion and pressure pumping services across the region, as well as all of our product service lines in Angola and the North Sea. These decreases were partially offset by improved activity for cementing, drilling and pipeline services in Russia.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2017 was $3.0 billion, a 4% decrease from the first nine months of 2016, due to reduced drilling activity and completion tool sales across the region, and lower logging activity in Thailand. These decreases were partially offset by improved stimulation and well intervention activity in the Middle East, increased project management activity in Iraq, and higher drilling fluids and project management activity in India.

OTHER OPERATING ITEMS

Corporate and other expenses were $251 million in the first nine months of 2017 compared to $4.2 billion in the first nine months of 2016. During the first nine months of 2017, we incurred approximately $42 million of charges for litigation settlements, the majority of which related to the resolution of an SEC investigation and one-time executive compensation charges. See Note 5 to the condensed consolidated financial statements for further information. During the first nine months of 2016, we incurred $4.1 billion of charges for a merger termination fee and related costs.

Impairments and other charges were $262 million in the nine months ended September 30, 2017, associated with a fair market value adjustment related to Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion. This compares to $3.2 billion in company-wide charges during the nine months ended September 30, 2016, which consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, facility closures, a loss on exchange for a promissory note in Venezuela, and other charges.

NONOPERATING ITEMS

Interest expense, net was $478 million in the first nine months of 2017, which includes $104 million in costs related to the early extinguishment of $1.4 billion of senior notes during the first quarter of 2017. This compares to $502 million of net interest expense in the first nine months of 2016, which includes $41 million of debt redemption fees and associated expenses related to the $2.5 billion of senior notes mandatorily redeemed in the second quarter of 2016. The first nine months of 2017 reflects the corresponding interest savings from these debt payments.

Effective tax rate. During the nine months ended September 30, 2017, we recorded a total income tax provision of $81 million on pre-tax income of $438 million, resulting in an effective tax rate of 18.5%. During the nine months ended September 30, 2016, we recorded a total income tax benefit of $1.8 billion on pre-tax losses of $7.5 billion, resulting in an effective tax rate of 24.6%. The effective tax rates in both periods were impacted by the geographic mix of earnings for the respective periods.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 5 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there have been no other material changes in risk factors previously disclosed.

Our business in Venezuela subjects us to actions by the Venezuelan government, sanctions imposed or other actions by the U.S. and foreign governments, the risk of delayed payments, and currency risks, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
There are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil, including the possibility that the Venezuelan government could assume control over our operations and assets. The political and economic conditions have deteriorated further in 2017, leading to uncertainty in the future business climate, the state of security, and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, or imposition of additional sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. In July 2017, the U.S. Government announced sanctions on 13 Venezuelan individuals, including a current employee of our primary customer in Venezuela. In August 2017, the U.S. Government imposed additional economic sanctions around certain financing transactions in Venezuela. These new sanctions prohibit dealings by our U.S. employees and entities in new debt issued by our primary customer in Venezuela or the Venezuelan Government, dealings in certain existing Venezuelan government bonds, as well as dividend payments or other profit distributions to the Venezuelan Government. These sanctions could delay our ability to execute the promissory note exchange discussed further in Note 2 to the condensed consolidated financial statements. There can be no assurance that other sanctions affecting our business in Venezuela will not be imposed in the future. Any such sanctions may have a material adverse effect on our ability to operate in Venezuela.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, and this customer did not make the first scheduled principal payment on our $200 million promissory note, which they informed us was due to banking complications. While we believe that our customer will make all required payments on this note, further delays in payment on this promissory note or defaults on the customer's indebtedness to other parties may lead to a default on this promissory note. This would result in an impairment charge on the existing carrying amount of this note and potentially further charges on other receivables with this customer. If conditions continue to worsen in the country and we experience further delays or failure in receiving payment on our remaining receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

The future results of our Venezuelan operations will be affected by many factors, including the foreign currency exchange rate, actions of the Venezuelan government, and general economic conditions such as continued inflation and future customer payments and spending. For further information, see Note 2 to the condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations - International operations - Venezuela."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	16,277	$44.32	—	$5,700,004,373
August 1 - 31	186,891	$40.12	—	$5,700,004,373
September 1 - 30	73,442	$41.17	—	$5,700,004,373
Total	276,610	$40.64	—

(a)
All of the 276,610 shares purchased during the three-month period ended September 30, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of September 30, 2017. From the inception of this program in February 2006 through September 30, 2017, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*†	10.1	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Christopher T. Weber	/s/ Charles E. Geer, Jr.
Christopher T. Weber	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: October 27, 2017