Form 10-Q
period 2018-03-31
HALLIBURTON CO
filed 2018-04-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 875,976,391 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2018	2017
Revenue:
Services	$4,388	$3,151
Product sales	1,352	1,128
Total revenue	5,740	4,279
Operating costs and expenses:
Cost of services	4,007	3,103
Cost of sales	1,056	918
General and administrative	58	55
Impairments and other charges	265	—
Total operating costs and expenses	5,386	4,076
Operating income	354	203
Interest expense, net of interest income of $10 and $23	(140)	(242)
Other, net	(25)	(18)
Income (loss) from continuing operations before income taxes	189	(57)
Income tax (provision) benefit	(142)	25
Net income (loss)	$47	$(32)
Net income attributable to noncontrolling interest	(1)	—
Net income (loss) attributable to company	$46	$(32)

Basic and diluted net income (loss) per share	$0.05	$(0.04)
Basic weighted average common shares outstanding	875	867
Diluted weighted average common shares outstanding	878	867
Cash dividends per share	$0.18	$0.18
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2018	2017
Net income (loss)	$47	$(32)
Other comprehensive income (loss), net of income taxes	(2)	2
Comprehensive income (loss)	$45	$(30)
Comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive income (loss) attributable to company shareholders	$44	$(30)
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$2,332	$2,337
Receivables (net of allowances for bad debts of $809 and $725)	5,255	5,036
Inventories	2,458	2,396
Other current assets	990	1,008
Total current assets	11,035	10,777
Property, plant and equipment (net of accumulated depreciation of $12,232 and $12,249)	8,596	8,521
Goodwill	2,707	2,693
Deferred income taxes	1,227	1,230
Other assets	1,626	1,864
Total assets	$25,191	$25,085
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,830	$2,554
Accrued employee compensation and benefits	647	746
Short-term borrowings and current maturities of long-term debt	466	512
Other current liabilities	1,026	1,050
Total current liabilities	4,969	4,862
Long-term debt	10,428	10,430
Employee compensation and benefits	588	609
Other liabilities	815	835
Total liabilities	16,800	16,736
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,069 shares)	2,672	2,673
Paid-in capital in excess of par value	222	207
Accumulated other comprehensive loss	(471)	(469)
Retained earnings	12,586	12,668
Treasury stock, at cost (194 and 196 shares)	(6,644)	(6,757)
Company shareholders’ equity	8,365	8,322
Noncontrolling interest in consolidated subsidiaries	26	27
Total shareholders’ equity	8,391	8,349
Total liabilities and shareholders’ equity	$25,191	$25,085
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2018	2017
Cash flows from operating activities:
Net income (loss)	$47	$(32)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	394	383
Impairments and other charges	312	—
Changes in assets and liabilities:
Receivables	(245)	(178)
Accounts payable	276	228
Inventories	(119)	(18)
Other	(93)	(378)
Total cash flows provided by operating activities	572	5
Cash flows from investing activities:
Capital expenditures	(501)	(265)
Proceeds from sales of property, plant and equipment	47	41
Other investing activities	80	(13)
Total cash flows used in investing activities	(374)	(237)
Cash flows from financing activities:
Dividends to shareholders	(158)	(156)
Payments on long-term borrowings	(9)	(1,566)
Other financing activities	(12)	63
Total cash flows used in financing activities	(179)	(1,659)
Effect of exchange rate changes on cash	(24)	(11)
Decrease in cash and equivalents	(5)	(1,902)
Cash and equivalents at beginning of period	2,337	4,009
Cash and equivalents at end of period	$2,332	$2,107
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$144	$173
Income taxes	$85	$77
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2017 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2018, the results of our operations for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three months ended March 31, 2018 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2018	2017
Revenue:
Completion and Production	$3,807	$2,604
Drilling and Evaluation	1,933	1,675
Total revenue	$5,740	$4,279
Operating income:
Completion and Production	$500	$147
Drilling and Evaluation	188	122
Total operations	688	269
Corporate and other (a)	(69)	(66)
Impairments and other charges (b)	(265)	—
Total operating income	$354	$203
Interest expense, net of interest income (c)	(140)	(242)
Other, net	(25)	(18)
Income (loss) from continuing operations before income taxes	$189	$(57)
(a) Corporate and other includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives.
(b) Represents a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela, consisting of receivables, fixed assets, inventory and other assets and liabilities in the three months ended March 31, 2018.

(c) Includes $104 million of costs related to the early extinguishment of $1.4 billion of senior notes in the three months ended March 31, 2017.

Receivables
As of March 31, 2018, 47% of our net trade receivables were from customers in the United States. As of December 31, 2017, 42% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates.

We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

Venezuela
During the first quarter of 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and all future currency transactions will be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. Additionally, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued guidance during the quarter that prohibits acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. These events, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela during the first quarter of 2018, which resulted in a $312 million charge, net of tax. This consisted of $119 million of allowance for doubtful accounts related to remaining accounts receivable, a $32 million write-off of our promissory note from our primary customer in Venezuela, and write-offs of $48 million of inventory, $53 million of fixed assets and $13 million of other assets and liabilities, all of which were included within "Impairments and other charges" in our condensed consolidated statements of operations, in addition to $47 million of accrued taxes recognized in our tax provision. We are maintaining our presence in Venezuela and have changed our accounting for revenue with customers to a cash basis going forward while carefully managing our exposure.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations” for additional information about the foreign currency exchange system in Venezuela and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela.

Note 3. Revenue

Changes in accounting policies
Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method; accordingly, the comparative information for the three months ended March 31, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three months ended March 31, 2018. See Note 9 for additional information about the new accounting standard.

Under the new standard, revenue recognition is based on the transfer of control, or our customer’s ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment, which includes identifying performance obligations in the contract, determining whether promised services can be distinguished in the context of the contract, and estimating the amount of variable consideration to include in the transaction price. Variable consideration typically relates to bonuses, discounts, price concessions, refunds, penalties, job disputes, credits and incentives. We estimate variable consideration based on the amount of consideration we expect to receive. We record revenue accruals on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 58% and 49% of our consolidated revenue was from the United States for the three months ended March 31, 2018 and 2017, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

REVENUE:	Three Months Ended March 31
Millions of dollars	2018	2017
Completion and Production	$3,807	$2,604
Drilling and Evaluation	1,933	1,675
Total revenue	$5,740	$4,279

By geographic region:
North America	$3,517	$2,231
Latin America	457	463
Europe/Africa/CIS	716	604
Middle East/Asia	1,050	981
Total revenue	$5,740	$4,279

Contract balances
We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of receivables and deferred revenue.

We have long-term receivables for work completed but not billed in which the rights to consideration are conditional. These are primarily related to pay-out-of-production projects and are not material to our condensed consolidated financial statements. Deferred revenue represents advance consideration received from customers for contracts where revenue is recognized on future performance of service. Deferred revenue, as well as revenue recognized during the period relating to amounts included as deferred revenue at the beginning of the period, was not material to our condensed consolidated financial statements.

Transaction price allocated to remaining performance obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less. We have some long-term contracts related to software and integrated project management services such as lump sum turnkey contracts. For software contracts, revenue is generally recognized over time throughout the license period when the software is considered to be a right to access our intellectual property. For lump sum turnkey projects, we recognize revenue over time using an input method, which requires us to exercise judgment. Revenue allocated to remaining performance obligations for these long-term contracts is not material.

Note 4. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $186 million as of March 31, 2018 and $177 million as of December 31, 2017. If the average cost method had been used, total inventories would have been $30 million higher than reported as of March 31, 2018 and $31 million higher as of December 31, 2017. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2018	December 31, 2017
Finished products and parts	$1,572	$1,547
Raw materials and supplies	717	703
Work in process	169	146
Total	$2,458	$2,396

All amounts in the table above are reported net of obsolescence reserves of $284 million as of March 31, 2018 and $276 million as of December 31, 2017.

Note 5. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2017	$8,349	$8,322	$27
Retained earnings adjustment for new accounting standard (a)	30	30	—
Payments of dividends to shareholders	(158)	(158)	—
Stock plans	139	139	—
Other	(14)	(12)	(2)
Comprehensive income	45	44	1
Balance at March 31, 2018	$8,391	$8,365	$26
(a) Represents a cumulative-effect adjustment to retained earnings upon our adoption of new accounting standards effective January 1, 2018. See Note 9 for further information on the adoption of the new revenue recognition standard.

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2016	$9,448	$9,409	$39
Retained earnings adjustment for new accounting standard (b)	(384)	(384)	—
Payments of dividends to shareholders	(156)	(156)	—
Stock plans	120	120	—
Other	(9)	(8)	(1)
Comprehensive loss	(30)	(30)	—
Balance at March 31, 2017	$8,989	$8,951	$38
(b) Represents a cumulative-effect adjustment to retained earnings upon our adoption of a new accounting standards update on the income tax consequences of intra-entity transfers of assets other than inventory which was effective January 1, 2017.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2018. From the inception of this program in February 2006 through March 31, 2018, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the three months ended March 31, 2018.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2018	December 31, 2017
Defined benefit and other postretirement liability adjustments	$(333)	$(334)
Cumulative translation adjustments	(79)	(80)
Other	(59)	(55)
Total accumulated other comprehensive loss	$(471)	$(469)

Note 6. Commitments and Contingencies

Securities and related litigation
Commencing in June 2002, a number of class action lawsuits were filed against us in federal court alleging violations of the federal securities laws arising out of our change in accounting for revenue on long-term construction projects, our 1998 acquisition of Dresser Industries, Inc. and our reserves for asbestos liability exposure. In December 2016, we reached an agreement to settle these lawsuits and in July 2017, the district court issued final approval of the settlement.

The settlement resolves all pending cases other than Magruder v. Halliburton Co., et. al. (the Magruder case). The allegations arise out of the same general events described above, but for a later class period, December 8, 2001 to May 28, 2002. There has been limited activity in the Magruder case. In March 2009, our motion to dismiss was granted, with leave to replead. In March 2012, plaintiffs filed an amended complaint and in May 2012, we filed another motion to dismiss which remains pending. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $45 million as of March 31, 2018 and $48 million as of December 31, 2017. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of March 31, 2018, those eight sites accounted for approximately $8 million of our $45 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2018	2017
Basic weighted average common shares outstanding	875	867
Dilutive effect of awards granted under our stock incentive plans	3	—
Diluted weighted average common shares outstanding	878	867

Antidilutive shares:
Options with exercise price greater than the average market price	7	4
Options which are antidilutive due to net loss position	—	3
Total antidilutive shares	7	7

Note 8. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long term debt, is as follows:

	March 31, 2018				December 31, 2017
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$9,862	$2,146	$12,008	$10,894	$3,285	$9,172	$12,457	$10,942

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

Note 9. New Accounting Pronouncements

Standards adopted in 2018

Revenue Recognition
On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the Financial Accounting Standards Board (FASB). The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised services or products to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services or products. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances.

We adopted the new revenue recognition standard using a modified retrospective basis and applied the guidance to all contracts that were not completed as of January 1, 2018. This resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018. The comparative financial information has not been restated and continues to be reported under the revenue accounting standards in effect during those periods. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three months ended March 31, 2018. See Note 3 for our expanded revenue disclosures required by the new standard.

Standards not yet adopted

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

Financial results
We generated total company revenue of $5.7 billion during the first quarter of 2018, a 34% increase from the $4.3 billion of revenue generated during the first quarter of 2017. Total company operating income was $354 million during the first quarter of 2018, which included $265 million of impairments and other charges related to a write-down of all of our remaining investment in Venezuela, compared to operating income of $203 million in the first quarter of 2017. Our business was impacted during the first quarter of 2018 by the continued rig count and activity growth in the North American market, while pricing pressure and seasonality negatively affected the international markets. Our Completion and Production segment revenue improved 46% and our Drilling and Evaluation segment revenue increased 15% from the first quarter of 2017. We continue to focus on cost efficiencies and aligning our business with customers in the fastest growing market segments to collaborate and engineer solutions to maximize their asset value.

Our North American business continued to improve during the first quarter of 2018, with revenue growth of 58% outperforming the growth in average North American rig count of 19%, when compared to the first quarter of 2017. The steady growth in rig count, combined with the continued completions intensity has improved demand across our product lines. While we experienced significant year-over-year margin improvement and profitability growth as a result of activity increases, we were challenged in the first quarter of 2018 by weather-related disruptions in rail service, which had a corresponding impact on our sand supply chain. Strong U.S. economic activity is creating tightness across the supply chain, particularly in rail service, trucking and labor. We are focused on managing these challenges and are diligently working towards optimizing margins and reaching targets we have set for our organization.

Revenue in our international markets in the first quarter of 2018 increased 9% compared to the first quarter of 2017, driven primarily by increased drilling activity and pressure pumping services in the Eastern Hemisphere, as well as pressure pumping activity in Argentina. We experienced modest increases in activity in the Middle East and Asia, offset by pricing pressure. We have grown our market share in the international markets throughout the downturn as a result of our strong service quality and technology offerings, and our product service lines continue to focus on delivering technology driven value propositions to help our customers increase production and lower costs.

Business outlook
In North America, we gained significant market share over the past few years by demonstrating to our customers the benefits of our service quality and technology. We have been utilizing this increased market share to drive margin improvement and will continue to seek price increases as this market remains tight and cost inflation occurs. Our customers in this region have a large portfolio of economic projects and a number of international oil companies are actively re-directing spending from international non-OPEC opportunities towards North America. The steady growth in rig count combined with the continued

completions intensity has improved demand across our product service lines, which we expect will continue through the remainder of 2018. Our customers continue to focus on efficiencies, optimization and production and we will maintain our diligence on increasing equipment utilization, managing costs and expanding our surface efficiency model. We will continue to focus on managing the logistical complexities that come with the growing market by leveraging our supply chain and logistics infrastructure, capturing efficiencies around our repair and maintenance programs and implementing technologies at scale to reduce cost and increase production.

Internationally, we are encouraged by these markets as we are experiencing enhanced tender activity and are holding constructive conversations with our customers. While we expect international activity to improve over the next few years, pricing pressure and concessions that have been given throughout the cycle need to be unwound. We are well-positioned for the growth in the international markets as a result of the investment we made to grow our global footprint in the last cycle. We will continue to collaborate with our customers to create solutions through technology and improved operating efficiency to help overcome challenging project economics.

During the first quarter of 2018, we had approximately $501 million of capital expenditures, an increase of 89% from the first quarter of 2017, which was predominantly made in our Production Enhancement, Sperry Drilling, Wireline and Perforating, Cementing, and Artificial Lift product service lines.

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. We had $2.3 billion of cash and equivalents as of March 31, 2018. We also have $3.0 billion available under our revolving credit facility which, combined with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

We had $2.3 billion of cash and equivalents at both March 31, 2018 and December 31, 2017. Additionally, we held $106 million of investments in fixed income securities at December 31, 2017 which are reflected in "Other current assets" and "Other assets" in our condensed consolidated balance sheets. Approximately $820 million of our cash and equivalents as of March 31, 2018 was held by our foreign subsidiaries, a substantial portion of which is available to be repatriated into the United States, with a portion subject to certain country-specific restrictions.

Significant sources and uses of cash
Sources of cash:
- Cash flows from operating activities were $572 million during the first three months of 2018.
Uses of cash:
- Capital expenditures were $501 million in the first three months of 2018, and were predominantly made in our Production Enhancement, Sperry Drilling, Wireline and Perforating, Cementing, and Artificial Lift product service lines.
- We paid $158 million in dividends to our shareholders during the first three months of 2018.
- During the first three months of 2018, working capital (receivables, inventories and accounts payable) increased by a net $88 million, primarily due to increased business activity.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2018 is currently expected to be approximately $2.0 billion, a 53% increase from 2017. The capital expenditures plan for 2018 is primarily directed towards our industry-leading pressure pumping fleet, the deployment of new Sperry drilling tools and the continued investment in our Artificial Lift and Multi-Chem product service lines.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2018. We also have $400 million senior notes that mature in August 2018, which we intend to repay with cash on hand.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2018 and may be used for open market and other share purchases. There were no repurchases made under the program during the three months ended March 31, 2018.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2018, we had $2.3 billion of cash and equivalents and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address our global cash needs in 2018, including debt retirement, capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) improved from BBB+ to A- for our long-term debt and remains A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. See Note 2 to the condensed consolidated financial statements for further discussion related to receivables in Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2018, based upon the location of the services provided and products sold, 58% of our consolidated revenue was from the United States, compared to 49% of consolidated revenue from the United States in the first three months of 2017. No other country accounted for more than 10% of our revenue.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2018	2017	2017
Oil price - WTI (1)	$62.88	$51.77	$50.93
Oil price - Brent (1)	66.81	53.68	54.30
Natural gas price - Henry Hub (2)	3.08	3.01	3.04

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Land vs. Offshore	2018	2017	2017
United States:
Land	951	722	856
Offshore (incl. Gulf of Mexico)	16	20	20
Total	967	742	876
Canada:
Land	267	294	205
Offshore	2	1	1
Total	269	295	206
International (excluding Canada):
Land	779	738	751
Offshore	192	201	198
Total	971	939	949
Worldwide total	2,207	1,976	2,031
Land total	1,997	1,754	1,812
Offshore total	210	222	219

	Three Months Ended March 31		Year Ended December 31
Oil vs. Natural Gas	2018	2017	2017
United States (incl. Gulf of Mexico):
Oil	781	594	704
Natural gas	186	148	172
Total	967	742	876
Canada:
Oil	178	162	109
Natural gas	91	133	97
Total	269	295	206
International (excluding Canada):
Oil	764	718	732
Natural gas	207	221	217
Total	971	939	949
Worldwide total	2,207	1,976	2,031
Oil total	1,723	1,474	1,545
Natural gas total	484	502	486

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2018	2017	2017
United States (incl. Gulf of Mexico):
Horizontal	833	610	736
Vertical	63	69	70
Directional	71	63	70
Total	967	742	876

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil prices have increased substantially. WTI oil spot prices reached a high of $67 per barrel in April 2018 and Brent crude oil spot prices reached a high of $73 per barrel in April 2018. The average WTI and Brent crude oil spot prices during the first quarter of 2018 were $63 per barrel and $67 per barrel, respectively.

In the United States Energy Information Administration (EIA) April 2018 "Short Term Energy Outlook," the EIA projects Brent prices to average $63 per barrel in 2018 and 2019, while WTI prices are projected to average about $4 less per barrel for both years. Crude oil production in the United States is now projected to average 10.7 million barrels per day in 2018, a 15% increase from 2017, which would mark the highest annual average United States crude oil production level, surpassing the previous record set in 1970. Additionally, the EIA projects that production will increase 7% in 2019, to average 11.4 million barrels per day. The International Energy Agency's (IEA) April 2018 "Oil Market Report" forecasts the 2018 global demand to average approximately 99.3 million barrels per day, which is up 2% from 2017, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price in the United States averaged $2.69 per MMBtu in March 2018, a decrease of $0.19 per MMBtu, or 7%, from 2017. The EIA April 2018 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.99 per MMBtu in 2018 and $3.07 per MMBtu in 2019.

North America operations
The average North America oil-directed rig count increased 203 rigs, or 27%, for the first quarter of 2018 as compared to the first quarter of 2017, while the average North America natural gas-directed rig count was essentially flat during the same period. During the first quarter of 2018, the United States land market experienced a 32% improvement in the average rig count compared to the first quarter of 2017 and completions activity continued to strengthen. This combination is improving demand across all of our product service lines, which we expect will continue during 2018.

In the Gulf of Mexico, the average offshore rig count for the first quarter of 2018 was down 20% compared to the first quarter of 2017. Low commodity prices have stressed budgets and have impacted economics across the deepwater market, negatively impacting activity and pricing. These headwinds persist today, and we believe there will continue to be challenges in 2018 to deepwater project economics. Activity in the Gulf of Mexico is dependent on governmental approvals for permits, our customers' actions and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the first quarter of 2018 increased by 3% compared to the first quarter of 2017, with corresponding drilling activity increases primarily in the North Sea and the Middle East. International tendering activity has been increasing from the previous year and we continue to work with our customers to improve project economics through technology and improved operating efficiency. The Middle East remains our most active international market, with the largest part of the work focused on maximizing production in mature fields with the use of technology and expanded reservoir knowledge. While we expect the international markets will continue to improve over the next few years, and we are encouraged by the activity outlook, there are headwinds that must be overcome to obtain a full recovery. This includes an over capitalized market, pricing pressure and price concessions that we have given throughout the down cycle which we need to recapture. We will continue to remain focused on efficiencies in our execution.

Venezuela. Venezuela continues to experience significant political and economic turmoil. During the first quarter of 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating the DIPRO foreign exchange rate, which had a protected rate of 10 Bolívares per United States dollar, and all future currency transactions will be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. Additionally, the Office of Foreign Assets Control of the U.S. Department of the Treasury issued guidance during the quarter that prohibits acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. See Note 2 to the condensed consolidated financial statements for further discussion on the write-down of our investment in Venezuela that we recognized in the first quarter of 2018 as a result of these events. Also, see Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela.

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

REVENUE:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$3,807	$2,604	$1,203	46%
Drilling and Evaluation	1,933	1,675	258	15
Total revenue	$5,740	$4,279	$1,461	34%

By geographic region:
North America	$3,517	$2,231	$1,286	58%
Latin America	457	463	(6)	(1)
Europe/Africa/CIS	716	604	112	19
Middle East/Asia	1,050	981	69	7
Total revenue	$5,740	$4,279	$1,461	34%

OPERATING INCOME:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$500	$147	$353	240%
Drilling and Evaluation	188	122	66	54
Total	688	269	419	156
Corporate and other	(69)	(66)	(3)	(5)
Impairments and other charges	(265)	—	(265)	—
Total operating income	$354	$203	$151	74%

Consolidated revenue was $5.7 billion in the first quarter of 2018, an increase of $1.5 billion, or 34%, as compared to the first quarter of 2017, primarily associated with improvements in pressure pumping services and drilling activity, as well as contributions from our recently acquired artificial lift business in North America. Revenue from North America was 61% of consolidated revenue in the first quarter of 2018, compared to 52% of consolidated revenue in the first quarter of 2017, reflecting the increase that our North America operations are experiencing from improved market conditions.

Consolidated operating income was $354 million during the first quarter of 2018 compared to $203 million in the first quarter of 2017. Operating results improved primarily from increased pressure pumping activity. Operating results in the first quarter of 2018 were also impacted by $265 million of impairments and other charges related to Venezuela. See Note 2 to the condensed consolidated financial statements for further information.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first quarter of 2018 was $3.8 billion, an increase of $1.2 billion, or 46%, from the first quarter of 2017. Operating income in the first quarter of 2018 was $500 million, an increase of $353 million from the first quarter of 2017. Improvements were led by increased activity in the United States land sector. Additionally, results improved due to increased well completion services in Europe/Africa/CIS and higher stimulation activity in the Middle East.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2018 was $1.9 billion, an increase of $258 million, or 15%, from the first quarter of 2017. Operating income in the first quarter of 2018 was $188 million, an increase of $66 million, or 54%, compared to the first quarter of 2017. These increases were primarily due to increased drilling activity in North America and the Eastern Hemisphere, specifically in the North Sea. Results were partially offset by activity declines across multiple product service lines in Latin America.

GEOGRAPHIC REGIONS

North America
North America revenue in the first quarter of 2018 was $3.5 billion, a 58% increase compared to the first quarter of 2017. This improvement was driven by increased activity throughout the United States land sector in the majority of our product service lines, primarily pressure pumping, as well as higher drilling activity and contributions from our recently acquired artificial lift business.

Latin America
Latin America revenue in the first quarter of 2018 was $457 million, a 1% decrease compared to the first quarter of 2017, resulting primarily from activity declines across multiple product service lines in Venezuela, as well as decreases in pressure pumping and project management activity in Mexico. These results were partially offset by increases in pressure pumping services and drilling activity in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2018 was $716 million, a 19% increase compared to the first quarter of 2017, primarily due to higher drilling activity and well completion services in the North Sea, coupled with increased activity in Russia and Azerbaijan. These results were partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2018 was $1.1 billion, a 7% increase compared to the first quarter of 2017, primarily resulting from increased drilling and stimulation activity in the Middle East and increased drilling activity in Indonesia, offset by lower completion tool sales and project management activity in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $265 million in the three months ended March 31, 2018 related to a write-down of all of our remaining investment in Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on the first quarter charge and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela.

NONOPERATING ITEMS

Interest expense, net decreased $102 million in the first quarter of 2018, compared to the first quarter of 2017, primarily due to $104 million in costs related to the early extinguishment of $1.4 billion of senior notes during the first quarter of 2017.

Effective tax rate. During the three months ended March 31, 2018, we recorded a total income tax provision of $142 million on pre-tax income of $189 million, resulting in an effective tax rate of 75.4%. Our effective tax rate during the first quarter of 2018 was significantly impacted by our investment write-down in Venezuela for which we are not recognizing a corresponding tax benefit since the write-down is not tax-deductible, along with additional accrued local Venezuela taxes we recognized in our tax provision. See Note 2 to the condensed consolidated financial statements for further information. Our effective tax rate for this period was also impacted by the lower corporate rate from the recently enacted U.S. tax reform as well as the geographic mix of earnings.

During the three months ended March 31, 2017, we recorded a total income tax benefit of $25 million on pre-tax losses of $57 million, resulting in an effective tax rate of 44.2%. Our effective tax rate during the first quarter of 2017 was impacted by the low level of earnings and associated geographic mix for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of March 31, 2018, there have been no other material changes in risk factors previously disclosed.

Our business in Venezuela subjects us to actions by the Venezuelan government, sanctions imposed or other actions by the U.S. and foreign governments, the risk of delayed payments and currency risks, all of which could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
There are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil. The political and economic conditions deteriorated through the first quarter of 2018, leading to uncertainty in the future business climate, the state of security and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, including the possibility that the Venezuelan government could assume control over our operations and assets, and imposition of additional sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. In 2017, the U.S. Government announced sanctions directed at certain Venezuelan individuals and imposed additional economic sanctions around certain trade financing transactions in Venezuela. These sanctions prohibit dealings by our U.S. employees and entities in certain new debt issued by our primary customer in Venezuela or the Venezuelan government as well as dealings in existing Venezuelan government bonds. In February 2018, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued additional guidance on these sanctions regarding the prohibited acceptance of late payments. For invoices issued subsequent to August 25, 2017 related to products and services provided to customers subject to these sanctions, we can no longer accept payment on receivables with a maturity longer than 90 days in the absence of an OFAC license. There can be no assurance that other sanctions affecting our business in Venezuela will not be imposed in the future that may have a material adverse effect on our ability to operate in Venezuela.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, including recent delays in multiple scheduled payments on our existing promissory note. On January 29, 2018, the Venezuelan government announced that it has changed the existing dual-rate foreign exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and all future currency transactions will be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. These recent events regarding foreign exchange and U.S. sanctions, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela, which resulted in a $312 million charge, net of tax, in our condensed consolidated statements of operations for the three months ended March 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	203,521	$50.04	—	$5,700,004,373
February 1 - 28	18,483	$51.81	—	$5,700,004,373
March 1 - 31	15,103	$46.59	—	$5,700,004,373
Total	237,107	$49.96	—

(a)
All of the 237,107 shares purchased during the three-month period ended March 31, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of March 31, 2018. From the inception of this program in February 2006 through March 31, 2018, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Date: April 27, 2018