Form 10-Q
period 2018-06-30
HALLIBURTON CO
filed 2018-07-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Emerging growth company	[ ]
Smaller reporting company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of July 20, 2018, there were 879,895,611 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2018	2017	2018	2017
Revenue:
Services	$4,808	$3,702	$9,196	$6,853
Product sales	1,339	1,255	2,691	2,383
Total revenue	6,147	4,957	11,887	9,236
Operating costs and expenses:
Cost of services	4,221	3,453	8,228	6,556
Cost of sales	1,072	1,021	2,128	1,939
General and administrative	65	75	123	130
Impairments and other charges	—	262	265	262
Total operating costs and expenses	5,358	4,811	10,744	8,887
Operating income	789	146	1,143	349
Interest expense, net of interest income of $13, $28, $23, and $51	(137)	(121)	(277)	(363)
Other, net	(19)	(26)	(44)	(44)
Income (loss) from continuing operations before income taxes	633	(1)	822	(58)
Income tax (provision) benefit	(125)	29	(267)	54
Net income (loss)	$508	$28	$555	$(4)
Net loss attributable to noncontrolling interest	3	—	2	—
Net income (loss) attributable to company	$511	$28	$557	$(4)

Basic net income per share	$0.58	$0.03	$0.64	$—
Diluted net income per share	$0.58	$0.03	$0.63	$—
Basic weighted average common shares outstanding	877	869	876	868
Diluted weighted average common shares outstanding	880	871	879	868
Cash dividends per share	$0.18	$0.18	$0.36	$0.36
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2018	2017	2018	2017
Net income (loss)	$508	$28	$555	$(4)
Other comprehensive income (loss), net of income taxes	1	2	(1)	4
Comprehensive income	$509	$30	$554	$—
Comprehensive loss attributable to noncontrolling interest	3	—	2	—
Comprehensive income attributable to company shareholders	$512	$30	$556	$—
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$2,058	$2,337
Marketable securities	414	70
Receivables (net of allowances for bad debts of $771 and $725)	5,403	5,036
Inventories	2,637	2,396
Other current assets	924	938
Total current assets	11,436	10,777
Property, plant and equipment (net of accumulated depreciation of $12,653 and $12,249)	8,825	8,521
Goodwill	2,824	2,693
Deferred income taxes	1,117	1,230
Other assets	1,563	1,864
Total assets	$25,765	$25,085
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,029	$2,554
Accrued employee compensation and benefits	635	746
Short-term borrowings and current maturities of long-term debt	444	512
Other current liabilities	999	1,050
Total current liabilities	5,107	4,862
Long-term debt	10,427	10,430
Employee compensation and benefits	585	609
Other liabilities	803	835
Total liabilities	16,922	16,736
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,069 shares)	2,672	2,673
Paid-in capital in excess of par value	125	207
Accumulated other comprehensive loss	(470)	(469)
Retained earnings	12,939	12,668
Treasury stock, at cost (190 and 196 shares)	(6,443)	(6,757)
Company shareholders’ equity	8,823	8,322
Noncontrolling interest in consolidated subsidiaries	20	27
Total shareholders’ equity	8,843	8,349
Total liabilities and shareholders’ equity	$25,765	$25,085
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2018	2017
Cash flows from operating activities:
Net income (loss)	$555	$(4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	784	769
Impairments and other charges	312	262
Changes in assets and liabilities:
Accounts payable	495	398
Receivables	(352)	(615)
Inventories	(306)	(5)
Other	40	(454)
Total cash flows provided by operating activities	1,528	351
Cash flows from investing activities:
Capital expenditures	(1,066)	(592)
Purchases of investment securities	(421)	(54)
Payments to acquire businesses, net of cash acquired	(148)	—
Proceeds from sales of property, plant and equipment	121	76
Sales of investment securities	114	44
Other investing activities	(37)	(19)
Total cash flows used in investing activities	(1,437)	(545)
Cash flows from financing activities:
Dividends to shareholders	(316)	(312)
Payments on long-term borrowings	(26)	(1,623)
Other financing activities	12	294
Total cash flows used in financing activities	(330)	(1,641)
Effect of exchange rate changes on cash	(40)	(35)
Decrease in cash and equivalents	(279)	(1,870)
Cash and equivalents at beginning of period	2,337	4,009
Cash and equivalents at end of period	$2,058	$2,139
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$286	$318
Income taxes	$135	$176
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2018, the results of our operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and six months ended June 30, 2018 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2018	2017	2018	2017
Revenue:
Completion and Production	$4,164	$3,132	$7,971	$5,736
Drilling and Evaluation	1,983	1,825	3,916	3,500
Total revenue	$6,147	$4,957	$11,887	$9,236
Operating income:
Completion and Production	$669	$397	$1,169	$544
Drilling and Evaluation	191	125	379	247
Total operations	860	522	1,548	791
Corporate and other (a)	(71)	(114)	(140)	(180)
Impairments and other charges (b)	—	(262)	(265)	(262)
Total operating income	$789	$146	$1,143	$349
Interest expense, net of interest income (c)	(137)	(121)	(277)	(363)
Other, net	(19)	(26)	(44)	(44)
Income (loss) from continuing operations before income taxes	$633	$(1)	$822	$(58)
(a) Corporate and other includes certain expenses not attributable to a particular business segment such as costs related to support functions and corporate executives.

(b) Represents a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela, consisting of receivables, fixed assets, inventory and other assets and liabilities during the six months ended June 30, 2018 and $262 million for a fair market value adjustment related to Venezuela during the three and six months ended June 30, 2017. There were no such charges for the three months ended June 30, 2018.
(c) Includes $104 million of costs related to the early extinguishment of $1.4 billion of senior notes in the six months ended June 30, 2017.

Receivables
As of June 30, 2018, 47% of our net trade receivables were from customers in the United States. As of December 31, 2017, 42% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates.

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

Venezuela
During the first quarter of 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and that all future currency transactions would be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. Additionally, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued guidance during the first quarter of 2018 which purports to prohibit the acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. These events, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela during the first quarter of 2018, which resulted in a $312 million charge, net of tax. This consisted of $119 million of allowance for doubtful accounts related to remaining accounts receivable, a $32 million write-off of our promissory note from our primary customer in Venezuela, and write-offs of $48 million of inventory, $53 million of fixed assets and $13 million of other assets and liabilities, all of which were included within "Impairments and other charges" in our condensed consolidated statements of operations, in addition to $47 million of accrued taxes recognized in our tax provision.

We are maintaining our presence in Venezuela and have changed our accounting for revenue with all customers in the country to a cash basis, effective April 1, 2018, while carefully managing our exposure. The DICOM floating rate further devalued in the second quarter of 2018, and was approximately 115,000 Bolívares per United States dollar at June 30, 2018.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations” for additional information about the foreign currency exchange system in Venezuela and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela.

Note 3. Revenue

Changes in accounting policies
Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method; accordingly, the comparative information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and six months ended June 30, 2018. See Note 9 for additional information about the new accounting standard.

Under the new standard, revenue recognition is based on the transfer of control, or our customer’s ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment, which includes identifying performance obligations in the contract, determining whether promised services can be distinguished in the context of the contract, and estimating the amount of variable consideration to include in the transaction price. Variable consideration typically relates to bonuses, discounts, price concessions, refunds, penalties, job disputes, credits and incentives. We estimate variable consideration based on the amount of consideration we expect to receive. We record revenue accruals on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 59% and 51% of our consolidated revenue was from the United States for the six months ended June 30, 2018 and 2017, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

REVENUE:	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2018	2017	2018	2017
Completion and Production	$4,164	$3,132	$7,971	$5,736
Drilling and Evaluation	1,983	1,825	3,916	3,500
Total revenue	$6,147	$4,957	$11,887	$9,236

By geographic region:
North America	$3,834	$2,770	$7,351	$5,001
Latin America	479	508	936	971
Europe/Africa/CIS	726	679	1,442	1,283
Middle East/Asia	1,108	1,000	2,158	1,981
Total revenue	$6,147	$4,957	$11,887	$9,236

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

Note 4. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $204 million as of June 30, 2018 and $177 million as of December 31, 2017. If the average cost method had been used, total inventories would have been $30 million higher than reported as of June 30, 2018 and $31 million higher as of December 31, 2017. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	June 30, 2018	December 31, 2017
Finished products and parts	$1,697	$1,547
Raw materials and supplies	777	703
Work in process	163	146
Total	$2,637	$2,396

All amounts in the table above are reported net of obsolescence reserves of $276 million as of both June 30, 2018 and December 31, 2017.

Note 5. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2017	$8,349	$8,322	$27
Retained earnings adjustment for new accounting standard (a)	30	30	—
Payments of dividends to shareholders	(316)	(316)	—
Stock plans	271	271	—
Other	(45)	(40)	(5)
Comprehensive income	554	556	(2)
Balance at June 30, 2018	$8,843	$8,823	$20
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
(b) Represents a cumulative-effect adjustment to retained earnings upon our adoption of a new accounting standards update on the income tax consequences of intra-entity transfers of assets other than inventory, which was effective January 1, 2017.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2018. From the inception of this program in February 2006 through June 30, 2018, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion. There were no repurchases made under the program during the six months ended June 30, 2018.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2018	December 31, 2017
Defined benefit and other postretirement liability adjustments	$(332)	$(334)
Cumulative translation adjustments	(80)	(80)
Other	(58)	(55)
Total accumulated other comprehensive loss	$(470)	$(469)

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

The settlement resolves all pending cases other than Magruder v. Halliburton Co., et. al. (the Magruder case). The allegations arise out of the same general events described above, but for a later class period, December 8, 2001 to May 28, 2002. There has been limited activity in the Magruder case. In March 2009, our motion to dismiss was granted, with leave to replead. In March 2012, plaintiffs filed an amended complaint and in May 2012, we filed a motion to dismiss. That motion was granted in May 2018, with leave to replead some of the claims. An amended complaint was filed in June 2018 and we filed another motion to dismiss which remains pending. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $44 million as of June 30, 2018 and $48 million as of December 31, 2017. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of June 30, 2018, those eight sites accounted for approximately $8 million of our $44 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2018	2017	2018	2017
Basic weighted average common shares outstanding	877	869	876	868
Dilutive effect of awards granted under our stock incentive plans	3	2	3	—
Diluted weighted average common shares outstanding	880	871	879	868

Antidilutive shares:
Options with exercise price greater than the average market price	6	8	6	5
Options which are antidilutive due to net loss position	—	—	—	3
Total antidilutive shares	6	8	6	8

Note 8. Fair Value of Financial Instruments

At June 30, 2018, we held $414 million of marketable securities, primarily time deposits that mature in July 2018, which are accounted for as held-to-maturity and are categorized within level 1 on the fair value hierarchy. At December 31, 2017, we held $70 million of marketable securities and $36 million of long-term investments in fixed income securities, primarily corporate bonds and other debt instruments, which are accounted for as available-for-sale, recorded at fair value based on quoted prices for identical assets in less active markets, and categorized within level 2 on the fair value hierarchy.

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long term debt, is as follows:

	June 30, 2018				December 31, 2017
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$9,497	$2,256	$11,753	$10,871	$3,285	$9,172	$12,457	$10,942

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

Note 9. New Accounting Pronouncements

Standards adopted in 2018

Revenue Recognition
On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the Financial Accounting Standards Board (FASB). The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised services or products to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services or products. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances.

We adopted the new revenue recognition standard using a modified retrospective basis and applied the guidance to all contracts that were not completed as of January 1, 2018. This resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018. The comparative financial information has not been restated and continues to be reported under the revenue accounting standards in effect during those periods. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and six months ended June 30, 2018. See Note 3 for our expanded revenue disclosures required by the new standard.

Standards not yet adopted

Leases
In February 2016, the FASB issued an accounting standards update related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. We will adopt this standard on January 1, 2019, and we are in the process of implementing a new lease system in connection with the adoption. We are continuing to evaluate the impact this update will have on our condensed consolidated financial statements.

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are located in the United States, Canada, Malaysia, Singapore and the United Kingdom. With over 55,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.

Financial results
We generated total company revenue of $6.1 billion during the second quarter of 2018, a 24% increase from the $5.0 billion of revenue generated during the second quarter of 2017. Total company operating income was $789 million during the second quarter of 2018, compared to operating income of $146 million in the second quarter of 2017, which included a $262 million pre-tax loss for a fair market value adjustment related to Venezuela. Our North American business continues to demonstrate strong performance in a quickly evolving market with rapid rig count and activity growth, while our international business continues to experience increased activity, offset by a challenging pricing environment. Our Completion and Production segment revenue improved 33% and our Drilling and Evaluation segment revenue increased 9% from the second quarter of 2017. We continue to focus on aligning our business with customers in the highest growth markets like mature fields and unconventional resources and collaborate and engineer solutions to maximize their asset value while seeking to optimize the company’s growth and returns.

In North America, our business continued to improve during the second quarter of 2018, with revenue increasing 38% and outperforming a 13% increase in average North American rig count, when compared to the second quarter of 2017. The rig count growth, combined with the continued completions intensity, has improved demand across our product service lines, with significant improvements in pressure pumping activity. We generated significant margin improvement and profitability growth as a result of strengthened activity and a supportive commodity price environment. Our United States land sector achieved operating margins approaching 2014 peak levels, despite pricing levels that have yet to fully rebound from the recent down cycle and logistical challenges and cost inflation. Strong U.S. economic activity is creating tightness across the supply chain, particularly in trucking, labor, and maintenance costs. We are actively managing these costs.

Our international revenue during the second quarter of 2018 increased 6% as compared to the second quarter of 2017, driven primarily by increased drilling and pressure pumping activity in the Eastern Hemisphere. While the international markets are improving, pricing pressure remains a challenge. We have seen a large number of tenders in the first half of the year that were competitively bid as service companies vied for market share and our customers sought to capture bottom of the cycle pricing. We have grown our market share in the international markets throughout the downturn because of our strong service quality and technology offerings and our willingness to collaborate with our customers. Our product service lines continue to focus on delivering technology-driven value propositions to help our customers increase production and lower costs.

Business outlook
In North America, one of our key strategies during the downturn was to build market share based on our strong belief in the long term potential of the North America market and by demonstrating to our customers the benefits of our service quality and technology. We believe we have successfully executed on this strategy and intend to continue to focus on maintaining our market position. We are monitoring the future impact of cost inflation from trucking and increased equipment maintenance expense and are focused on managing these challenges. We will also continue to focus on managing the logistical complexities that come with the growing market by leveraging our supply chain and logistics infrastructure, capturing efficiencies around our repair and maintenance programs and implementing technologies at scale to reduce cost and increase production.

Additionally, we expect temporary challenges in select basins due to pipeline capacity constraints, strong production results, and customer budget limits, creating mixed customer reactions. These include a moderation in customer activity and a shifting of focus between basins. While we believe these challenges are temporary and should be resolved in 2019, they will likely create headwinds for additional upward pricing in the third quarter of 2018. Overall, the market has strong fundamentals and supportive commodity prices are expected to encourage continued long term growth in North America. We will continue our efforts to optimize pricing and utilization, pursue continued technology implementation and control costs.

Internationally, the markets are improving and we believe we are well-positioned for continued growth as a result of the investment we made to grow our global footprint in the last cycle. We are experiencing enhanced tender activity and are holding constructive conversations with our customers. While we expect international activity to improve, pricing pressure and concessions that have been given throughout the cycle need to be unwound. The tightening of capacity caused by increased activity should lead to improved overall pricing in 2019, the magnitude of which will depend on the commodity price environment and equipment absorption. We will continue to collaborate with our customers to create solutions through technology and improved operating efficiency to help overcome challenging project economics.

During the first half of 2018, we had approximately $1.1 billion of capital expenditures, an increase of 80% from the first half of 2017. Our 2018 capital expenditures were predominantly made in our Production Enhancement, Sperry Drilling, Artificial Lift, Cementing, and Wireline and Perforating product service lines.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We are continuing to execute the following strategies in 2018:

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of June 30, 2018, we had $2.1 billion of cash and equivalents, $414 million of marketable securities, and $3.0 billion available under our revolving credit facility, which we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $2.1 billion of cash and equivalents, compared to $2.3 billion at December 31, 2017. Additionally, we held $414 million of marketable securities at June 30, 2018, primarily time deposits that mature in July 2018, compared to $70 million of marketable securities and $36 million of long-term investments in fixed income securities at December 31, 2017, primarily corporate bonds and other debt instruments.

Significant sources and uses of cash
Sources of cash:
- Cash flows from operating activities were $1.5 billion during the first six months of 2018.
Uses of cash:
- Capital expenditures were $1.1 billion in the first six months of 2018, and were predominantly made in our Production Enhancement, Sperry Drilling, Artificial Lift, Cementing, and Wireline and Perforating product service lines.
- We paid $316 million in dividends to our shareholders during the first six months of 2018.
- We purchased $307 million of investment securities during the first six months of 2018, net of sales.
- During the first six months of 2018, working capital (receivables, inventories and accounts payable) increased by a net $163 million, primarily due to increased business activity.
- During the first six months of 2018, we paid $148 million for acquisitions of various businesses, net of cash acquired, to further enhance our existing product service lines.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2018 is currently expected to be approximately $2.0 billion. The capital expenditures plan for 2018 is primarily directed towards our industry-leading pressure pumping fleet, the deployment of new Sperry drilling tools and the continued investment in our Artificial Lift and Multi-Chem product service lines.

We have $400 million of senior notes that mature in August 2018, which we intend to repay with cash on hand. In addition, we are actively evaluating our options and opportunities around uses of cash and are targeting to retire our $500 million 2021 debt maturity in the second half of this year.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2018. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2018 and may be used for open market and other share purchases. There were no repurchases made under the program during the six months ended June 30, 2018, but we are targeting to initiate share repurchases in the second half of 2018.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2018, we had $2.1 billion of cash and equivalents, $414 million of marketable securities, and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address our global cash needs in 2018, including debt retirement, capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain A- for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2018, based upon the location of the services provided and products sold, 59% of our consolidated revenue was from the United States, compared to 51% of consolidated revenue from the United States in the first six months of 2017. No other country accounted for more than 10% of our revenue.

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

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, completions intensity, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling and completions activity. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2018	2017	2017
Oil price - WTI (1)	$68.03	$48.24	$50.93
Oil price - Brent (1)	74.50	49.67	54.30
Natural gas price - Henry Hub (2)	2.86	3.08	3.04

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Land vs. Offshore	2018	2017	2018	2017
United States:
Land	1,021	874	986	798
Offshore (incl. Gulf of Mexico)	18	21	17	21
Total	1,039	895	1,003	819
Canada:
Land	105	116	186	205
Offshore	3	1	2	1
Total	108	117	188	206
International (excluding Canada):
Land	772	758	775	748
Offshore	196	200	194	201
Total	968	958	969	949
Worldwide total	2,115	1,970	2,160	1,974
Land total	1,898	1,748	1,947	1,751
Offshore total	217	222	213	223

	Three Months Ended June 30		Six Months Ended June 30
Oil vs. Natural Gas	2018	2017	2018	2017
United States (incl. Gulf of Mexico):
Oil	844	718	813	656
Natural gas	195	177	190	163
Total	1,039	895	1,003	819
Canada:
Oil	56	53	117	107
Natural gas	52	64	71	99
Total	108	117	188	206
International (excluding Canada):
Oil	767	738	765	728
Natural gas	201	220	204	221
Total	968	958	969	949
Worldwide total	2,115	1,970	2,160	1,974
Oil total	1,667	1,509	1,695	1,491
Natural gas total	448	461	465	483

	Three Months Ended June 30		Six Months Ended June 30
Drilling Type	2018	2017	2018	2017
United States (incl. Gulf of Mexico):
Horizontal	914	751	874	681
Vertical	58	77	61	73
Directional	67	67	68	65
Total	1,039	895	1,003	819

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil prices have increased substantially. WTI oil spot prices reached a high of $77 per barrel in June 2018 and Brent crude oil spot prices reached a high of $80 per barrel in May 2018. The average WTI and Brent crude oil spot prices during the second quarter of 2018 were $68 per barrel and $75 per barrel, respectively.

In the United States Energy Information Administration (EIA) July 2018 "Short Term Energy Outlook," the EIA projects Brent prices to average $73 per barrel and $69 per barrel in the second half of 2018 and in 2019, respectively, while WTI prices are projected to average about $6 less per barrel and $7 less per barrel for the same periods. Crude oil production in the United States is now projected to average 10.8 million barrels per day in 2018, a 15% increase from 2017. Additionally, the EIA projects that U.S. production will increase 9% in 2019, to average 11.8 million barrels per day. The International Energy Agency's (IEA) July 2018 "Oil Market Report" forecasts the 2018 global demand to average approximately 99.1 million barrels per day, which is up 1.4% from 2017, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price in the United States averaged $2.97 per MMBtu in June 2018, essentially flat year over year. The EIA July 2018 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.99 per MMBtu in 2018 and $3.04 per MMBtu in 2019.

North America operations
The average North America oil-directed rig count increased 129 rigs, or 17%, for the second quarter of 2018 as compared to the second quarter of 2017, while the average North America natural gas-directed rig count increased 6 rigs, or 2% during the same period. During the second quarter of 2018, the United States land market experienced a 17% improvement in the average rig count compared to the second quarter of 2017 and completions activity continued to strengthen. This combination has improved demand across all of our product service lines. We are facing challenges with cost inflation and increased equipment maintenance expense and are focused on managing these challenges in preparation for activity growth in 2019.

In the Gulf of Mexico, the average offshore rig count for the second quarter of 2018 was down 14% compared to the second quarter of 2017. The commodity pricing environment over the last few years has stressed budgets and impacted economics across the deepwater market, negatively impacting activity and pricing. These headwinds persist today, and we believe there will continue to be challenges to deepwater project economics for the foreseeable future. Activity in the Gulf of Mexico is dependent on governmental approvals for permits, our customers' actions and the entry and exit of deepwater rigs in the market.

International operations
The average international rig count for the second quarter of 2018 was essentially flat compared to the second quarter of 2017. International tendering activity has been increasing and we continue to work with our customers to improve project economics through technology and improved operating efficiency. The Middle East remains our most active international market, with the largest part of the work focused on maximizing production in mature fields with the use of technology and expanded reservoir knowledge. While we expect the international markets will continue to improve over the next few years, and we are encouraged by the activity outlook, there are headwinds that must be overcome to obtain a full recovery. This includes pricing pressure and price concessions that we have given throughout the down cycle which we need to recapture. We will continue to remain focused on efficiencies in our execution.

Venezuela. Venezuela continues to experience significant political and economic turmoil. During the first quarter of 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating the DIPRO foreign exchange rate, which had a protected rate of 10 Bolívares per United States dollar, and that all future currency transactions would be carried out at the DICOM floating rate, which was 115,000 Bolívares per United States dollar at June 30, 2018. Additionally, the Office of Foreign Assets Control of the U.S. Department of the Treasury issued guidance which purports to prohibit the acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. See Note 2 to the condensed consolidated financial statements for further discussion on the write-down of our investment in Venezuela that we recognized in the first quarter of 2018 as a result of these events. Also, see Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela.

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

REVENUE:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$4,164	$3,132	$1,032	33%
Drilling and Evaluation	1,983	1,825	158	9
Total revenue	$6,147	$4,957	$1,190	24%

By geographic region:
North America	$3,834	$2,770	$1,064	38%
Latin America	479	508	(29)	(6)
Europe/Africa/CIS	726	679	47	7
Middle East/Asia	1,108	1,000	108	11
Total revenue	$6,147	$4,957	$1,190	24%

OPERATING INCOME:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$669	$397	$272	69%
Drilling and Evaluation	191	125	66	53
Total	860	522	338	65
Corporate and other	(71)	(114)	43	38
Impairments and other charges	—	(262)	262	—
Total operating income	$789	$146	$643	440%

Consolidated revenue was $6.1 billion in the second quarter of 2018, an increase of $1.2 billion, or 24%, as compared to the second quarter of 2017, with increases across the majority of our product service lines in North America, primarily associated with improvements in pressure pumping services and artificial lift, as well as drilling activity in the Eastern Hemisphere. Revenue from North America was 62% of consolidated revenue in the second quarter of 2018, compared to 56% of consolidated revenue in the second quarter of 2017, reflecting the increase that our North America operations are experiencing from improved market conditions.

Consolidated operating income was $789 million during the second quarter of 2018 compared to $146 million in the second quarter of 2017, which included a $262 million pre-tax loss for a fair market value adjustment related to Venezuela. Operating results improved primarily from increased pressure pumping activity in North America.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the second quarter of 2018 was $4.2 billion, an increase of $1.0 billion, or 33%, from the second quarter of 2017. Operating income in the second quarter of 2018 was $669 million, an increase of $272 million, or 69%, from the second quarter of 2017. Improvements were led by increased activity across all of our product service lines in the United States land sector, particularly pressure pumping activity and artificial lift. Additionally, results improved due to pressure pumping services in Europe/Africa/CIS, along with increased stimulation and production solutions activity in the Middle East. Offsetting these increases were reduced completion tool sales in Europe/Africa/CIS.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2018 was $2.0 billion, an increase of $158 million, or 9%, from the second quarter of 2017. Operating income in the second quarter of 2018 was $191 million, an increase of $66 million, or 53%, compared to the second quarter of 2017. These increases were primarily due to increased drilling activity in the United

States land sector and Middle East/Asia, as well as higher project management activity in the Eastern Hemisphere. These results were partially offset by lower drilling activity in Latin America.

GEOGRAPHIC REGIONS

North America
North America revenue in the second quarter of 2018 was $3.8 billion, a 38% increase compared to the second quarter of 2017. This improvement was driven by increased activity throughout the United States land sector in the majority of our product service lines, primarily related to pressure pumping services, drilling services, and artificial lift.

Latin America
Latin America revenue in the second quarter of 2018 was $479 million, a 6% decrease compared to the second quarter of 2017, resulting primarily from reduced activity in Venezuela and lower drilling activity in Mexico. These results were partially offset by increases in the majority of our product service lines in Argentina, primarily associated with stimulation services.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2018 was $726 million, a 7% increase compared to the second quarter of 2017, primarily due to higher pressure pumping services throughout the region, coupled with increased activity in the North Sea. These results were partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2018 was $1.1 billion, an 11% increase compared to the second quarter of 2017, primarily resulting from increases in drilling services and stimulation activity in the Middle East and project management activity in India.

OTHER OPERATING ITEMS

Corporate and other expenses were $71 million in the second quarter of 2018 compared to $114 million in the second quarter of 2017, which included approximately $42 million of one-time charges for executive compensation and litigation settlements, the majority of which related to the resolution of an SEC investigation.

Impairments and other charges were $262 million in the second quarter of 2017, associated with a fair market value adjustment related to Venezuela. There were no such charges in the second quarter of 2018.

NONOPERATING ITEMS

Effective tax rate. During the three months ended June 30, 2018, we recorded a total income tax provision of $125 million on pre-tax income of $633 million, resulting in an effective tax rate of 19.8%. Our effective tax rate for this period was impacted by the lower corporate rate from U.S. tax reform. During the three months ended June 30, 2017, we recorded a total income tax benefit of $29 million on a pre-tax loss of $1 million. Our effective tax rate for this period was impacted by a low level of earnings and a net $20 million tax benefit associated with global prior year audits. Our effective tax rates for both periods were also impacted by a geographic mix of earnings for the respective periods.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

REVENUE:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$7,971	$5,736	$2,235	39%
Drilling and Evaluation	3,916	3,500	416	12
Total revenue	$11,887	$9,236	$2,651	29%

By geographic region:
North America	$7,351	$5,001	$2,350	47%
Latin America	936	971	(35)	(4)
Europe/Africa/CIS	1,442	1,283	159	12
Middle East/Asia	2,158	1,981	177	9
Total revenue	$11,887	$9,236	$2,651	29%

OPERATING INCOME:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$1,169	$544	$625	115%
Drilling and Evaluation	379	247	132	53
Total	1,548	791	757	96
Corporate and other	(140)	(180)	40	22
Impairments and other charges	(265)	(262)	(3)	(1)
Total operating income	$1,143	$349	$794	228%

Consolidated revenue was $11.9 billion in the first six months of 2018, an increase of $2.7 billion, or 29%, as compared to the first six months of 2017, with increases across all of our product service lines globally, primarily associated with pressure pumping services, drilling activity and artificial lift in North America, as well as drilling activity in the Eastern Hemisphere. Revenue from North America was 62% of consolidated revenue in the first six months of 2018, compared to 54% of consolidated revenue in the first six months of 2017, reflecting the increase that our North America operations are experiencing from improved market conditions.

Consolidated operating income was $1.1 billion in the first six months of 2018, compared to operating income of $349 million during the first six months of 2017, primarily due to improved pressure pumping activity in North America. Operating results in the first six months of 2018 were impacted by $265 million of impairments and other charges related to Venezuela, while operating results in the first six months of 2017 included a $262 million pre-tax loss for a fair market value adjustment related to Venezuela. See Note 2 to the condensed consolidated financial statements for further information on the Venezuela charge taken in the first quarter of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first six months of 2018 was $8.0 billion, an increase of $2.2 billion, or 39%, from the first six months of 2017. Operating income in the first six months of 2018 was $1.2 billion, compared to operating income of $544 million in the first six months of 2017. Improvements were led by increased activity across all of our product service lines in the United States land sector, primarily associated with pressure pumping services and artificial lift. Additionally, results improved due to pressure pumping services in Europe/Africa/CIS, along with increased stimulation and production solutions activity in the Middle East.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2018 was $3.9 billion, an increase of $416 million, or 12%, from the first six months of 2017. Operating income in the first six months of 2018 was $379 million, an increase of $132 million, or 53%, compared to the first six months of 2017. These increases were primarily due to increased drilling activity in the United States land sector and Eastern Hemisphere. Partially offsetting these results were activity declines across multiple product lines in Latin America, primarily drilling activity.

GEOGRAPHIC REGIONS

North America
North America revenue in the first six months of 2018 was $7.4 billion, a 47% increase compared to the first six months of 2017. These results were driven by improved customer demand in our United States land sector, primarily related to pressure pumping services, drilling services, and artificial lift.

Latin America
Latin America revenue in the first six months of 2018 was $936 million, a 4% decrease compared to the first six months of 2017, resulting primarily from activity declines across multiple product service lines in Venezuela, as well as decreases in drilling activity in Mexico. These results were partially offset by increases in stimulation activity in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2018 was $1.4 billion, a 12% increase from the first six months of 2017, primarily due to increased activity in the North Sea, particularly pressure pumping and drilling services. These results were partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2018 was $2.2 billion, a 9% increase from the first six months of 2017, primarily resulting from increases in drilling services and stimulation activity in the Middle East and consulting and project management activity in India.

OTHER OPERATING ITEMS

Corporate and other expenses were $140 million in the first six months of 2018 compared to $180 million in the first six months of 2017, which included approximately $42 million of one-time charges for executive compensation and litigation settlements, the majority of which related to the resolution of an SEC investigation.

Impairments and other charges were $265 million in the six months ended June 30, 2018, related to a write-down of all of our remaining investment in Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on this charge and Part II, Item 1(a), “Risk Factors” for additional information on risks associated with our operations in Venezuela. This compares to $262 million of charges in the six months ended June 30, 2017, associated with a fair market value adjustment related to Venezuela.

NONOPERATING ITEMS

Interest expense, net was $277 million in the first six months of 2018, as compared to $363 million of net interest expense in the first six months of 2017, which included $104 million of costs related to the early extinguishment of $1.4 billion of senior notes.

Effective tax rate. During the six months ended June 30, 2018, we recorded a total income tax provision of $267 million on pre-tax income of $822 million, resulting in an effective tax rate of 32.5%. Our effective tax rate for this period was significantly impacted by the write-down of our investment in Venezuela, which was not tax-deductible, and by additional accrued local Venezuela taxes we recognized in our tax provision. See Note 2 to the condensed consolidated financial statements for further information. Additionally, our effective tax rate for this period was impacted by the lower corporate rate from U.S. tax reform. During the six months ended June 30, 2017, we recorded a total income tax benefit of $54 million on pre-tax losses of $58 million. Our effective tax rate for this period was impacted by a low level of earnings and a net $20 million tax benefit associated with global prior year audits. Our effective tax rates for both periods were also impacted by a geographic mix of earnings for the respective periods.
.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of June 30, 2018, there have been no other material changes in risk factors previously disclosed.

Our business in Venezuela subjects us to actions by the Venezuelan government, sanctions imposed or other regulatory actions taken by the U.S. and foreign governments, the risk of delayed payments and currency risks, all of which could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
There are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil. The political and economic conditions have continued to deteriorate through the second quarter of 2018, leading to uncertainty in the future business climate, the state of security and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, including the possibility that the Venezuelan government could assume control over our operations and assets, and imposition of additional sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. In 2017, the U.S. Government announced sanctions directed at certain Venezuelan individuals and imposed additional economic sanctions around certain categories of trade financing transactions in Venezuela. These sanctions prohibit dealings by our U.S. employees and entities in certain new debt issued by our primary customer in Venezuela or the Venezuelan government as well as dealings in existing Venezuelan government bonds. In February 2018, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued additional guidance on these sanctions which purports to prohibit the acceptance of late payments beyond the tenor authorized by the sanctions. For debts incurred subsequent to August 25, 2017 related to products and services provided to customers subject to these sanctions, we can no longer accept payment on receivables with a maturity longer than 90 days in the absence of an OFAC license. There can be no assurance that an OFAC license will be granted or that other sanctions affecting our business in Venezuela will not be imposed in the future that may have a material adverse effect on our ability to operate in Venezuela.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, including recent delays in multiple scheduled payments on our existing promissory note. On January 29, 2018, the Venezuelan government announced that it has changed the existing dual-rate foreign exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and that all future currency transactions would be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. These events regarding foreign exchange and U.S. sanctions, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela during the first quarter of 2018, which resulted in a $312 million charge, net of tax, in our condensed consolidated statements of operations. The DICOM floating rate further devalued in the second quarter of 2018, and was approximately 115,000 Bolívares per United States dollar at June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	12,199	$50.03	—	$5,700,004,373
May 1 - 31	232,541	$52.82	—	$5,700,004,373
June 1 - 30	307,195	$48.43	—	$5,700,004,373
Total	551,935	$50.31	—

(a)
All of the 551,935 shares purchased during the three-month period ended June 30, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.7 billion remains authorized for repurchases as of June 30, 2018. From the inception of this program in February 2006 through June 30, 2018, we repurchased approximately 201 million shares of our common stock for a total cost of approximately $8.4 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*†	10.1	Form of Nonstatutory Stock Option Agreement (U.S.).

*†	10.2	Form of Nonstatutory Stock Option Agreement (International).

*†	10.3	Form of Restricted Stock Agreement.

*†	10.4	Form of Restricted Stock Unit Agreement (International).

*†	10.5	Form of Restricted Stock Unit Agreement (U.S. Expat).

*	12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Christopher T. Weber	/s/ Charles E. Geer, Jr.
Christopher T. Weber	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: July 27, 2018