Form 10-Q
period 2018-09-30
HALLIBURTON CO
filed 2018-10-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

As of October 19, 2018, there were 876,046,271 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2018	2017	2018	2017
Revenue:
Services	$4,800	$4,118	$13,996	$10,971
Product sales	1,372	1,326	4,063	3,709
Total revenue	6,172	5,444	18,059	14,680
Operating costs and expenses:
Cost of services	4,280	3,681	12,508	10,237
Cost of sales	1,104	1,066	3,232	3,005
General and administrative	72	55	195	185
Impairments and other charges	—	—	265	262
Total operating costs and expenses	5,456	4,802	16,200	13,689
Operating income	716	642	1,859	991
Interest expense, net of interest income of $10, $30, $33, and $81	(140)	(115)	(417)	(478)
Other, net	(42)	(31)	(86)	(75)
Income from continuing operations before income taxes	534	496	1,356	438
Income tax provision	(100)	(135)	(367)	(81)
Net income	$434	$361	$989	$357
Net loss attributable to noncontrolling interest	1	4	3	4
Net income attributable to company	$435	$365	$992	$361

Basic net income per share	$0.50	$0.42	$1.13	$0.42
Diluted net income per share	$0.50	$0.42	$1.13	$0.41
Basic weighted average common shares outstanding	877	872	876	869
Diluted weighted average common shares outstanding	878	873	879	872
Cash dividends per share	$0.18	$0.18	$0.54	$0.54
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2018	2017	2018	2017
Net income	$434	$361	$989	$357
Other comprehensive income, net of income taxes	7	2	6	6
Comprehensive income	$441	$363	$995	$363
Comprehensive loss attributable to noncontrolling interest	1	4	3	4
Comprehensive income attributable to company shareholders	$442	$367	$998	$367
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$2,057	$2,337
Receivables (net of allowances for bad debts of $751 and $725)	5,526	5,036
Inventories	2,887	2,396
Other current assets	966	1,008
Total current assets	11,436	10,777
Property, plant and equipment (net of accumulated depreciation of $12,913 and $12,249)	8,821	8,521
Goodwill	2,800	2,693
Deferred income taxes	1,128	1,230
Other assets	1,566	1,864
Total assets	$25,751	$25,085
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,142	$2,554
Accrued employee compensation and benefits	722	746
Short-term borrowings and current maturities of long-term debt	35	512
Other current liabilities	1,054	1,050
Total current liabilities	4,953	4,862
Long-term debt	10,424	10,430
Employee compensation and benefits	594	609
Other liabilities	763	835
Total liabilities	16,734	16,736
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,069 shares)	2,672	2,673
Paid-in capital in excess of par value	170	207
Accumulated other comprehensive loss	(463)	(469)
Retained earnings	13,216	12,668
Treasury stock, at cost (193 and 196 shares)	(6,597)	(6,757)
Company shareholders’ equity	8,998	8,322
Noncontrolling interest in consolidated subsidiaries	19	27
Total shareholders’ equity	9,017	8,349
Total liabilities and shareholders’ equity	$25,751	$25,085
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2018	2017
Cash flows from operating activities:
Net income	$989	$357
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	1,184	1,163
Impairments and other charges	312	262
Changes in assets and liabilities:
Accounts payable	601	611
Inventories	(542)	(49)
Receivables	(431)	(1,064)
Other	192	177
Total cash flows provided by operating activities	2,305	1,457
Cash flows from investing activities:
Capital expenditures	(1,475)	(934)
Sales of investment securities	522	67
Purchases of investment securities	(420)	(77)
Payments to acquire businesses, net of cash acquired	(166)	(628)
Proceeds from sales of property, plant and equipment	158	111
Other investing activities	(58)	(46)
Total cash flows used in investing activities	(1,439)	(1,507)
Cash flows from financing activities:
Dividends to shareholders	(473)	(469)
Payments on long-term borrowings	(436)	(1,633)
Stock repurchase program	(200)	—
Other financing activities	28	92
Total cash flows used in financing activities	(1,081)	(2,010)
Effect of exchange rate changes on cash	(65)	(51)
Decrease in cash and equivalents	(280)	(2,111)
Cash and equivalents at beginning of period	2,337	4,009
Cash and equivalents at end of period	$2,057	$1,898
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$415	$455
Income taxes	$191	$(240)
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2018, the results of our operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The results of our operations for the three and nine months ended September 30, 2018 may not be indicative of results for the full year.

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2018	2017	2018	2017
Revenue:
Completion and Production	$4,170	$3,537	$12,141	$9,273
Drilling and Evaluation	2,002	1,907	5,918	5,407
Total revenue	$6,172	$5,444	$18,059	$14,680
Operating income:
Completion and Production	$613	$527	$1,782	$1,071
Drilling and Evaluation	181	186	560	433
Total operations	794	713	2,342	1,504
Corporate and other (a)	(78)	(71)	(218)	(251)
Impairments and other charges (b)	—	—	(265)	(262)
Total operating income	$716	$642	$1,859	$991
Interest expense, net of interest income (c)	(140)	(115)	(417)	(478)
Other, net	(42)	(31)	(86)	(75)
Income from continuing operations before income taxes	$534	$496	$1,356	$438

(a) Corporate and other includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives, and amortization expense associated with intangible assets recorded as a result of acquisitions.

(b) Represents a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela, consisting of receivables, fixed assets, inventory and other assets and liabilities during the nine months ended September 30, 2018 and $262 million for a fair market value adjustment related to Venezuela during the nine months ended September 30, 2017.
(c) Includes $104 million of costs related to the early extinguishment of $1.4 billion of senior notes in the nine months ended September 30, 2017.

Receivables
As of September 30, 2018, 46% of our net trade receivables were from customers in the United States. As of December 31, 2017, 42% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates.

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

Note 3. Revenue

Changes in accounting policies
Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method; accordingly, the comparative information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and nine months ended September 30, 2018. See Note 9 for additional information about the new accounting standard.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 59% and 53% of our consolidated revenue was from the United States for the nine months ended September 30, 2018 and 2017, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

REVENUE:	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2018	2017	2018	2017
Completion and Production	$4,170	$3,537	$12,141	$9,273
Drilling and Evaluation	2,002	1,907	5,918	5,407
Total revenue	$6,172	$5,444	$18,059	$14,680

By geographic region:
North America	$3,739	$3,163	$11,090	$8,164
Latin America	522	530	1,458	1,501
Europe/Africa/CIS	757	722	2,199	2,005
Middle East/Asia	1,154	1,029	3,312	3,010
Total revenue	$6,172	$5,444	$18,059	$14,680

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

Note 4. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $168 million as of September 30, 2018 and $177 million as of December 31, 2017. If the average cost method had been used, total inventories would have been $31 million higher than reported as of both September 30, 2018 and December 31, 2017. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	September 30, 2018	December 31, 2017
Finished products and parts	$1,821	$1,547
Raw materials and supplies	890	703
Work in process	176	146
Total	$2,887	$2,396

All amounts in the table above are reported net of obsolescence reserves of $247 million as of September 30, 2018 and $276 million as of December 31, 2017.

Note 5. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total shareholders' equity	Company shareholders' equity	Noncontrolling interest in consolidated subsidiaries
Balance at December 31, 2017	$8,349	$8,322	$27
Retained earnings adjustment for new accounting standard (a)	30	30	—
Payments of dividends to shareholders	(473)	(473)	—
Stock plans	370	370	—
Stock repurchase program	(200)	(200)	—
Other	(54)	(49)	(5)
Comprehensive income (loss)	995	998	(3)
Balance at September 30, 2018	$9,017	$8,998	$19

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

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the quarter ended September 30, 2018, under that program we repurchased approximately 4.8 million shares of our common stock for a total cost of $200 million. Approximately $5.5 billion remained authorized for repurchases as of September 30, 2018.

From the inception of this program in February 2006 through September 30, 2018, we repurchased approximately 206 million shares of our common stock for a total cost of approximately $8.6 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2018	December 31, 2017
Defined benefit and other postretirement liability adjustments	$(325)	$(334)
Cumulative translation adjustments	(81)	(80)
Other	(57)	(55)
Total accumulated other comprehensive loss	$(463)	$(469)

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $44 million as of September 30, 2018 and $48 million as of December 31, 2017. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for seven federal and state Superfund sites for which we have established reserves. As of September 30, 2018, those seven sites accounted for approximately $9 million of our $44 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

Note 7. Income per Share

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive shares represent potential common shares which are excluded from the computation of diluted income per share as their impact would be antidilutive.

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2018	2017	2018	2017
Basic weighted average common shares outstanding	877	872	876	869
Dilutive effect of awards granted under our stock incentive plans	1	1	3	3
Diluted weighted average common shares outstanding	878	873	879	872

Antidilutive shares:
Options with exercise price greater than the average market price	15	14	7	6
Total antidilutive shares	15	14	7	6

Note 8. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2018				December 31, 2017
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$8,119	$3,284	$11,403	$10,459	$3,285	$9,172	$12,457	$10,942

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

We adopted the new revenue recognition standard using a modified retrospective basis and applied the guidance to all contracts that were not completed as of January 1, 2018. This resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018. The comparative financial information has not been restated and continues to be reported under the revenue accounting standards in effect during those periods. The adoption of this standard did not have a material impact to our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and nine months ended September 30, 2018. See Note 3 for our expanded revenue disclosures required by the new standard.

Standards not yet adopted

Leases
In February 2016, the FASB issued an accounting standards update related to accounting for leases, which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. Currently, only capital leases are recorded on the balance sheet. This update will require lessees to recognize a lease liability equal to the present value of its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight-line basis over the lease term. We will adopt this standard on January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. The comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We are in the process of implementing a new lease system in connection with the adoption and are continuing to evaluate the impact this update will have on our condensed consolidated financial statements.

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

Financial results
We generated total company revenue of $6.2 billion during the third quarter of 2018, a 13% increase from the $5.4 billion of revenue generated during the third quarter of 2017. Total company operating income was $716 million during the third quarter of 2018, a 12% improvement compared to operating income of $642 million in the third quarter of 2017. Our Completion and Production segment revenue improved 18% and our Drilling and Evaluation segment revenue increased 5% from the third quarter of 2017. We also generated over $2.3 billion of operating cash flow during the first nine months of 2018. While we experienced significant year over year revenue and profitability growth, our third quarter revenue was flat and operating income decreased 9%, as compared to the second quarter of 2018, largely due to a softening North America market which impacted activity and pricing in the oilfield services industry. Our international business is showing signs of a steady recovery with 5% revenue growth, as compared to the second quarter of 2018, and higher revenue in every international region.

Our North America revenue increased 18% in the third quarter of 2018, as compared to the third quarter of 2017, outperforming a 9% increase in the average North American rig count. However, the United States land rig count was essentially flat from the second quarter to the third quarter as the market softened. A combination of offtake capacity constraints and our customers exhausting their budgets led to less demand for completion services than expected in the third quarter of 2018. This resulted in a 2% reduction in our North America revenue compared to the second quarter of 2018, primarily driven by lower pricing for our stimulation services in the United States land sector. We also incurred higher maintenance expense in our U.S. pressure pumping business during the third quarter of 2018, as compared to the second quarter of 2018, as we performed incremental maintenance in anticipation of increased completions activity in 2019. We are actively managing these costs, and we believe the temporary challenges we are facing in our North America business will continue through the end of the year with a rebound in 2019.

Our international revenue increased 7% in the third quarter of 2018, as compared to the third quarter of 2017, driven primarily by increased drilling and well intervention activity in the Middle East. While the international markets are continuing to improve, as further evidenced by a 5% growth in our international revenue compared to the second quarter of 2018, the markets are in the early stages of a recovery and pricing pressure remains a challenge in a competitive landscape. We have grown our market share in the international markets throughout the downturn because of our strong service quality and technology offerings and our willingness to collaborate with our customers. Our product service lines continue to focus on delivering technology-driven value propositions to help our customers increase production and lower costs.

Business outlook
In North America, we expect the temporary challenges related to pipeline capacity constraints and customer budget limitations to persist through the end of the year. Based on current feedback from customers, we expect operators to take extended breaks around the holidays during the last six weeks of the year, which, when combined with exhausted customer budgets, will reduce activity levels in the fourth quarter of 2018. We will continue to adjust our cost structure to market conditions, but we do not believe it is necessary to significantly reduce costs or infrastructure for a temporary slowdown in activity levels. We are actively maintaining our equipment and using this time to improve the condition of our fleet to position our North America land business for future success as the market improves. In 2019, we expect a rebound in activity from second half of 2018 levels as customer budgets are refreshed and offtake capacity expands, and we believe activity momentum will continue throughout the year.

Overall, we believe the North America market has strong fundamentals and we expect supportive commodity prices to encourage continued long-term growth. One of our key strategies during the downturn was to build market share based on our strong belief in the long-term potential of the North America market and by demonstrating to our customers the benefits of our service quality and technology. We believe we have successfully executed on this strategy and intend to continue our focus to maintain our market position, optimize pricing and utilization, pursue continued technology implementation and control costs.

Internationally, we believe the markets are improving and a recovery is underway. We are experiencing enhanced tender activity and are holding constructive conversations with our customers. We expect the international recovery to be focused, at least initially, on mature fields as customers broadly favor shorter cycle returns and lower risk projects in today’s environment. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle, which included increasing our product service line operations in various geographies, expanding our manufacturing capacity in Singapore and opening technology centers in Saudi Arabia, India and Brazil. We will continue to collaborate with our customers to improve their project economics and our profitability through advanced technology and increased operating efficiency.

During the first nine months of 2018, our capital expenditures were approximately $1.5 billion, an increase of 58% from the first nine months of 2017. These capital expenditures were predominantly in our Production Enhancement, Sperry Drilling, Artificial Lift, Cementing, and Wireline and Perforating product service lines.

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of September 30, 2018, we had $2.1 billion of cash and equivalents and $3.0 billion available under our revolving credit facility, which we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $2.1 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2017.

Significant sources and uses of cash during the first nine months of 2018
Sources of cash:
- Cash flows from operating activities were $2.3 billion.
- We sold $102 million of investment securities, net of purchases.
Uses of cash:
- Capital expenditures were $1.5 billion and were predominantly made in our Production Enhancement, Sperry Drilling, Artificial Lift, Cementing, and Wireline and Perforating product service lines.
- We paid $473 million in dividends to our shareholders.
- We paid $400 million to retire our senior notes which matured in August 2018.
- Working capital (receivables, inventories and accounts payable) increased by a net $372 million, primarily due to increased business activity.
- We repurchased approximately 4.8 million shares of our common stock under our share repurchase program at a total cost of approximately $200 million.
- We paid $166 million for acquisitions of various businesses, net of cash acquired, to further enhance our existing product service lines.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2018 is currently expected to be approximately $2.0 billion. The capital expenditures plan for the remainder of 2018 is primarily directed towards our Production Enhancement and Sperry Drilling product service lines.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2018. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.5 billion remained authorized for repurchases as of September 30, 2018 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2018, we had $2.1 billion of cash and equivalents and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address our global cash needs for the remainder of 2018, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2018, based upon the location of the services provided and products sold, 59% of our consolidated revenue was from the United States, compared to 53% of consolidated revenue from the United States in the first nine months of 2017. No other country accounted for more than 10% of our revenue.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2018	2017	2017
Oil price - WTI (1)	$69.76	$48.36	$50.93
Oil price - Brent (1)	75.22	52.31	54.30
Natural gas price - Henry Hub (2)	2.93	3.15	3.04

(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Land vs. Offshore	2018	2017	2018	2017
United States:
Land	1,032	927	1,001	841
Offshore (incl. Gulf of Mexico)	19	19	18	20
Total	1,051	946	1,019	861
Canada:
Land	207	207	193	206
Offshore	2	1	2	1
Total	209	208	195	207
International (excluding Canada):
Land	792	749	781	748
Offshore	211	199	200	200
Total	1,003	948	981	948
Worldwide total	2,263	2,102	2,195	2,016
Land total	2,031	1,883	1,975	1,795
Offshore total	232	219	220	221

	Three Months Ended September 30		Nine Months Ended September 30
Oil vs. Natural Gas	2018	2017	2018	2017
United States (incl. Gulf of Mexico):
Oil	864	760	830	691
Natural gas	187	186	189	170
Total	1,051	946	1,019	861
Canada:
Oil	141	115	125	110
Natural gas	68	93	70	97
Total	209	208	195	207
International (excluding Canada):
Oil	800	731	777	729
Natural gas	203	217	204	219
Total	1,003	948	981	948
Worldwide total	2,263	2,102	2,195	2,016
Oil total	1,805	1,606	1,732	1,530
Natural gas total	458	496	463	486

	Three Months Ended September 30		Nine Months Ended September 30
Drilling Type	2018	2017	2018	2017
United States (incl. Gulf of Mexico):
Horizontal	921	799	890	720
Vertical	63	70	61	72
Directional	67	77	68	69
Total	1,051	946	1,019	861

Crude oil prices have been extremely volatile during the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil prices have increased substantially. WTI oil spot prices reached a high of $77 per barrel in June 2018 and Brent crude oil spot prices reached a high of $86 per barrel in October 2018. The average WTI and Brent crude oil spot prices during the third quarter of 2018 were $70 per barrel and $75 per barrel, respectively.

In the United States Energy Information Administration (EIA) October 2018 "Short Term Energy Outlook," the EIA projects Brent prices to average $74 per barrel and $75 per barrel in 2018 and in 2019, respectively, while WTI prices are projected to average about $6 less per barrel for the same periods. Crude oil production in the United States is now projected to average 10.7 million barrels per day in 2018, a 14% increase from 2017. Additionally, the EIA projects that U.S. production will increase 10% in 2019, to average 11.8 million barrels per day. The International Energy Agency's (IEA) October 2018 "Oil Market Report" forecasts the 2018 global demand to average approximately 99.2 million barrels per day, which is up 1.3% from 2017, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price in the United States averaged $2.99 per MMBtu in September 2018, essentially flat year over year. The EIA October 2018 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.99 per MMBtu in 2018 and $3.12 per MMBtu in 2019.

North America operations
The average North America oil-directed rig count increased 130 rigs, or 15%, for the third quarter of 2018 as compared to the third quarter of 2017, while the average North America natural gas-directed rig count decreased 24 rigs, or 9% during the same period. During the third quarter of 2018, the average United States land rig count increased 11%, as compared to the third quarter of 2017, and completions activity continued to strengthen. However, the average United States land rig count was essentially flat from the second quarter to the third quarter of 2018 as the market softened. We are facing temporary challenges caused by offtake capacity constraints and customer budget exhaustion which have led to less demand for completion services, and, in turn, to negative pressure on our pricing. We believe these temporary challenges in our North America business will continue through the end of the year with a rebound in 2019.

International operations
The average international rig count for the third quarter of 2018 was up 6% compared to the third quarter of 2017. While the international markets are continuing to improve, the markets are in the early stages of a recovery and pricing pressure remains a challenge in a competitive landscape. We expect the international recovery to be focused, at least initially, on mature fields as customers broadly favor shorter cycle returns and lower risk projects in today’s environment. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle.

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

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

REVENUE:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$4,170	$3,537	$633	18%
Drilling and Evaluation	2,002	1,907	95	5
Total revenue	$6,172	$5,444	$728	13%

By geographic region:
North America	$3,739	$3,163	$576	18%
Latin America	522	530	(8)	(2)
Europe/Africa/CIS	757	722	35	5
Middle East/Asia	1,154	1,029	125	12
Total revenue	$6,172	$5,444	$728	13%

OPERATING INCOME:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$613	$527	$86	16%
Drilling and Evaluation	181	186	(5)	(3)
Total	794	713	81	11
Corporate and other	(78)	(71)	(7)	(10)
Total operating income	$716	$642	$74	12%

Consolidated revenue was $6.2 billion in the third quarter of 2018, an increase of $728 million, or 13%, as compared to the third quarter of 2017. Consolidated operating income was $716 million during the third quarter of 2018, a 12% increase from operating income of $642 million in the third quarter of 2017. These improvements were experienced across the majority of our product service lines, primarily associated with activity improvements in the United States land sector related to pressure pumping and artificial lift services, as well as drilling activity in the Middle East. Revenue from North America was 61% of consolidated revenue in the third quarter of 2018, compared to 58% of consolidated revenue in the third quarter of 2017.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the third quarter of 2018 was $4.2 billion, an increase of $633 million, or 18%, from the third quarter of 2017. Operating income in the third quarter of 2018 was $613 million, an increase of $86 million, or 16%, from the third quarter of 2017. Improvements were led by increased activity across the majority of our product service lines in the United States land sector, particularly pressure pumping activity, artificial lift and specialty chemicals. Additionally, results improved due to higher pressure pumping and pipeline services activity in Europe/Africa/CIS, coupled with increased well intervention activity in the Middle East. Partially offsetting these increases were lower stimulation activity in Canada and reduced completion tool sales in Nigeria.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2018 was $2.0 billion, an increase of $95 million, or 5%, from the third quarter of 2017. Increased drilling and logging services in the United States land sector and Middle East/Asia were partially offset by lower drilling and offshore testing activity in Latin America. Operating income in the third quarter of 2018 was $181 million, a decrease of $5 million, or 3%, compared to the third quarter of 2017. Lower profitability for drilling and logging services in Europe/Africa/CIS was partially offset by improvements in drilling and logging services in Middle East/Asia.

GEOGRAPHIC REGIONS

North America
North America revenue in the third quarter of 2018 was $3.7 billion, an 18% increase compared to the third quarter of 2017. This improvement was driven by increased activity throughout the United States land sector in the majority of our product service lines, primarily related to higher activity in pressure pumping, artificial lift, specialty chemicals, and drilling services. These increases were partially offset by lower stimulation activity in Canada.

Latin America
Latin America revenue in the third quarter of 2018 was $522 million, a 2% decrease compared to the third quarter of 2017, resulting primarily from reduced activity in Venezuela and Mexico and lower testing activity in Brazil, partially offset by increased activity for pressure pumping and well intervention services in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2018 was $757 million, a 5% increase compared to the third quarter of 2017, due to increased activity throughout the region, primarily drilling fluids activity in the North Sea, partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2018 was $1.2 billion, a 12% increase compared to the third quarter of 2017, primarily resulting from increases in drilling and well intervention services in the Middle East and project management activity in India.

NONOPERATING ITEMS

Effective tax rate. During the three months ended September 30, 2018, we recorded a total income tax provision of $100 million on pre-tax income of $534 million, resulting in an effective tax rate of 18.8%. Our effective tax rate for this period was impacted by certain discrete tax benefits and the lower corporate rate from U.S. tax reform. During the three months ended September 30, 2017, we recorded a total income tax provision of $135 million on pre-tax income of $496 million, resulting in an effective tax rate of 27.2%. Our effective tax rates for both periods were also impacted by a geographic mix of earnings for the respective periods.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

REVENUE:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$12,141	$9,273	$2,868	31%
Drilling and Evaluation	5,918	5,407	511	9
Total revenue	$18,059	$14,680	$3,379	23%

By geographic region:
North America	$11,090	$8,164	$2,926	36%
Latin America	1,458	1,501	(43)	(3)
Europe/Africa/CIS	2,199	2,005	194	10
Middle East/Asia	3,312	3,010	302	10
Total revenue	$18,059	$14,680	$3,379	23%

OPERATING INCOME:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$1,782	$1,071	$711	66%
Drilling and Evaluation	560	433	127	29
Total	2,342	1,504	838	56
Corporate and other	(218)	(251)	33	13
Impairments and other charges	(265)	(262)	(3)	(1)
Total operating income	$1,859	$991	$868	88%

Consolidated revenue was $18.1 billion in the first nine months of 2018, an increase of $3.4 billion, or 23%, as compared to the first nine months of 2017, with increases across all of our product service lines globally, primarily associated with pressure pumping services, drilling activity and artificial lift in North America, as well as drilling activity in the Eastern Hemisphere. Revenue from North America was 61% of consolidated revenue in the first nine months of 2018, compared to 56% of consolidated revenue in the first nine months of 2017.

Consolidated operating income was $1.9 billion in the first nine months of 2018, compared to operating income of $991 million during the first nine months of 2017, an 88% increase primarily due to improved pressure pumping activity in North America. Operating results in the first nine months of 2018 were impacted by $265 million of impairments and other charges related to Venezuela, while operating results in the first nine months of 2017 included a $262 million loss for a fair market value adjustment related to Venezuela. See Note 2 to the condensed consolidated financial statements for further information on the Venezuela charge taken in the first quarter of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first nine months of 2018 was $12.1 billion, an increase of $2.9 billion, or 31%, compared to the first nine months of 2017. Operating income in the first nine months of 2018 was $1.8 billion, an increase of $711 million, or 66%, compared to the first nine months of 2017. These improvements were led by increased activity across all of our product service lines in the United States land sector, primarily associated with pressure pumping services and artificial lift, coupled with improved pressure pumping activity in Europe/Africa/CIS.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2018 was $5.9 billion, an increase of $511 million, or 9%, compared to the first nine months of 2017. Operating income in the first nine months of 2018 was $560 million, an increase of $127 million, or 29%, compared to the first nine months of 2017. These increases were primarily due to increased drilling activity in the United States land sector and the Middle East. Partially offsetting these results were activity declines across multiple product lines in Latin America, primarily drilling activity.

GEOGRAPHIC REGIONS

North America
North America revenue in the first nine months of 2018 was $11.1 billion, a 36% increase compared to the first nine months of 2017. These results were driven by improved customer demand in our United States land sector, primarily related to pressure pumping services, artificial lift, and drilling services.

Latin America
Latin America revenue in the first nine months of 2018 was $1.5 billion, a 3% decrease compared to the first nine months of 2017, resulting primarily from reduced activity in Venezuela, as well as decreases in drilling and project management activity in Mexico. These results were partially offset by increases in the majority of our product service lines in Argentina.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2018 was $2.2 billion, a 10% increase from the first nine months of 2017, primarily due to increased activity in the North Sea, particularly pressure pumping and drilling services. These results were partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2018 was $3.3 billion, a 10% increase from the first nine months of 2017, primarily resulting from increases in drilling services and stimulation activity in the Middle East and project management activity in India.

OTHER OPERATING ITEMS

Corporate and other expenses were $218 million in the first nine months of 2018 compared to $251 million in the first nine months of 2017, which included approximately $42 million of one-time charges for executive compensation and litigation settlements primarily associated with the resolution of an SEC investigation.

Impairments and other charges were $265 million in the nine months ended September 30, 2018, related to a write-down of all of our remaining investment in Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on this charge and Part II, Item 1(a), "Risk Factors" for additional information on risks associated with our operations in Venezuela. This compares to $262 million of charges in the nine months ended September 30, 2017, associated with a fair market value adjustment related to Venezuela.

NONOPERATING ITEMS

Interest expense, net was $417 million in the first nine months of 2018, as compared to $478 million of net interest expense in the first nine months of 2017, which included $104 million of costs related to the early extinguishment of $1.4 billion of senior notes.

Effective tax rate. During the nine months ended September 30, 2018, we recorded a total income tax provision of $367 million on pre-tax income of $1.4 billion, resulting in an effective tax rate of 27.1%. Our effective tax rate for this period was significantly impacted by the write-down of our investment in Venezuela, which was not tax-deductible, and by additional accrued local Venezuela taxes we recognized in our tax provision. See Note 2 to the condensed consolidated financial statements for further information. Additionally, our effective tax rate for this period was impacted by the lower corporate rate from U.S. tax reform. During the nine months ended September 30, 2017, we recorded a total income tax provision of $81 million on pre-tax income of $438 million, resulting in an effective tax rate of 18.5%. Our effective tax rates for both periods were also impacted by a geographic mix of earnings for the respective periods.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 6 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates the respective risk factor previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, there have been no other material changes in risk factors previously disclosed.

Our business in Venezuela subjects us to actions by the Venezuelan government, sanctions imposed or other regulatory actions taken by the U.S. and foreign governments, the risk of delayed payments and currency risks, all of which could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
There are risks associated with our operations in Venezuela, which continues to experience significant political and economic turmoil. The political and economic conditions have continued to deteriorate through the third quarter of 2018, leading to uncertainty in the future business climate, the state of security and governance of the country. This environment increases the risk of civil unrest, armed conflicts, adverse actions by the government of Venezuela, including the possibility that the Venezuelan government could assume control over our operations and assets, and imposition of additional sanctions or other actions by the U.S. and foreign governments that may restrict our ability to continue operations or realize the value of our assets. In 2017, the U.S. Government announced sanctions directed at certain Venezuelan individuals and imposed additional economic sanctions around certain categories of trade financing transactions in Venezuela. These sanctions prohibit dealings by our U.S. employees and entities in certain new debt issued by our primary customer in Venezuela or the Venezuelan government as well as dealings in existing Venezuelan government bonds. In February 2018, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued additional guidance on these sanctions which purports to prohibit the acceptance of late payments beyond the tenor authorized by the sanctions. For debts incurred subsequent to August 25, 2017 related to products and services provided to customers subject to these sanctions, we can no longer accept payment on receivables with a maturity longer than 90 days in the absence of an OFAC license. There can be no assurance that an OFAC license will be granted or that other sanctions affecting our business in Venezuela will not be imposed in the future that may have a material adverse effect on our ability to operate in Venezuela.

We have continued to experience delays in collecting payments on our receivables from our primary customer in Venezuela, including delays in multiple scheduled payments on our existing promissory note. On January 29, 2018, the Venezuelan government announced that it has changed the existing dual-rate foreign exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and that all future currency transactions would be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. These events regarding foreign exchange and U.S. sanctions, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela during the first quarter of 2018, which resulted in a $312 million charge, net of tax, in our condensed consolidated statements of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	3,014,466	$41.92	3,000,000	$5,574,292,223
August 1 - 31	1,917,483	$41.92	1,767,585	$5,500,004,405
September 1 - 30	34,956	$39.89	—	$5,500,004,405
Total	4,966,905	$41.91	4,767,585

(a)
Of the 4,966,905 shares purchased during the three-month period ended September 30, 2018, 199,320 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the third quarter of 2018, we repurchased approximately 4.8 million shares of our common stock pursuant to our share repurchase program for a total cost of approximately $200 million at an average price of $41.95 per share. Approximately $5.5 billion remained authorized for repurchases as of September 30, 2018. From the inception of this program in February 2006 through September 30, 2018, we repurchased approximately 206 million shares of our common stock for a total cost of approximately $8.6 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Christopher T. Weber	/s/ Charles E. Geer, Jr.
Christopher T. Weber	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: October 26, 2018