Form 10-K
period 2018-12-31
HALLIBURTON CO
filed 2019-02-13
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Large Accelerated Filer[X]    Accelerated Filer    [   ]
Non-accelerated Filer    [   ]    Smaller Reporting Company    [   ]
Emerging Growth Company    [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
The aggregate market value of Halliburton Company Common Stock held by nonaffiliates on June 30, 2018, determined using the per share closing price on the New York Stock Exchange Composite tape of $45.06 on that date, was approximately $39.5 billion.
As of February 8, 2019, there were 872,542,842 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2018

i

PART I

Item 1. Business.

General description of business
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. With approximately 60,000 employees, representing 140 nationalities in more than 80 countries, we help our customers maximize value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion and optimizing production throughout the life of the asset. We serve major, national and independent oil and natural gas companies throughout the world and operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment.

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

-
Multi-Chem: provides customized specialty oilfield completion, production, and downstream water and process treatment chemicals and services to maximize production, ensure integrity of well and pipeline assets and address production, processing and transportation challenges.

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

We conduct business worldwide in more than 80 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. In 2018, 2017 and 2016, based on the location of services provided and products sold, 58%, 53% and 41% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

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

Customers
Our revenue from continuing operations during the past three years was derived from the sale of services and products to the energy industry. No single customer represented more than 10% of our consolidated revenue in any period presented.

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

Additionally, customer spending patterns for software, completion tools and various other oilfield services and products typically result in higher activity in the fourth quarter of the year. Conversely, customer budget constraints may lead to lower demand for our services and products in the fourth quarter of the year.

Employees
At December 31, 2018, we employed approximately 60,000 people worldwide compared to approximately 55,000 at December 31, 2017. At December 31, 2018, approximately 13% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.

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

We have proactively developed processes to provide our customers with the chemical constituents of our hydraulic fracturing fluids to enable our customers to comply with state laws as well as voluntary standards established by the Chemical Disclosure Registry, www.fracfocus.org. We have also invested considerable resources in developing hydraulic fracturing technologies, in both the equipment and chemistry portions of our business, which offer our customers a variety of environment-friendly alternatives related to the use of hydraulic fracturing fluid additives and other aspects of our hydraulic fracturing operations. We created a hydraulic fracturing fluid system comprised of materials sourced entirely from the food industry. In addition, we have engineered a process that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluids, allowing customers to minimize the use of chemical biocides. We are committed to the continued development of innovative chemical and mechanical technologies that allow for more economical and environment-friendly development of the world’s oil and natural gas reserves, and that reduce noise while complying with Tier 4 lower emission legislation.

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

Web site access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet web site (www.halliburton.com) as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site (www.sec.gov) that contains our reports, proxy and information statements and our other SEC filings. We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2018, 2017, or 2016. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 13, 2019, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
Anne L. Beaty (Age 62)	Senior Vice President, Finance of Halliburton Company, since March 2017
Senior Vice President, Internal Assurance Services of Halliburton Company, November 2013 to March 2017

Eric J. Carre (Age 52)	Executive Vice President, Global Business Lines of Halliburton Company, since May 2016
Senior Vice President, Drilling and Evaluation Division of Halliburton Company, June 2011 to April 2016

Charles E. Geer, Jr. (Age 48)	Vice President and Corporate Controller of Halliburton Company, since January 2015
Vice President, Finance of Halliburton Company, December 2013 to December 2014

Myrtle L. Jones (Age 59)	Senior Vice President, Tax of Halliburton Company, since March 2013

Lance Loeffler (Age 41)	Executive Vice President and Chief Financial Officer of Halliburton Company, since November 2018
Vice President of Investor Relations of Halliburton Company, April 2016 to November 2018
Vice President of Corporate Development of Halliburton Company, August 2014 to April 2016
Director of Deutsche Bank, March 2011 to August 2014

Timothy M. McKeon (Age 46)	Vice President and Treasurer of Halliburton Company, since January 2014

Jeffrey A. Miller (Age 55)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019
Member of the Board of Directors, President and Chief Executive Officer of Halliburton Company, June 2017 to December 2018
Member of the Board of Directors and President of Halliburton Company, August 2014 to May 2017
Executive Vice President and Chief Operating Officer of Halliburton Company, September 2012 to July 2014

Lawrence J. Pope (Age 50)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Joe D. Rainey (Age 62)	President, Eastern Hemisphere of Halliburton Company, since January 2011

Mark J. Richard (Age 57)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019
Senior Vice President, Business Development and Marketing of Halliburton Company, November 2015 to July 2018
Senior Vice President, Europe/Sub-Saharan Africa Region of Halliburton Company, February 2014 to October 2015

Robb L. Voyles (Age 61)	Executive Vice President, Secretary and General Counsel of Halliburton Company, since May 2015
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
Demand for our services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other economic factors that are beyond our control. Given the long-term nature of many large-scale development projects, even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can cause them to reduce or defer major expenditures. We also have a small number of integrated projects that have remuneration tied to hydrocarbon production. Reduction in oil and gas prices can affect the overall returns for these projects, either lengthening the time until the expected returns are realized or by impairing the value of the asset. Any prolonged reductions of commodity prices or expectations of such reductions could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition, and could result in asset impairments and severance costs.

Factors affecting the prices of oil and natural gas include:

-	the level of supply and demand for oil and natural gas;

-	the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain oil production levels;

-	the level of oil production in the U.S. and by other non-OPEC countries;

-	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

-	the cost of, and constraints associated with, producing and delivering oil and natural gas;

-	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

-	weather conditions and natural disasters;

-	worldwide political, military and economic conditions; and

-	increased demand for alternative fuels and electric vehicles, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

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
Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customer's capital spending include:

-	oil and natural gas prices, including volatility of oil and natural gas prices and expectations regarding future prices;

-	the inability of our customers to access capital on economically advantageous terms;

-	restrictions on our customers' ability to get their produced oil and natural gas to market due to infrastructure limitations (such as those that currently exist in the U.S. Permian Basin);

-	the consolidation of our customers;

-	customer personnel changes; and

-	adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customer credit facilities.

Any significant reduction in commodity prices or a change in our customers’ expectations of commodity prices, economic growth or supply and demand for oil and natural gas may result in capital budget reductions in the future. For example, we believe that the drop in the price of oil at the end of 2018, despite the recovery during January 2019, had a negative impact on certain of our customers’ expectations about prices during 2019 and, as a result, the amount of their capital spending budgets for 2019. Any substantial and unexpected drop in commodity prices in the future, even if the drop is relatively short-lived, could similarly affect our customers’ expectations and capital spending, which could result in a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

For example, due to the unsettled political conditions in many oil-producing countries, our operations, revenue and profits are subject to the adverse consequences of war, terrorism, civil unrest, strikes, currency controls and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Angola, Azerbaijan, Indonesia, Kazakhstan, Mexico, Nigeria, Russia and Venezuela. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Digital technologies and services are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite our efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including phishing emails and ransomware infections. We detected and remediated all of these incidents. No known leakage of financial, technical or customer data occurred and none of the incidents had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

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

In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. During 2014, the United States and European Union imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restrict the provision of U.S. and EU goods, services and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. These sanctions resulted in our winding down and ending work on two projects in Russia in 2014, and have prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry and certain Russian companies. Our ability to engage in certain future projects in Russia or involving certain Russian customers is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations in Russia or with certain Russian customers may be subject to those laws. Those laws may change from time to time, and any expansion of sanctions against Russia’s oil and gas industry could further hinder our ability to do business in Russia or with certain Russian customers, which could have a material adverse effect on our consolidated results of operations.

In 2017, the U.S. Government announced sanctions directed at certain Venezuelan individuals and imposed additional economic sanctions around certain categories of trade financing transactions in Venezuela. In the first quarter of 2018, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued additional guidance on these sanctions which purports to prohibit the acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. During the first quarter of 2018, we wrote down all of our remaining investment in Venezuela. See Note 4 to the consolidated financial statements for further information. On January 28, 2019, OFAC issued additional sanctions targeting the Venezuela energy sector and granted a general license to us to continue our operations in Venezuela until July 27, 2019, subject to previously issued OFAC sanctions. We are continuing our limited operations in Venezuela pursuant to this general license and are evaluating our operations in advance of the July 27, 2019 termination of the general license.

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
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Three states (New York, Maryland and Vermont) have banned the use of high volume hydraulic fracturing. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.

The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Liabilities arising out of catastrophic well incidents could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Catastrophic events can occur at well sites where we conduct our operations, including blowouts resulting in explosions, fires, personal injuries, property damage, pollution and regulatory responsibility. Generally, we rely on contractual indemnities, releases and limitations on liability with our customers, and liability insurance coverage, to protect us from potential liability related to such occurrences. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Liability for cleanup costs, natural resource damages and other damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We are exposed to claims under environmental requirements and, from time to time, such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. We are periodically notified of potential liabilities at federal and state superfund sites. These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both in the final remediation costs and with respect to the final allocation among the various parties involved at the sites. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any superfund site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party. Liability for damages arising as a result of environmental laws or related third-party claims could be substantial and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Failure on our part to comply with, and the costs of compliance with, applicable health, safety and environmental requirements could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
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

Failure on our part to comply with applicable environmental requirements or costs arising from regulatory compliance, including compliance with changes in or expansion of applicable regulatory requirements, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases, climate change and alternative energy sources could have a negative impact on our business and may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration and use of carbon dioxide that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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
We have operations in more than 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or interpretation of tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for the year.

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

If we lose one or more of our significant customers or if our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We depend on a limited number of significant customers. While no single customer represented more than 10% of consolidated revenue in any period presented, the loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.

In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic or commodity price environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Our acquisitions, dispositions and investments may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our business, consolidated results of operations and consolidated financial condition.

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

–
Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Denver, Colorado; Dhahran, Saudi Arabia; Dubai, United Arab Emirates (corporate executive offices); Duncan, Oklahoma; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Moscow, Russia; Panama City, Panama; Pune, India; Rio de Janeiro, Brazil; Singapore; and Tananger, Norway

Item 3. Legal Proceedings.
Information related to Item 3. Legal Proceedings is included in Note 8 to the consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Halliburton Company’s common stock is traded on the New York Stock Exchange under the symbol "HAL." Information related to quarterly dividend payments is included under the caption “Quarterly Financial Data” in the consolidated financial statements. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2019.

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2018, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2013 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

	December 31
	2013	2014	2015	2016	2017	2018
Halliburton	$100.00	$78.40	$69.09	$111.64	$102.44	$56.78
Philadelphia Oil Service Index (OSX)	100.00	76.49	58.60	69.72	57.73	31.63
Standard & Poor’s 500 ® Index	100.00	113.69	115.26	129.05	157.22	150.33

At February 8, 2019, we had 11,774 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	2,885,114	$34.88	2,868,100	$5,400,004,968
November 1 - 30	2,907,936	$34.52	2,896,800	$5,300,007,172
December 1 - 31	193,064	$30.45	—	$5,300,007,172
Total	5,986,114	$34.56	5,764,900

(a)
Of the 5,986,114 shares purchased during the three-month period ended December 31, 2018, 221,214 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. During the fourth quarter of 2018, we repurchased approximately 5.8 million shares of our common stock pursuant to our share repurchase program for a total cost of approximately $200 million at an average price of $34.69 per share. Approximately $5.3 billion remained authorized for repurchases as of December 31, 2018. From the inception of this program in February 2006 through December 31, 2018, we repurchased approximately 212 million shares of our common stock for a total cost of approximately $8.8 billion.

Item 6. Selected Financial Data.
Information related to selected financial data is included on page 61 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information related to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 32 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 13 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 33 for Management’s Report on Internal Control Over Financial Reporting and page 35 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

HALLIBURTON COMPANY
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Financial results
Our business strengthened in 2018 as we continued to build for a longer-term industry recovery. We experienced some challenges in North America during the latter half of the year as a result of offtake capacity limitations and customer budget constraints, but we believe these are temporary in nature. We successfully maintained our global market share in 2018, which was accomplished by our investments in strategic growth areas and by competing in key markets as we continue to collaborate and engineer solutions to maximize asset value for our customers and align our business with customers in the fastest growing market segments.

We generated total company revenue of $24.0 billion during 2018, a 16% increase from the $20.6 billion of revenue generated in 2017, with our Completion and Production segment improving 22% and our Drilling and Evaluation segment improving 6%. We also reported total company operating income of approximately $2.5 billion in 2018, an 80% increase from operating income of $1.4 billion in 2017. These improvements were primarily associated with pressure pumping services, drilling activity and artificial lift in North America, as well as drilling activity in the Eastern Hemisphere.

Our North America revenue in 2018 increased 25% compared to 2017, outperforming the average North American rig count growth of 13%. However, the United States land rig count was relatively flat over the second half of 2018, with an average quarterly increase of less than 2%. A combination of offtake capacity limitations and customer budget constraints led to less demand for completion services during the fourth quarter of 2018. The lower demand created excess equipment capacity in the market and had a detrimental effect on pricing. As a result, our North America revenue decreased by 11% from the third quarter of 2018 to the fourth quarter of 2018, primarily driven by lower activity and pricing in stimulation services.

Our international business continues to show signs of a steady recovery and delivered annual revenue growth for the first time since 2014, with a 6% improvement from 2017 to 2018. This underscores the versatility and global reach of our business portfolio. Improvements in revenue were driven primarily by increased drilling and well intervention activity in the Middle East. While the international markets are continuing to improve, they are in the early stages of a recovery and pricing pressure remains a challenge. We have grown our international market share throughout the downturn because of our service quality and technology offerings and our willingness to collaborate with our customers. Our product service lines continue to focus on technology-driven value propositions to help our customers increase production and lower costs.

Business outlook
Commodity prices fell towards the end of 2018, with both West Texas Intermediate (WTI) and Brent crude oil spot prices dropping over 40% to levels not experienced since June of 2017. This price volatility created headwinds as we entered 2019. However, oil prices have climbed since the beginning of 2019, and we believe supply and demand fundamentals for multi-year industry growth are still intact. Our industry is going through a transformation brought on by the shale revolution and the recent down-cycle. The industry has removed substantial costs from the system and introduced significant efficiencies and many of our customers in North America appear to have shifted their strategy from production growth to operating within cash flow and generating returns. We believe this is a positive sign for the long-term prospects of our industry.

In North America, the drop in oil prices at the end of 2018 appears to have created some uncertainty about our customers' expectations about future prices, which in turn led to customer budgets for 2019 that are more limited than previously anticipated. Although we expect these reloaded budgets will drive modest improvement in completion activity levels in 2019, we anticipate that pressure on services pricing will continue in the first quarter. We believe, however, that there are several catalysts for a potential completions activity rebound in North America. These catalysts include what we expect will be a supportive commodity price environment, offtake capacity constraints alleviating in the Permian basin, and a high inventory of drilled but uncompleted (DUC) wells. If these catalysts materialize, we believe they will increase customer urgency and, in turn, drive higher pricing in the second half of 2019. We will continue to adjust our cost structure to market conditions. We are actively maintaining and improving the condition of our fleet to position our North America land business for success as the market improves.

Internationally, the market recovery continues at a modest pace. Over the course of 2019, we believe activity will improve across all international regions, although off of a low base in some geographies, such as Asia Pacific and Africa. This international recovery is led by mature fields as customers broadly favor shorter cycle returns and lower risk projects in today’s environment. We believe in the strength of our mature fields technology portfolio, and we intend to continue building our mature fields capabilities in 2019 and beyond. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle, which included increasing our product service line operations in various geographies, expanding our manufacturing capacity in Singapore and opening technology centers in Saudi Arabia, India and Brazil. We intend to continue collaborating with our customers to improve their project economics and our profitability through advanced technology and increased operating efficiency.

During 2018, we had approximately $2.0 billion of capital expenditures, an increase of 48% from 2017, which were predominantly made in our Production Enhancement, Sperry Drilling, Artificial Lift, Wireline and Perforating, and Cementing product service lines. We intend to reduce our capital expenditures by 20% in 2019 to approximately $1.6 billion. We intend to focus our 2019 capital expenditures on key technologies and capabilities that deliver differentiation and drive returns, such as our new directional drilling platform and the expansion of our production business.

In 2019, we will continue to build the foundation for a longer-term recovery. We intend to dynamically respond to the changing market, invest effectively and remain flexible in our cost structure. We will maintain an appropriate level of capital spending to support our business. We believe in responsible capital stewardship, prioritizing capital efficiency, investing in the technologies that deliver differentiation and returns, and generating strong cash flow. We remain committed to generating strong cash flow by using cost levers, managing working capital, and remaining flexible on our capital spending with a focus on strong return-generating opportunities. In 2018, we continued our focus on returning capital to shareholders through share repurchases and dividends, which totaled over $1 billion. Going forward, we plan to use excess cash on strategic investments that meet our returns thresholds, for reducing debt, and for returning cash to our shareholders.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We plan to continue executing the following strategies in 2019:

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

-	investing in technology that will help our customers reduce reservoir uncertainty and increase operational efficiency;

-	improving working capital and managing our balance sheet to maximize our financial flexibility;

-	seeking additional ways to be one of the most cost-efficient service providers in the industry by maintaining capital discipline and leveraging our scale and breadth of operations;

-	collaborating and engineering solutions to maximize asset value for our customers; and

-	striving to achieve superior growth and returns for our shareholders.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. We had $2.0 billion of cash and equivalents as of December 31, 2018, and we generated approximately $3.2 billion in operating cash flow and retired $400 million in senior notes during 2018. We also have $3.0 billion available under our revolving credit facility which, combined with our cash balance, we believe provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $2.0 billion of cash and equivalents, compared to $2.3 billion at December 31, 2017.

Significant sources and uses of cash in 2018
Sources of cash:

–
Cash flows from operating activities were $3.2 billion in 2018. This included the impact of changes in our primary components of working capital (receivables, inventories and accounts payable), which increased during the year by a net $384 million, primarily due to increased business activity, and thus reduced our operating cash flows.

–	We sold $104 million of investment securities, net of purchases.
Uses of cash:

–
Capital expenditures were $2.0 billion in 2018 and were predominantly made in our Production Enhancement, Sperry Drilling, Artificial Lift, Wireline and Perforating and Cementing product service lines.

–	We paid $630 million of dividends to our shareholders.

–	We repurchased approximately 10.5 million shares of our common stock under our share repurchase program at a total cost of approximately $400 million.

–	We paid $400 million to retire our senior notes which matured in August 2018.

–	We paid $187 million for acquisitions of various businesses, net of cash acquired, to further enhance our existing product service lines.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2019 is currently expected to be approximately $1.6 billion. The capital expenditures plan for 2019 is primarily directed towards key technologies and capabilities that deliver differentiation and drive returns, such as our new directional drilling platform and the expansion of our production business.

Currently, our quarterly dividend rate is $0.18 per share, or approximately $158 million per quarter. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2019. Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. Approximately $5.3 billion remained authorized for repurchases as of December 31, 2018, and may be used for open market and other share purchases.

Contractual obligations
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2018:

	Payments Due
Millions of dollars	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (a)	$34	$27	$696	$12	$1,114	$8,664	$10,547
Interest on debt (b)	571	568	558	531	528	7,961	10,717
Operating leases	275	146	122	100	78	254	975
Purchase obligations (c)	688	77	21	—	—	15	801
Other long-term liabilities (d)	24	—	—	—	—	—	24
Total	$1,592	$818	$1,397	$643	$1,720	$16,894	$23,064

(a)
Represents principal amounts of long-term debt, including capital lease obligations and current maturities of debt, which excludes any unamortized debt issuance costs and discounts. See to the consolidated financial statements.

(b)	Interest on debt includes 78 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.

(c)	Amount in 2019 primarily represents certain purchase orders for goods and services utilized in the ordinary course of our business.

(d)
Represents pension funding obligations associated with international plans for 2019 only and are based on assumptions that are subject to change as we are currently not able to reasonably estimate our contributions for years after 2019.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are not able to reasonably estimate the period of cash settlement with the respective taxing authorities. Therefore, gross unrecognized tax benefits have been excluded from the contractual obligations table above. We had $417 million of gross unrecognized tax benefits, excluding penalties and interest, at December 31, 2018, of which we estimate $399 million may require a cash payment by us. We estimate that $378 million of the cash payment will not be settled within the next 12 months.

Other factors affecting liquidity
Financial position in current market. As of December 31, 2018, we had $2.0 billion of cash and equivalents and $3.0 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address our global cash needs in 2019, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain A- for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. See Note 4 to the consolidated financial statements for further discussion related to our receivables, including our receivables in Venezuela.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2018, 2017 and 2016, based on the location of services provided and products sold, 58%, 53% and 41%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would have a material adverse effect on our business, consolidated results of operations or consolidated financial condition.

Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling and completions activity. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil and Henry Hub natural gas:

	2018	2017	2016
Oil price - WTI (1)	$64.94	$50.93	$43.14
Oil price - Brent (1)	71.08	54.30	43.55
Natural gas price - Henry Hub (2)	3.17	3.04	2.52
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

	Three Months Ended December 31, 2018	Month Ended December 31, 2018
Oil price - WTI	$59.08	$49.52
Oil price - Brent	67.78	57.56

The historical average rig counts based on the weekly Baker Hughes rig count information were as follows:

	2018	2017	2016
U.S. Land	1,013	856	486
U.S. Offshore	19	20	23
Canada	191	206	130
North America	1,223	1,082	639
International	988	949	955
Worldwide total	2,211	2,031	1,594

Crude oil prices have been extremely volatile over the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Brent crude oil spot prices declined from a high of $115 per barrel in June 2014 to $26 per barrel in January 2016. Since the low point experienced in early 2016, oil prices increased substantially, with WTI oil spot prices reaching a high of $77 per barrel in June 2018 and Brent crude oil spot prices reaching a high of $86 per barrel in October 2018. In the fourth quarter of 2018, oil prices again declined with WTI and Brent oil spot prices reaching a low of $44 per barrel and $50 per barrel, respectively, in December. The average full year 2018 WTI and Brent crude oil spot prices of $65 per barrel and $71 per barrel increased 28% and 31%, respectively, from the average 2017 prices.

In the United States Energy Information Administration (EIA) January 2019 "Short Term Energy Outlook," the EIA projected Brent prices to average $61 per barrel in 2019 and $65 per barrel in 2020, while WTI prices were projected to average approximately $8 less per barrel in the first quarter of 2019, before the discount to Brent gradually falls to approximately $4 in the fourth quarter of 2019 and throughout 2020. The International Energy Agency's (IEA) January 2019 "Oil Market Report" forecasts 2019 global demand to average approximately 100.7 million barrels per day, an increase of 1.5% from 2018, driven by increases in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price in the United States averaged $3.15 per MMBtu in 2018, an increase of $0.16 per MMBtu, or 5%, from 2017. The EIA January 2019 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.89 per MMBtu in 2019 and $2.92 per MMBtu in 2020. The projected decline from 2018 levels is primarily due to expected production growth keeping pace with demand and export growth and inventories building faster than the five-year average.

North America operations
The average North America rig count increased 141 rigs, or 13%, for the full year 2018 as compared to 2017. However, the average United States land rig count was essentially flat from the third quarter to the fourth quarter of 2018 as the market softened. During the fourth quarter of 2018, we faced challenges caused by offtake capacity limitations and year-end customer budget constraints, which led to decreasing demand for completion services and increasing pressure on pricing. We expect that the increased oil price volatility in recent months will continue to create pressure on services pricing in the first quarter of 2019. However, we believe there are several catalysts for a potential completions activity rebound in North America. These catalysts include what we believe will be a supportive commodity price environment, offtake capacity constraints alleviating in the Permian basin, and a high inventory of drilled but uncompleted (DUC) wells. If these catalysts materialize, we believe they will increase customer urgency and, in turn, drive higher pricing in the second half of 2019.

International operations
The average international rig count for 2018 increased 39 rigs, or 4% compared to 2017. While the international markets are continuing to improve, they are in the early stages of a recovery and pricing pressure remains a challenge in a competitive landscape. We expect the international recovery to be focused, at least initially, on mature fields as customers broadly favor shorter cycle returns and lower risk projects in today’s environment. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle.

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017

REVENUE:			Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$15,973	$13,077	$2,896	22%
Drilling and Evaluation	8,022	7,543	479	6
Total revenue	$23,995	$20,620	$3,375	16%
By geographic region:
North America	$14,431	$11,564	$2,867	25%
Latin America	2,065	2,116	(51)	(2)
Europe/Africa/CIS	2,945	2,781	164	6
Middle East/Asia	4,554	4,159	395	9
Total	$23,995	$20,620	$3,375	16%

OPERATING INCOME (LOSS):			Favorable	Percentage
Millions of dollars	2018	2017	(Unfavorable)	Change
Completion and Production	$2,278	$1,625	$653	40%
Drilling and Evaluation	745	726	19	3
Total	3,023	2,351	672	29
Corporate and other	(291)	(330)	39	12
Impairments and other charges	(265)	(647)	382	59
Total operating income	$2,467	$1,374	$1,093	80%

Consolidated revenue in 2018 was $24.0 billion, an increase of $3.4 billion, or 16%, compared to 2017, with increases across all of our product service lines globally, primarily associated with pressure pumping services, drilling activity and artificial lift in North America, as well as drilling activity in the Eastern Hemisphere. Revenue from North America was 60% of consolidated revenue in 2018 and 56% of consolidated revenue in 2017.

We reported consolidated operating income of $2.5 billion in 2018, as compared to operating income of $1.4 billion in 2017, an 80% increase primarily due to increases in pressure pumping and artificial lift activity in North America. Operating results were also impacted by $265 million and $647 million of impairments and other charges related to Venezuela recorded during 2018 and 2017, respectively. See Note 4 to the consolidated financial statements for further information on the Venezuela charges taken during 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue was $16.0 billion in 2018, an increase of $2.9 billion, or 22%, compared to 2017. Operating income was $2.3 billion in 2018, a 40% increase compared to $1.6 billion in 2017. Operating results significantly improved due to increased activity across all of our product service lines, primarily associated with pressure pumping and artificial lift in North America. International operating results improved due to increased well completion services in Europe/Africa/CIS and well intervention services in the Middle East.

Drilling and Evaluation
Drilling and Evaluation revenue was $8.0 billion in 2018, an increase of $479 million, or 6%, from 2017. Operating income was $745 million in 2018, an increase of $19 million, or 3%, compared to 2017. Operating results improved for drilling services in North America coupled with increased drilling, logging and fluids activity in the Middle East. Partially offsetting these results were activity declines across multiple product service lines in Latin America, primarily drilling activity.

GEOGRAPHIC REGIONS

North America
North America revenue was $14.4 billion in 2018, a 25% increase compared to 2017. This improvement was driven by increased activity throughout the United States land sector in the majority of our product service lines, primarily related to higher activity in pressure pumping, artificial lift, specialty chemicals, and drilling services. These increases were partially offset by lower stimulation activity in Canada.

Latin America
Latin America revenue was $2.1 billion in 2018, a 2% decrease compared to 2017, resulting primarily from reduced activity in Venezuela, Mexico and Brazil, partially offset by increases in the majority of our product service lines in
Argentina, Colombia and Ecuador.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.9 billion in 2018, a 6% increase compared to 2017. The increases were due to increased activity throughout the region, primarily related to improvements in the majority of our product service lines in the North Sea and Ghana, partially offset by activity reductions in Angola.

Middle East/Asia
Middle East/Asia revenue was $4.6 billion in 2018, a 9% increase compared to 2017, primarily resulting from improvements in drilling, stimulation and well intervention services in the Middle East and higher project management activity in India, partially offset by lower project management activity in Indonesia.

OTHER OPERATING ITEMS

Corporate and other expenses were $291 million in 2018 as compared to $330 million in 2017. Corporate and other expenses in 2017 included approximately $42 million of one-time charges for litigation settlements, primarily associated with the resolution of an SEC investigation, and executive compensation costs.

Impairments and other charges were $265 million in 2018, related to a write-down of all of our remaining investment in Venezuela. See Note 4 to the consolidated financial statements for further information. This compares to $647 million of impairments and other charges recorded in 2017, representing a charge against receivables from our primary customer in Venezuela.

NONOPERATING ITEMS

Interest expense, net was $554 million in 2018, as compared to $593 million in 2017, which included $104 million in costs related to the early extinguishment of $1.4 billion of senior notes during the first quarter of 2017.

Effective tax rate. During 2018, we recorded a total income tax provision of $157 million on pre-tax income of $1.8 billion, resulting in an effective tax rate of 8.7%. During 2017, we recorded a total income tax provision $1.1 billion on pre-tax income of $682 million, resulting in an effective tax rate of 165.8%. See Note 9 to the consolidated financial statements for significant drivers of these effective tax rates.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016

REVENUE:			Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$13,077	$8,882	$4,195	47%
Drilling and Evaluation	7,543	7,005	538	8
Total revenue	$20,620	$15,887	$4,733	30%
By geographic region:
North America	$11,564	$6,770	$4,794	71%
Latin America	2,116	1,860	256	14
Europe/Africa/CIS	2,781	2,993	(212)	(7)
Middle East/Asia	4,159	4,264	(105)	(2)
Total	$20,620	$15,887	$4,733	30%

OPERATING INCOME (LOSS):			Favorable	Percentage
Millions of dollars	2017	2016	(Unfavorable)	Change
Completion and Production	$1,625	$108	$1,517	1,405%
Drilling and Evaluation	726	801	(75)	(9)
Total	2,351	909	1,442	159
Corporate and other	(330)	(4,322)	3,992	(92)
Impairments and other charges	(647)	(3,357)	2,710	(81)
Total operating income (loss)	$1,374	$(6,770)	$8,144	—%

Consolidated revenue in 2017 increased 30% compared to 2016, associated with improved utilization, pricing and activity, primarily attributable to higher stimulation activity, and well completion and drilling services in North America. Revenue from North America was 56% of consolidated revenue in 2017 and 43% of consolidated revenue in 2016.

We reported consolidated operating income of $1.4 billion in 2017, as compared to an operating loss of $6.8 billion in 2016. Higher consolidated operating results were primarily due to increases in stimulation activity and well completion services in North America. Operating results were also impacted by $647 million and $3.4 billion of impairments and other charges recorded during 2017 and 2016, respectively. Additionally, we incurred $4.1 billion of merger-related costs during 2016, primarily due to a $3.5 billion termination fee and $464 million of charges resulting from our reversal of assets held for sale accounting.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue was $13.1 billion in 2017, an increase of $4.2 billion, or 47%, compared to 2016.    Completion and Production operating income was $1.6 billion in 2017 compared to $108 million in 2016. Operating results significantly improved due to increased activity and pricing across the majority of our product service lines, primarily pressure pumping services in North America. International operating results improved slightly as increased pressure pumping services in the Middle East and Latin America were partially offset by reduced completion tool sales in the Eastern Hemisphere.

Drilling and Evaluation
Drilling and Evaluation revenue was $7.5 billion in 2017, an increase of $538 million, or 8%, from 2016. Drilling and Evaluation operating income was $726 million in 2017, a decrease of $75 million, or 9%, compared to 2016. Operating results improved for drilling services in North America as a result of improved pricing, utilization and rig count. These increases were offset by pricing pressure and activity reductions across the majority of our product service lines in the Eastern Hemisphere, particularly drilling and logging services, as well as activity reductions in Venezuela, primarily software sales and testing activity.

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

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.8 billion in 2017, a 7% decline compared to 2016. The decreases were driven by activity reductions and pricing pressure across the region, particularly in Angola and the North Sea, along with reduced completion tool sales and logging services throughout the region.

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

OTHER OPERATING ITEMS

Corporate and other expenses were $330 million in 2017, which included approximately $42 million of one-time charges for litigation settlements, primarily associated with the resolution of an SEC investigation, and executive compensation costs. This compares to corporate and other expenses of $4.3 billion in 2016, which included a $3.5 billion termination fee and other merger-related costs, coupled with $464 million of charges resulting from our reversal of assets held for sale accounting.

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

Other, net was an $99 million loss in 2017, as compared to a $216 million loss in 2016, driven by foreign currency exchange losses in various countries as a result of the strengthening U.S. dollar. During 2017, foreign exchange losses were primarily incurred in Brazil and Nigeria. During 2016, foreign exchange losses were primarily incurred in Egypt, Argentina and Brazil, including a $53 million loss for the devaluation of the Egyptian pound.

Effective tax rate. During 2017, we recorded a total income tax provision of $1.1 billion on pre-tax income of $682 million, resulting in an effective tax rate of 165.8%. This included $770 million of tax expenses associated with our preliminary estimate of the net impact of the United States tax reform enacted in 2017. During 2016, we recorded a total income tax benefit $1.9 billion on pre-tax losses of $7.6 billion, resulting in an effective tax rate of 24.4%. See Note 9 to the consolidated financial statements for significant drivers of these effective tax rates.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:

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

We have operations in more than 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year.

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

Legal, environmental and investigation matters
As discussed in Note 8 of our consolidated financial statements, as of December 31, 2018, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal, environmental and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

Value of long-lived assets, including intangible assets and goodwill
We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill and other intangibles. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We conduct impairment tests on goodwill annually, during the third quarter, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Allowance for bad debts
We evaluate our global accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. This process involves a high degree of judgment and estimation, and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.

During 2017, we significantly increased our allowance for bad debts related to accounts receivable with our primary customer in Venezuela as a result of delayed payments and deteriorating market conditions in Venezuela. At December 31, 2018, our allowance for bad debts totaled $738 million, or 12.8% of notes and accounts receivable before the allowance. At December 31, 2017, our allowance for bad debts totaled $725 million, or 12.8% of notes and accounts receivable before the allowance. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2018 would have resulted in a $58 million adjustment to 2018 total operating costs and expenses. See Note 4 to the consolidated financial statements for further information.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2018, we had no material off balance sheet arrangements, except for operating leases. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of December 31, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. For information on our contractual obligations related to operating leases, see Note 8 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual obligations.”

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our foreign exchange hedges, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2018 would result in a $73 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars. With respect to interest rates sensitivity, after consideration of the impact from our interest rate swap, a hypothetical 100 basis point increase in the LIBOR rate would result in approximately an additional $1 million of interest charges for the year ended December 31, 2018.

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

For further information regarding foreign currency exchange risk, interest rate risk and credit risk, see Note 13 to the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Lance Loeffler
Jeffrey A. Miller	Lance Loeffler
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 13, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company's (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the "consolidated financial statements"), and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Houston, Texas
February 13, 2019

HALLIBURTON COMPANY Consolidated Statements of Operations

	Year Ended December 31
Millions of dollars and shares except per share data	2018	2017	2016
Revenue:
Services	$18,444	$15,408	$11,140
Product sales	5,551	5,212	4,747
Total revenue	23,995	20,620	15,887
Operating costs and expenses:
Cost of services	16,591	14,205	11,249
Cost of sales	4,418	4,138	3,768
Merger-related costs and termination fee	—	—	4,057
Impairments and other charges	265	647	3,357
General and administrative	254	256	226
Total operating costs and expenses	21,528	19,246	22,657
Operating income (loss)	2,467	1,374	(6,770)
Interest expense, net of interest income of $44, $112, and $59	(554)	(593)	(639)
Other, net	(99)	(99)	(216)
Income (loss) from continuing operations before income taxes	1,814	682	(7,625)
Income tax benefit (provision)	(157)	(1,131)	1,858
Income (loss) from continuing operations	1,657	(449)	(5,767)
Loss from discontinued operations, net	—	(19)	(2)
Net income (loss)	$1,657	$(468)	$(5,769)
Net (income) loss attributable to noncontrolling interest	(1)	5	6
Net income (loss) attributable to company	$1,656	$(463)	$(5,763)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$1,656	$(444)	$(5,761)
Loss from discontinued operations, net	—	(19)	(2)
Net income (loss) attributable to company	$1,656	$(463)	$(5,763)
Basic and diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$1.89	$(0.51)	$(6.69)
Loss from discontinued operations, net	—	(0.02)	—
Net income (loss) per share	$1.89	$(0.53)	$(6.69)

Basic weighted average common shares outstanding	875	870	861
Diluted weighted average common shares outstanding	877	870	861
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
Millions of dollars	2018	2017	2016
Net income (loss)	$1,657	$(468)	$(5,769)
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	131	(22)	(92)
Other	(17)	7	1
Other comprehensive income (loss), net of income taxes	114	(15)	(91)
Comprehensive income (loss)	$1,771	$(483)	$(5,860)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	5	6
Comprehensive income (loss) attributable to company shareholders	$1,770	$(478)	$(5,854)
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2018	2017
Assets
Current assets:
Cash and equivalents	$2,008	$2,337
Receivables (net of allowances for bad debts of $738 and $725)	5,234	5,036
Inventories	3,028	2,396
Other current assets	881	1,008
Total current assets	11,151	10,777
Property, plant and equipment (net of accumulated depreciation of $13,182 and $12,249)	8,961	8,521
Goodwill	2,825	2,693
Deferred income taxes	1,384	1,230
Other assets	1,661	1,864
Total assets	$25,982	$25,085
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,018	$2,554
Accrued employee compensation and benefits	714	746
Taxes other than income	248	231
Short-term borrowings and current maturities of long-term debt	36	512
Other current liabilities	786	819
Total current liabilities	4,802	4,862
Long-term debt	10,421	10,430
Employee compensation and benefits	483	609
Other liabilities	732	835
Total liabilities	16,438	16,736
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,069 and 1,069 shares)	2,671	2,673
Paid-in capital in excess of par value	211	207
Accumulated other comprehensive loss	(355)	(469)
Retained earnings	13,739	12,668
Treasury stock, at cost (198 and 196 shares)	(6,744)	(6,757)
Company shareholders’ equity	9,522	8,322
Noncontrolling interest in consolidated subsidiaries	22	27
Total shareholders’ equity	9,544	8,349
Total liabilities and shareholders’ equity	$25,982	$25,085
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Cash Flows

	Year Ended December 31
Millions of dollars	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,657	$(468)	$(5,769)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	1,606	1,556	1,503
Deferred income tax provision (benefit), continuing operations	(267)	734	(1,501)
Impairments and other charges	265	647	3,357
Changes in assets and liabilities:
Inventories	(681)	(29)	552
Accounts payable	483	753	(219)
Receivables	(186)	(1,350)	899
Other	280	625	(525)
Total cash flows provided by (used in) operating activities	3,157	2,468	(1,703)
Cash flows from investing activities:
Capital expenditures	(2,026)	(1,373)	(798)
Sales of investment securities	527	98	96
Purchases of investment securities	(423)	(109)	(92)
Proceeds from sales of property, plant and equipment	218	158	222
Payments to acquire businesses, net of cash acquired	(187)	(628)	(31)
Other investing activities	(102)	(73)	(107)
Total cash flows provided by (used in) investing activities	(1,993)	(1,927)	(710)
Cash flows from financing activities:
Dividends to shareholders	(630)	(626)	(620)
Payments on long-term borrowings	(445)	(1,641)	(3,171)
Stock repurchase program	(400)	—	—
Proceeds from issuance of common stock	195	158	186
Other financing activities	(139)	(52)	65
Total cash flows provided by (used in) financing activities	(1,419)	(2,161)	(3,540)
Effect of exchange rate changes on cash	(74)	(52)	(115)
Decrease in cash and equivalents	(329)	(1,672)	(6,068)
Cash and equivalents at beginning of year	2,337	4,009	10,077
Cash and equivalents at end of year	$2,008	$2,337	$4,009
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$556	$594	$659
Income taxes	$178	$(178)	$(20)
See notes to consolidated financial statements.

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity

	Company Shareholders’ Equity
Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest in Consolidated Subsidiaries	Total
Balance at December 31, 2015	$2,677	$274	$(7,650)	$20,524	$(363)	$33	$15,495
Comprehensive income (loss):
Net loss	—	—	—	(5,763)	—	(6)	(5,769)
Other comprehensive loss	—	—	—	—	(91)	—	(91)
Cash dividends ($0.72 per share)	—	—	—	(620)	—	—	(620)
Stock plans	(3)	(69)	497	—	—	—	425
Other	—	(4)	—	—	—	12	8
Balance at December 31, 2016	$2,674	$201	$(7,153)	$14,141	$(454)	$39	$9,448
Comprehensive income (loss):
Net loss	—	—	—	(463)	—	(5)	(468)
Retained earnings adjustment for new accounting standard	—	—	—	(384)	—	—	(384)
Other comprehensive loss	—	—	—	—	(15)	—	(15)
Cash dividends ($0.72 per share)	—	—	—	(626)	—	—	(626)
Stock plans	(1)	6	396	—	—	—	401
Other	—	—	—	—	—	(7)	(7)
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net income	—	—	—	1,656	—	1	1,657
Other comprehensive income	—	—	—	—	114	—	114
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	4	413	—	—	—	415
Stock repurchase program	—	—	(400)	—	—	—	(400)
Other	—	—	—	45	—	(6)	39
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
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

Revenue recognition
Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard using a modified retrospective basis. The comparative information for the years ended December 31, 2017 and December 31, 2016 has not been adjusted and continues to be reported under the previous revenue standard, the accounting policies for which are discussed below.

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

See Note 3 for changes to these accounting policies for the year ended December 31, 2018 and Note 15 for additional information about the new revenue standard.

Research and development
We maintain an active research and development program. The program improves products, processes and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Research and development costs are expensed as incurred and were $390 million in 2018, $360 million in 2017 and $329 million in 2016.

Cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost represents invoice or production cost for new items and original cost. Production cost includes material, labor and manufacturing overhead. Some domestic manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method. The remaining inventory is recorded on the average cost method. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand and technological developments.

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2016:	$1,679	$735	$2,414
Current year acquisitions	249	36	285
Purchase price adjustments for previous acquisitions	(6)	—	(6)
Balance at December 31, 2017:	$1,922	$771	$2,693
Current year acquisitions	99	6	105
Purchase price adjustments for previous acquisitions	34	(7)	27
Balance at December 31, 2018:	$2,055	$770	$2,825

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2018, 2017 and 2016, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary. For further information on our goodwill impairment assessments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from one year to twenty-eight years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks and customer lists and contracts.

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

Note 2. Business Segment and Geographic Information

We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment. For more information about the product service lines included in each segment, see Part I, Item 1, "Business.” The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. Intersegment revenue and revenue between geographic areas are immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting are included within cost of services and cost of sales on our statements of operations, which is part of operating income of the applicable segment.

Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2018	2017	2016
Revenue:
Completion and Production	$15,973	$13,077	$8,882
Drilling and Evaluation	8,022	7,543	7,005
Total revenue	$23,995	$20,620	$15,887
Operating income (loss):
Completion and Production	$2,278	$1,625	$108
Drilling and Evaluation	745	726	801
Total operations	3,023	2,351	909
Corporate and other (a)	(291)	(330)	(4,322)
Impairments and other charges (b)	(265)	(647)	(3,357)
Total operating income (loss)	$2,467	$1,374	$(6,770)
Interest expense, net of interest income	$(554)	$(593)	$(639)
Other, net	(99)	(99)	(216)
Income (loss) from continuing operations before income taxes	$1,814	$682	$(7,625)
Capital expenditures:
Completion and Production	$1,364	$1,111	$500
Drilling and Evaluation	657	261	297
Corporate and other	5	1	1
Total	$2,026	$1,373	$798
Depreciation, depletion and amortization:
Completion and Production	$1,058	$953	$900
Drilling and Evaluation	512	563	569
Corporate and other	36	40	34
Total	$1,606	$1,556	$1,503

(a) Includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions. Also includes merger-related costs and a termination fee during the year ended December 31, 2016.
(b) Impairments and other charges are as follows:
-For the year ended December 31, 2018, the aggregate charge of $265 million represents a write-down of all of our remaining investment in Venezuela, consisting of receivables, fixed assets, inventory and other assets and liabilities.
-For the year ended December 31, 2017, the aggregate charge of $647 million represents a fair market value adjustment on our existing promissory note with our primary customer in Venezuela and a full reserve against our other accounts receivable with this customer.
-For the year ended December 31, 2016, the aggregate charge of $3.4 billion consisted of fixed asset impairments and write-offs, inventory write-downs, impairments of intangible assets, severance costs, country and facility closures, and other charges related to the energy downturn. This included $2.1 billion attributable to Completion and Production, $1.2 billion attributable to Drilling and Evaluation and $10 million attributable to Corporate and other.

	December 31
Millions of dollars	2018	2017
Total assets:
Completion and Production (a)	$13,231	$12,276
Drilling and Evaluation (a)	8,037	7,837
Corporate and shared assets (b)	4,714	4,972
Total	$25,982	$25,085

(a) Assets associated with specific segments primarily include receivables, inventories, certain identified property, plant and equipment (including field service equipment), equity in and advances to related companies and goodwill.
(b) Corporate and other shared assets primarily include cash and equivalents and deferred tax assets.

Operations by geographic region
The following tables present information by geographic area. In 2018, 2017 and 2016, based on the location of services provided and products sold, 58%, 53% and 41% of our consolidated revenue was from the United States. As of December 31, 2018 and December 31, 2017, 62% and 56% of our property, plant and equipment was located in the United States. No other country accounted for more than 10% of our revenue or property, plant and equipment during the periods presented.

	Year Ended December 31
Millions of dollars	2018	2017	2016
Revenue:
North America	$14,431	$11,564	$6,770
Latin America	2,065	2,116	1,860
Europe/Africa/CIS	2,945	2,781	2,993
Middle East/Asia	4,554	4,159	4,264
Total	$23,995	$20,620	$15,887

	December 31
Millions of dollars	2018	2017
Net property, plant and equipment:
North America	$5,672	$4,922
Latin America	974	945
Europe/Africa/CIS	938	1,098
Middle East/Asia	1,377	1,556
Total	$8,961	$8,521

Note 3. Revenue

Changes in accounting policies
Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method; accordingly, the comparative information for the years ended December 31, 2017 and December 31, 2016 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to our consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018. See Note 15 for additional information about the new accounting standard.

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

We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 days to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. In 2018, 2017 and 2016, based on the location of services provided and products sold, 58%, 53% and 41%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

	Year Ended December 31
Millions of dollars	2018	2017	2016
Revenue by division:
Completion and Production	$15,973	$13,077	$8,882
Drilling and Evaluation	8,022	7,543	7,005
Total revenue	$23,995	$20,620	$15,887
Revenue by geographic region:
North America	$14,431	$11,564	$6,770
Latin America	2,065	2,116	1,860
Europe/Africa/CIS	2,945	2,781	2,993
Middle East/Asia	4,554	4,159	4,264
Total revenue	$23,995	$20,620	$15,887

Contract balances
We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of receivables and deferred revenue. Deferred revenue represents advance consideration received from customers for contracts where revenue is recognized on future performance of service. Deferred revenue, as well as revenue recognized during the period relating to amounts included as deferred revenue at the beginning of the period, was not material to our consolidated financial statements.

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

Note 4. Receivables

As of December 31, 2018, 43% of our net trade receivables were from customers in the United States. As of December 31, 2017, 42% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our net trade receivables at these dates.

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

Venezuela. During the first quarter of 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating the DIPRO foreign exchange rate, which was 10 Bolívares per United States dollar, and that all future currency transactions would be carried out at the DICOM floating rate, which was approximately 50,000 Bolívares per United States dollar at March 31, 2018. Additionally, the U.S. government issued guidance on sanctions against Venezuela during the quarter. These events, combined with continued deteriorating political and economic conditions in Venezuela and ongoing delayed payments on existing accounts receivable with customers in the country, created significant uncertainties regarding the recoverability of our investment. As such, we determined it was appropriate to write down all of our remaining investment in Venezuela during the first quarter of 2018, which resulted in a $312 million charge, net of tax. This consisted of $119 million of allowance for doubtful accounts related to remaining accounts receivable, a $32 million write-off of our promissory note from our primary customer in Venezuela, and write-offs of $48 million of inventory, $53 million of fixed assets and $13 million of other assets and liabilities, all of which were included within "Impairments and other charges" in our consolidated statements of operations, in addition to $47 million of accrued taxes recognized in our tax provision. We have maintained limited operations in Venezuela and have changed our accounting for revenue with all customers in the country to a cash basis, effective April 1, 2018, while carefully managing our exposure.

The following table presents a rollforward of our global allowance for bad debts for 2016, 2017 and 2018.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period
Year ended December 31, 2016	$145	$50	$(20)	$175
Year ended December 31, 2017	175	566	(16)	725
Year ended December 31, 2018	725	57	(44)	738

(a) Represents increases to allowance for bad debts charged to costs and expenses, net of recoveries.
(b) Includes write-offs, balance sheet reclassifications, and other activity.

Note 5. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $186 million at December 31, 2018 and $177 million at December 31, 2017. If the average cost method had been used, total inventories would have been $24 million higher than reported as of December 31, 2018 and $31 million higher as of December 31, 2017. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

	December 31
Millions of dollars	2018	2017
Finished products and parts	$1,947	$1,547
Raw materials and supplies	934	703
Work in process	147	146
Total	$3,028	$2,396

All amounts in the table above are reported net of obsolescence reserves of $219 million at December 31, 2018 and $276 million at December 31, 2017.

Note 6. Property, Plant and Equipment

Property, plant and equipment were composed of the following:

	December 31
Millions of dollars	2018	2017
Land	$252	$248
Buildings and property improvements	3,461	3,460
Machinery, equipment and other	18,430	17,062
Total	22,143	20,770
Less accumulated depreciation	13,182	12,249
Net property, plant and equipment	$8,961	$8,521

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2018	2017
1 - 10 years	11%	11%
11 - 20 years	42%	42%
21 - 30 years	23%	22%
31 - 40 years	25%	25%

	Machinery, Equipment and Other
	2018	2017
1 - 5 years	34%	35%
6 - 10 years	56%	56%
11 - 20 years	10%	9%

Note 7. Debt
Our total debt, including short-term borrowings and current maturities of long-term debt, consisted of the following:

	December 31
Millions of dollars	2018	2017
5.0% senior notes due November 2045	$2,000	$2,000
3.8% senior notes due November 2025	2,000	2,000
3.5% senior notes due August 2023	1,100	1,100
4.85% senior notes due November 2035	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
3.25% senior notes due November 2021	500	500
4.5% senior notes due November 2041	500	500
7.6% senior debentures due August 2096	300	300
8.75% senior debentures due February 2021	185	185
6.75% notes due February 2027	104	104
2.0% senior notes due August 2018	—	400
Other	160	251
Unamortized debt issuance costs and discounts	(92)	(98)
Total	10,457	10,942
Short-term borrowings and current maturities of long-term debt	(36)	(512)
Total long-term debt	$10,421	$10,430

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

During 2018, we repaid $400 million of 2.0% senior notes, which matured in August 2018.

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.0 billion, which expires in July 2020. The facility is for working capital or general corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2018.

Debt maturities
Our long-term debt matures as follows: $34 million in 2019, $27 million in 2020, $696 million in 2021, $12 million in 2022, $1.1 billion in 2023 and the remainder in 2024 and thereafter.

Note 8. Commitments and Contingencies

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

The settlement resolves all pending cases other than Magruder v. Halliburton Co., et. al. (the Magruder case). The allegations in the Magruder case arise out of the same general events described above, but for a later class period, December 8, 2001 to May 28, 2002. There has been limited activity in the Magruder case. In March 2009, our motion to dismiss was granted, with leave to replead. In March 2012, plaintiffs filed an amended complaint and in May 2012, we filed a motion to dismiss. That motion was granted in May 2018, with leave to replead some of the claims. An amended complaint was filed in June 2018 and we filed another motion to dismiss which remains pending. We cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $42 million as of December 31, 2018 and $48 million as of December 31, 2017. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for eight federal and state Superfund sites for which we have established reserves. As of December 31, 2018, those eight sites accounted for approximately $9 million of our $42 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2018. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Leases
We are party to numerous operating leases, primarily related to real estate, transportation and equipment. Total rentals on our operating leases, net of sublease rentals, were $680 million in 2018, $574 million in 2017 and $587 million in 2016.

Future total rentals on our noncancellable operating leases are $975 million in the aggregate, which includes the following: $275 million in 2019; $146 million in 2020; $122 million in 2021; $100 million in 2022; $78 million in 2023; and $254 million thereafter.

Note 9. Income Taxes

The components of the benefit (provision) for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2018	2017	2016
Current income taxes:
Federal	$19	$40	$737
Foreign	(428)	(423)	(415)
State	(15)	(14)	35
Total current	(424)	(397)	357
Deferred income taxes:
Federal	286	(678)	1,343
Foreign	9	(31)	77
State	(28)	(25)	81
Total deferred	267	(734)	1,501
Income tax benefit (provision)	$(157)	$(1,131)	$1,858

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2018	2017	2016
United States	$1,097	$694	$(6,636)
Foreign	717	(12)	(989)
Total	$1,814	$682	$(7,625)

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2018	2017	2016
United States statutory rate	21.0%	35.0%	35.0%
Valuation allowance against tax assets	(16.2)	(6.2)	(2.1)
Venezuela adjustment	5.7	36.6	—
Impact of foreign income taxed at different rates	(3.0)	(18.3)	(3.2)
Impact of U.S. tax reform	(2.6)	113.0	—
Adjustments of prior year taxes	2.0	(2.3)	0.2
State income taxes	1.9	1.7	1.0
Undistributed foreign earnings	—	3.8	(5.1)
Domestic manufacturing deduction	—	—	(1.3)
Non-deductible acquisition costs	—	—	0.6
Other items, net	(0.1)	2.5	(0.7)
Total effective tax rate on continuing operations	8.7%	165.8%	24.4%

Our effective tax rate on continuing operations was 8.7% for 2018, 165.8% for 2017 and 24.4% for 2016. For the year ended December 31, 2018, we had the following significant items impacting our effective tax rate:

–	during the fourth quarter of 2018, we recognized the impact of a strategic change in the Company’s corporate structure, which resulted in a net tax benefit of $306 million;

–
we wrote down all of our remaining investment in Venezuela during the first quarter of 2018. As a result, we recognized a pre-tax charge of $265 million, which was not tax-deductible, coupled with $47 million of additional accrued local Venezuela taxes in our tax provision. See Note 4 to the consolidated financial statements for further information;

–
we completed our analysis in the fourth quarter of 2018 on the impact of the United States tax reform enacted in 2017 and made an adjustment to the provisional estimate we previously recorded. As a result, we recognized $47 million of additional tax benefits, primarily related to the remeasurement of deferred taxes and an adjustment to mandatory deemed repatriation; and

–	we recognized income in our foreign operations in which the corresponding tax expenses are applied at lower statutory rates in certain jurisdictions.

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2018	2017
Gross deferred tax assets:
Net operating loss carryforwards	$1,466	$1,370
Foreign tax credit carryforwards	728	828
Employee compensation and benefits	242	263
Accrued liabilities	101	97
Other	404	416
Total gross deferred tax assets	2,941	2,974
Gross deferred tax liabilities:
Depreciation and amortization	635	315
Undistributed foreign earnings	2	242
Other	64	56
Total gross deferred tax liabilities	701	613
Valuation allowances	913	1,173
Net deferred income tax asset	$1,327	$1,188

At December 31, 2018, we had $1.5 billion of domestic and foreign tax-effected net operating loss carryforwards. The ultimate realization of these deferred tax assets depends on the ability to generate sufficient taxable income in the appropriate taxing jurisdiction. $168 million of the net operating loss carryforwards will expire after taxable years ended from 2019 through 2023, $180 million will expire after taxable years ended from 2024 through 2028, and $786 million will expire after taxable years ended from 2029 through 2039. The remaining balance will not expire. Additionally, we had $805 million of foreign tax credit carryforwards that will expire from 2024 through 2028, which are offset by foreign branch deferred activity reflected in the above table, along with $138 million of research and development tax credit carryforwards that will expire from 2029 through 2039.

In accordance with the Tax Cuts and Jobs Act of 2017, a company’s foreign earnings accumulated under the legacy tax laws are deemed to be repatriated into the United States. We have provided federal and state income tax related to this deemed repatriation. We have not provided incremental United States income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries as of December 31, 2018. The Company generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2016	$322		$47
Change in prior year tax positions	44		20
Change in current year tax positions	129		3
Cash settlements with taxing authorities	(62)		(8)
Lapse of statute of limitations	(6)		(1)
Balance at December 31, 2016	$427		$61
Change in prior year tax positions	(108)		—
Change in current year tax positions	24		2
Cash settlements with taxing authorities	(6)		—
Lapse of statute of limitations	(4)		(3)
Balance at December 31, 2017	$333	(a)	$60
Change in prior year tax positions	32		11
Change in current year tax positions	63		—
Cash settlements with taxing authorities	(7)		(2)
Lapse of statute of limitations	(4)		(2)
Balance at December 31, 2018	$417	(a)(b)	$67

(a)
Includes $18 million as of December 31, 2018 and $9 million as of December 31, 2017 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2018 and December 31, 2017, approximately $399 million and $319 million, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $21 million that could be resolved within the next 12 months.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. In most cases, we are no longer subject to state, local, or non-United States income tax examination by tax authorities for years before 2009. Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. Currently, our United States federal tax filings for the tax years 2014 through 2015 are under review by the Internal Revenue Service, and the appeal process is closed and final resolution has been achieved for the tax years 2010 through 2013.

Note 10. Shareholders’ Equity

Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2018	2017
Issued	1,069	1,069
In treasury	(198)	(196)
Total shares of common stock outstanding	871	873

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. During the year ended December 31, 2018 we repurchased approximately 10.5 million shares of our common stock for a total cost of $400 million. There were no repurchases made under the program during the year ended December 31, 2017. Approximately $5.3 billion remained authorized for repurchases as of December 31, 2018. From the inception of this program in February 2006 through December 31, 2018, we repurchased approximately 212 million shares of our common stock for a total cost of approximately $8.8 billion.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2018, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2018	2017
Defined benefit and other postretirement liability adjustments (a)	$(203)	$(334)
Cumulative translation adjustment	(82)	(80)
Other	(70)	(55)
Total accumulated other comprehensive loss	$(355)	$(469)
(a) Included net actuarial losses for our international pension plans of $184 million at December 31, 2018 and $295 million at December 31, 2017.

Note 11. Stock-based Compensation

The following table summarizes stock-based compensation costs for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31
Millions of dollars	2018	2017	2016
Stock-based compensation cost	$274	$290	$262
Tax benefit	(51)	(64)	(77)
Stock-based compensation cost, net of tax	$223	$226	$185

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:

-	stock options, including incentive stock options and nonqualified stock options;

-	restricted stock awards;

-	restricted stock unit awards;

-	stock appreciation rights; and

-	stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 206 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2018, approximately 11 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our Employee Stock Purchase Plan (ESPP).

Each of the active stock-based compensation arrangements is discussed below.

Stock options
The majority of our options are generally issued during the second quarter of the year. All stock options under the Stock Plan are granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire 10 years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period.

The following table represents our stock options activity during 2018.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	20.9	$44.92
Granted	3.0	46.39
Exercised	(2.2)	40.34
Forfeited/expired	(0.7)	49.44
Outstanding at December 31, 2018	21.0	$45.44	6.1	$2
Exercisable at December 31, 2018	15.6	$45.28	5.1	$2

The total intrinsic value of options exercised was $25 million in 2018, $21 million in 2017 and $25 million in 2016. As of December 31, 2018, there was $41 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Cash received from issuance of common stock was $195 million during 2018, $158 million during 2017 and $186 million during 2016, of which $88 million, $53 million and $80 million related to proceeds from exercises of stock options in 2018, 2017 and 2016, respectively. The remainder relates to cash proceeds from the issuance of shares related to our employee stock purchase plan.

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

	Year Ended December 31
	2018	2017	2016
Expected term (in years)	5.27	5.24	5.21
Expected volatility	28%	32%	37%
Expected dividend yield	1.37 - 2.29%	1.28 - 1.72%	1.35 - 2.46%
Risk-free interest rate	2.27 - 2.84%	1.79 - 2.14%	1.13 - 1.84%
Weighted average grant-date fair value per share	$11.56	$13.11	$12.33

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

The following table represents our restricted stock awards and restricted stock units granted, vested and forfeited during 2018.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2018	15.1	$45.42
Granted	4.9	47.43
Vested	(4.8)	45.24
Forfeited	(0.8)	46.62
Nonvested shares at December 31, 2018	14.4	$46.01

The weighted average grant-date fair value of shares granted was $47.43 during 2018, $45.99 during 2017 and $42.87 during 2016. The total fair value of shares vested was $219 million during 2018, $204 million during 2017, and $223 million during 2016. As of December 31, 2018, there was $433 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1 and October 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 74 million shares of common stock have been reserved for issuance. The stock to be offered may be authorized but unissued common shares or treasury shares. As of December 31, 2018, 49 million shares have been sold through the ESPP since the inception of the plan and 25 million shares are available for future issuance.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2018	2017	2016
Expected volatility	25%	29%	36%
Expected dividend yield	1.62%	1.51%	1.87%
Risk-free interest rate	1.92%	0.86%	0.25%
Weighted average grant-date fair value per share	$8.86	$9.95	$8.61

Note 12. Income per Share

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2018	2017	2016
Basic weighted average common shares outstanding	875	870	861
Dilutive effect of awards granted under our stock incentive plans	2	—	—
Diluted weighted average common shares outstanding	877	870	861
Antidilutive shares:
Options with exercise price greater than the average market price	14	6	11
Options which are antidilutive due to net loss position	—	2	1
Total antidilutive shares	14	8	12

Note 13. Financial Instruments and Risk Management

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long term debt, is as follows:

	December 31, 2018				December 31, 2017
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,726	$4,150	$10,876	$10,457	$3,285	$9,172	$12,457	$10,942

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options and interest rate swaps was not material as of December 31, 2018 or December 31, 2017. The counterparties to our derivatives are primarily global commercial and investment banks.

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

The notional amounts of open foreign exchange derivatives were $591 million at December 31, 2018 and $633 million at December 31, 2017. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2018 and December 31, 2017 is included in “Other current assets” in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our existing long-term debt. Our short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $10.4 billion at both December 31, 2018 and December 31, 2017. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

As of December 31, 2018, we had an interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of this interest rate swap as of December 31, 2018 and December 31, 2017 is included in “Other assets” in our consolidated balance sheets and was immaterial. The fair value of this interest rate swap is categorized within level 2 on the fair value hierarchy and was determined using a market approach with inputs, such as the notional amount, LIBOR rate spread and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2018, 43% of our net trade receivables were from customers in the United States. As of December 31, 2017, 42% of our net trade receivables were from customers in the United States. We maintain an allowance for bad debts based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 4 for further information.

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

Note 14. Retirement Plans

Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans and other postretirement plans:

-
our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for continuing operations totaled $193 million in 2018, $173 million in 2017 and $111 million in 2016. The increase in 2018 resulted from an increase in the domestic and international workforce.

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

Funded status
For our international pension plans, at December 31, 2018, the projected benefit obligation was $951 million and the fair value of plan assets was $832 million, which resulted in an unfunded obligation of $119 million. At December 31, 2017, the projected benefit obligation was $1.2 billion and the fair value of plan assets was $940 million, which resulted in an unfunded obligation of $280 million. The accumulated benefit obligation for our international plans was $878 million at December 31, 2018 and $1.2 billion at December 31, 2017.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2018	2017
Amounts recognized on the Consolidated Balance Sheets
Other Assets	$39	$2
Accrued employee compensation and benefits	8	15
Employee compensation and benefits	150	267
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation (a)	$176	$1,202
Fair value of plan assets	18	920
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation (a)	$105	$1,139
Fair value of plan assets	18	920

(a) Our United Kingdom pension plan was underfunded as of December 31, 2017 and overfunded as of December 31, 2018. As such, the fair value of plan assets and projected and accumulated benefit obligation related to this plan are no longer captured in this table at December 31, 2018.

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

The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Total
Cash and equivalents	$—	$12	$—	$12
Common/collective trust funds (a)
Equity funds (b)	—	137	—	137
Bond funds (c)	—	302	21	323
Alternatives funds (d)	—	209	—	209
Real estate funds (e)	—	81	28	109
Other assets	6	21	15	42
Fair value of plan assets at December 31, 2018	$6	$762	$64	$832
Cash and equivalents	$—	$11	$—	$11
Common/collective trust funds (a)
Equity funds (b)	—	204	—	204
Bond funds (c)	—	323	46	369
Alternatives fund (d)	—	184	—	184
Real estate funds (e)	—	98	28	126
Other assets	7	22	17	46
Fair value of plan assets at December 31, 2017	$7	$842	$91	$940

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

Our investment strategy varies by country depending on the circumstances of the underlying plan. Risk management practices include diversification by issuer, industry and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 80% of our international pension plans’ projected benefit obligation at December 31, 2018 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the maturities of the obligation.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $32 million in 2018, $30 million in 2017 and $30 million in 2016. Included in net periodic benefit cost were $8 million in 2018 and $13 million in 2017 of net curtailment and settlement cost arising from reductions in workforce and an increase in lump sum payments made during these years.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2018	2017
Discount rate	3.3%	2.8%
Rate of compensation increase	5.8%	5.5%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2018	2017	2016
Discount rate	2.8%	2.9%	4.2%
Expected long-term return on plan assets	4.1%	4.2%	5.3%
Rate of compensation increase	5.5%	4.8%	5.4%

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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $16 million to our international pension plans in 2019.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $57 million in 2019, $55 million in 2020, $59 million in 2021, $64 million in 2022, $66 million in 2023 and $386 million in years 2024 through 2028.

Note 15. New Accounting Pronouncements

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

We adopted the new revenue recognition standard using a modified retrospective basis and applied the guidance to all contracts that were not completed as of January 1, 2018. This resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018. The comparative financial information has not been restated and continues to be reported under the revenue accounting standards in effect during those periods. The adoption of this standard did not have a material impact to our consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018. See Note 3 for our expanded revenue disclosures required by the new standard.

Standards not yet adopted

Leases
In February 2016, the FASB issued an accounting standards update related to accounting for leases, which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. Currently, only capital leases are recorded on the balance sheet. This update will require lessees to recognize a lease liability equal to the present value of its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight-line basis over the lease term. Leases with a term of longer than 12 months will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard effective January 1, 2019 and intend to elect the modified retrospective transition method. As such, the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We also intend to elect other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. We expect that the adoption of this standard will result in a range of approximately $1.0 billion to $1.2 billion of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities.

HALLIBURTON COMPANY Selected Financial Data (Unaudited)

	Year ended December 31
Millions of dollars except per share	2018	2017	2016	2015	2014
Revenue	$23,995	$20,620	$15,887	$23,633	$32,870
Operating income (loss)	2,467	1,374	(6,770)	(165)	5,097
Income (loss) from continuing operations	1,657	(449)	(5,767)	(662)	3,437
Basic income (loss) per share from continuing operations	1.89	(0.51)	(6.69)	(0.78)	4.05
Diluted income (loss) per share from continuing operations	1.89	(0.51)	(6.69)	(0.78)	4.03
Cash dividends per share	0.72	0.72	0.72	0.72	0.63
Net working capital	6,349	5,915	7,654	14,733	8,781
Total assets	25,982	25,085	27,000	36,942	32,165
Long-term debt	10,421	10,430	12,214	14,687	7,765
Total debt	10,457	10,942	12,384	15,429	7,915
Total shareholders’ equity	9,544	8,349	9,448	15,495	16,298
Capital expenditures	2,026	1,373	798	2,184	3,283

HALLIBURTON COMPANY Quarterly Financial Data (Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2018
Revenue	$5,740	$6,147	$6,172	$5,936	$23,995
Operating income	354	789	716	608	2,467
Net income	47	508	434	668	1,657
Net income from continuing operations attributable to company	46	511	435	664	1,656
Basic and diluted net income from continuing operations attributable to company per share	0.05	0.58	0.50	0.76	1.89
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
2017
Revenue	$4,279	$4,957	$5,444	$5,940	$20,620
Operating income	203	146	642	383	1,374
Net income (loss)	(32)	28	361	(825)	(468)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	(32)	28	365	(805)	(444)
Loss from discontinued operations	—	—	—	(19)	(19)
Net income (loss) attributable to company	(32)	28	365	(824)	(463)
Basic and diluted per share attributable to company shareholders:
Income (loss) from continuing operations	(0.04)	0.03	0.42	(0.92)	(0.51)
Loss from discontinued operations	—	—	—	(0.02)	(0.02)
Net income (loss)	(0.04)	0.03	0.42	(0.94)	(0.53)
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
Note: Results for the first quarter of 2018 include charges related to the write-down of our remaining investment in Venezuela. See Note 4 for further information. Results for the fourth quarter of 2017 include charges for U.S. tax reform and Venezuela receivables.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on pages 5 through 6 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2018,” “Outstanding Equity Awards at Fiscal Year End 2018,” “2018 Option Exercises and Stock Vested,” “2018 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2019 Annual Meeting of Stockholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15. Exhibits.

1.	Financial Statements:

The reports of the Independent Registered Public Accounting Firm and the financial statements of Halliburton Company as required by Part II, Item 8, are included on pages 34 through 35 and pages 36 through 60 of this annual report. See index on page (i).

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

	4.24	Form of Global Note for Halliburton’s 3.50% Senior Notes due 2023 (included as part of Exhibit 4.23).

	4.25	Form of Global Note for Halliburton’s 4.75% Senior Notes due 2043 (included as part of Exhibit 4.23).

4.26
Eighth Supplemental Indenture, dated as of November 13, 2015, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 13, 2015, File No. 001-03492).

	4.27	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.27).

	4.28	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.27).

	4.29	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.27).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 8-K filed September 21, 2009, File No. 001-03492).

†	10.29	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.30
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

†	10.33	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed December 12, 2017, File No. 001-03492).

†	10.34	Executive Agreement (Anne Lyn Beaty) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q filed April 28, 2017, File No. 001-03492).

†	10.35	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.36
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 8, 2017 (incorporated by reference to Appendix B of Halliburton's proxy statement filed April 7, 2017, File No. 001-03492).

†	10.37	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 10.1 of Halliburton's Form 10-Q filed July 27, 2018, File No. 001-03492)

†	10.38	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 10.2 of Halliburton's Form 10-Q filed July 27, 2018, File No. 001-03492).

†	10.39	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 10.3 of Halliburton's Form 10-Q filed July 27, 2018, File No. 001-03492).

†	10.40	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 10.4 of Halliburton's Form 10-Q filed July 27, 2018, File No. 001-03492).

†	10.41	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 10.5 of Halliburton's Form 10-Q filed July 27, 2018, File No. 001-03492).

†	10.42	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K filed February 2, 2018, File No. 001-03492).

†	10.43	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K filed February 2, 2018, File No. 001-03492).

†	10.44	Executive Agreement (Robb L. Voyles) (incorporated by reference as Exhibit 10.48 of Halliburton's Form 10-K filed February 2, 2018, File No. 001-03492).

†	10.45	Executive Agreement (Lance Loeffler) (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 8-K filed December 11, 2018, File No. 001-03492).

*†	10.46	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*†	10.47	Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan as Amended and Restated effective as of May 16, 2012.

*†	10.48	Executive Agreement (Mark J. Richard).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2019:

		Abdulaziz F. Al Khayyal
		William E. Albrecht
		Alan M. Bennett
		James R. Boyd
		Milton Carroll
		Nance K. Dicciani
		Murry S. Gerber
		Robert A. Malone

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 13th day of February, 2019.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 13th day of February, 2019.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Lance Loeffler	Executive Vice President and
Lance Loeffler	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Vice President and
Charles E. Geer, Jr.	Corporate Controller

Signature	Title

* Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

* William E. Albrecht	Director
William E. Albrecht

* Alan M. Bennett	Director
Alan M. Bennett

* James R. Boyd	Director
James R. Boyd

* Milton Carroll	Director
Milton Carroll

* Nance K. Dicciani	Director
Nance K. Dicciani

* Murry S. Gerber	Director
Murry S. Gerber

* Robert A. Malone	Director
Robert A. Malone

/s/ Robb L. Voyles
*By Robb L. Voyles, Attorney-in-fact