Form 10-Q
period 2019-03-31
HALLIBURTON CO
filed 2019-04-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

As of April 19, 2019, there were 873,978,485 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2019	2018
Revenue:
Services	$4,352	$4,388
Product sales	1,385	1,352
Total revenue	5,737	5,740
Operating costs and expenses:
Cost of services	4,156	4,007
Cost of sales	1,096	1,056
Impairments and other charges	61	265
General and administrative	59	58
Total operating costs and expenses	5,372	5,386
Operating income	365	354
Interest expense, net of interest income of $8 and $10	(143)	(140)
Other, net	(30)	(25)
Income from continuing operations before income taxes	192	189
Income tax provision	(40)	(142)
Net income	$152	$47
Net income attributable to noncontrolling interest	—	(1)
Net income attributable to company	$152	$46

Basic and diluted net income per share	$0.17	$0.05
Basic weighted average common shares outstanding	873	875
Diluted weighted average common shares outstanding	873	878
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2019	2018
Net income	$152	$47
Other comprehensive income (loss), net of income taxes	1	(2)
Comprehensive income	$153	$45
Comprehensive income attributable to noncontrolling interest	—	(1)
Comprehensive income attributable to company shareholders	$153	$44
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$1,380	$2,008
Receivables (net of allowances for bad debts of $746 and $738)	5,622	5,234
Inventories	3,264	3,028
Other current assets	922	881
Total current assets	11,188	11,151
Property, plant and equipment (net of accumulated depreciation of $13,311 and $13,182)	8,853	8,873
Goodwill	2,824	2,825
Deferred income taxes	1,348	1,384
Operating lease right-of-use assets	1,019	—
Other assets	1,757	1,749
Total assets	$26,989	$25,982
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,080	$3,018
Accrued employee compensation and benefits	683	714
Current portion of operating lease liabilities	255	—
Other current liabilities	1,029	1,070
Total current liabilities	5,047	4,802
Long-term debt	10,307	10,312
Operating lease liabilities	758	—
Employee compensation and benefits	454	483
Other liabilities	798	841
Total liabilities	17,364	16,438
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,068 and 1,069 shares)	2,671	2,671
Paid-in capital in excess of par value	224	211
Accumulated other comprehensive loss	(354)	(355)
Retained earnings	13,734	13,739
Treasury stock, at cost (196 and 198 shares)	(6,670)	(6,744)
Company shareholders’ equity	9,605	9,522
Noncontrolling interest in consolidated subsidiaries	20	22
Total shareholders’ equity	9,625	9,544
Total liabilities and shareholders’ equity	$26,989	$25,982
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$152	$47
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	416	394
Impairments and other charges	61	265
Changes in assets and liabilities:
Receivables	(339)	(245)
Inventories	(236)	(119)
Accounts payable	60	276
Other	(158)	(46)
Total cash flows provided by (used in) operating activities	(44)	572
Cash flows from investing activities:
Capital expenditures	(437)	(501)
Proceeds from sales of property, plant and equipment	43	47
Other investing activities	(17)	80
Total cash flows used in investing activities	(411)	(374)
Cash flows from financing activities:
Dividends to shareholders	(157)	(158)
Other financing activities	2	(21)
Total cash flows used in financing activities	(155)	(179)
Effect of exchange rate changes on cash	(18)	(24)
Decrease in cash and equivalents	(628)	(5)
Cash and equivalents at beginning of period	2,008	2,337
Cash and equivalents at end of period	$1,380	$2,332
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$128	$144
Income taxes	$81	$85
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2018 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2019 and the results of our operations and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature.

In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. In conjunction with our adoption of the new lease accounting standard, capital leases, which are now referred to as finance leases, have been reclassified on our balance sheet as of December 31, 2018. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. See Note 5 and Note 12 for further information on the new lease standard.

The results of our operations for the three months ended March 31, 2019 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

During the first quarter of 2019, we recorded $61 million in pre-tax charges, primarily related to an impairment of legacy sand delivery equipment. These charges are reflected as impairments and other charges in our condensed consolidated statements of operations for the three months ended March 31, 2019.

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

The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2019	2018
Revenue:
Completion and Production	$3,662	$3,807
Drilling and Evaluation	2,075	1,933
Total revenue	$5,737	$5,740
Operating income:
Completion and Production	$368	$500
Drilling and Evaluation	123	188
Total operations	491	688
Corporate and other (a)	(65)	(69)
Impairments and other charges (b)	(61)	(265)
Total operating income	$365	$354
Interest expense, net of interest income	(143)	(140)
Other, net	(30)	(25)
Income from continuing operations before income taxes	$192	$189

(a) Corporate and other includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives.
(b) During the three months ended March 31, 2019, we recorded $61 million of impairments and other charges, primarily relating to an impairment of fixed assets. See Note 2 for further information. During the three months ended March 31, 2018, we recognized a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela.

Receivables
As of both March 31, 2019 and December 31, 2018, 43% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

Note 4. Revenue

Revenue is recognized based on the transfer of control or our customer’s ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment, which includes identifying performance obligations in the contract, determining whether promised services can be distinguished in the context of the contract, and estimating the amount of variable consideration to include in the transaction price. We also assess our customer’s ability and intention to pay, which is based on a variety of factors, including our customer’s historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 55% and 58% of our consolidated revenue was from the United States for the three months ended March 31, 2019 and 2018, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended March 31
Revenue by segment:	2019	2018
Completion and Production	$3,662	$3,807
Drilling and Evaluation	2,075	1,933
Total revenue	$5,737	$5,740
Revenue by geographic region:
North America	$3,275	$3,517
Latin America	587	457
Europe/Africa/CIS	748	716
Middle East/Asia	1,127	1,050
Total revenue	$5,737	$5,740

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

Note 5. Leases

We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three months ending March 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet as of January 1, 2019. The adoption of this standard did not materially impact our condensed consolidated results of operations for the three months ended March 31, 2019. See Note 12 for additional information about the new accounting standard.

Beginning January 1, 2019, for all leases with a term in excess of 12 months, we recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

We are a lessee for numerous operating leases, primarily related to real estate, transportation and equipment. The vast majority of our operating leases have remaining lease terms of 10 years or less, some of which include options to extend the leases, and some of which include options to terminate the leases. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of our leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options. We also have some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For certain equipment leases, such as offshore vessels and drilling rigs, we account for the lease and non-lease components separately.

The following tables illustrate the financial impact of our leases as of and for the three months ended March 31, 2019, along with other supplemental information about our existing leases:

Millions of dollars	Three Months Ended March 31, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$5
Interest on lease liabilities	15
Operating lease cost	96
Short-term lease cost	6
Sublease income	(1)
Total lease cost	$121

Millions of dollars	As of March 31, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$1,019
Current portion of operating lease liabilities	255
Operating lease liabilities (non-current)	758
Finance leases:
Other assets (non-current)	$142
Other current liabilities	12
Other liabilities (non-current)	139

Millions of dollars except years and percentages	Three Months Ended March 31, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88
Operating cash flows from finance leases	15
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1,098
Finance leases	58
Weighted-average remaining lease term:
Operating leases	9.2 years
Finance leases	6.1 years
Weighted-average discount rate for operating leases	4.7%
(a) Represents operating lease right-of-use assets exchanged for lease obligations upon implementation of the new lease accounting standard on January 1, 2019.

The following table summarizes the maturity of our operating and finance leases as of March 31, 2019:

Millions of dollars	Operating Leases	Finance Leases
2019	$238	$48
2020	191	66
2021	147	65
2022	122	65
2023	97	65
Thereafter	507	151
Total lease payments	1,302	460
Less imputed interest	(289)	(309)
Total	$1,013	$151

As of December 31, 2018, future total rentals on our noncancellable operating leases were $975 million in the aggregate, which consisted of the following: $275 million in 2019; $146 million in 2020; $122 million in 2021; $100 million in 2022; $78 million in 2023; and $254 million thereafter.

Note 6. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $189 million as of March 31, 2019 and $186 million as of December 31, 2018. If the average cost method had been used, total inventories would have been $24 million higher than reported as of March 31, 2019 and December 31, 2018. The cost of the remaining inventory was recorded using the average cost method. Inventories consisted of the following:

Millions of dollars	March 31, 2019	December 31, 2018
Finished products and parts	$2,063	$1,947
Raw materials and supplies	1,047	934
Work in process	154	147
Total	$3,264	$3,028

All amounts in the table above are reported net of obsolescence reserves of $207 million as of March 31, 2019 and $219 million as of December 31, 2018.

Note 7. Revolving Credit Facility

On March 5, 2019, we entered into a new $3.5 billion five-year revolving credit facility which replaced our $3.0 billion revolving credit facility established in July 2015. The revolving credit facility is for general working capital purposes and expires on March 5, 2024. The full amount of the revolving credit facility was available as of March 31, 2019.

Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2019 and March 31, 2018, respectively:

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net Income	—	—	—	46	—	1	47
Other comprehensive income	—	—	—	—	(2)	—	(2)
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	(1)	15	113	—	—	—	127
Other	—	—	—	30	—	(2)	28
Balance at March 31, 2018	$2,672	$222	$(6,644)	$12,586	$(471)	$26	$8,391

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2019	December 31, 2018
Defined benefit and other postretirement liability adjustments	$(203)	$(203)
Cumulative translation adjustments	(82)	(82)
Other	(69)	(70)
Total accumulated other comprehensive loss	$(354)	$(355)

Note 9. Commitments and Contingencies

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

The above settlement resolved all pending cases other than Magruder v. Halliburton Co., et. al. (the Magruder case). The allegations in the Magruder case arise out of the same general events described above, but for a later class period, December 8, 2001 to May 28, 2002. Several dismissal motions have been filed in the Magruder case. On March 12, 2019, the case was dismissed with prejudice. The Magruder plaintiff did not appeal and the matter has been concluded.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $49 million as of March 31, 2019 and $42 million as of December 31, 2018. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for six federal and state Superfund sites for which we have established reserves. As of March 31, 2019, those six sites accounted for approximately $14 million of our $49 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

Note 10. Income per Share

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2019	2018
Basic weighted average common shares outstanding	873	875
Dilutive effect of awards granted under our stock incentive plans	—	3
Diluted weighted average common shares outstanding	873	878

Antidilutive shares:
Options with exercise price greater than the average market price	20	7
Total antidilutive shares	20	7

Note 11. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	March 31, 2019				December 31, 2018
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$8,769	$2,621	$11,390	$10,332	$6,726	$4,041	$10,767	$10,348

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Differences between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when third party market transactions on our debt are executed. We have no debt categorized within level 3 on the fair value hierarchy.

Note 12. New Accounting Pronouncements

Leases
Effective January 1, 2019, we adopted an accounting standard update issued by the Financial Accounting Standards Board (FASB) related to accounting for leases, which requires lessees to record assets and liabilities that arise for all leases on their balance sheet and expanded financial statement disclosures for both lessees and lessors. Previously, only capital leases were recorded on the balance sheet. This update requires lessees to recognize a lease liability equal to the present value of its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight-line basis over the lease term. Leases with a term of longer than 12 months will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted this standard using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. We also elected other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our balance sheet as of January 1, 2019. Additionally, capital leases have been reclassified on our condensed consolidated balance sheet as of December 31, 2018 to conform to current period presentation. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. The adoption of this standard did not materially impact our condensed consolidated statements of operations for the three months ended March 31, 2019. See Note 5 for our expanded lease disclosures required by the new standard.

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are located in the United States, Canada, Malaysia, Singapore and the United Kingdom. With approximately 60,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas and Dubai, United Arab Emirates.

Financial results
Commodity prices have improved since the beginning of the year, driven by tightening oil supplies and stable demand, and our customers' budgets have been refreshed, which has led to activity improvements for our services during the first quarter of 2019. However, we experienced pricing headwinds throughout the first quarter in North America, and some pricing pressure internationally, leading to mixed operating results for the Company. We generated total company revenue of $5.7 billion during the first quarter of 2019, essentially flat compared to the first quarter of 2018. Total company operating income was $365 million during the first quarter of 2019, a 3% improvement compared to operating income of $354 million in the first quarter of 2018. These operating results included $61 million and $265 million of impairments and other charges during the first quarters of 2019 and 2018, respectively. Our Completion and Production segment revenue decreased 4% from the first quarter of 2018, driven by lower pricing for stimulation services in North America, while our Drilling and Evaluation segment revenue increased 7% from the first quarter of 2018, with activity improvements across all geographic regions.

Our North America revenue decreased 7% in the first quarter of 2019, as compared to the first quarter of 2018, primarily driven by lower pricing for stimulation services in U.S. land. While we incurred significant pricing headwinds throughout the first quarter, we believe the worst of the recent pricing deterioration is behind us. We did, however, experience higher pressure pumping and artificial lift activity in the first quarter of 2019 compared to the first quarter of 2018, as the average United States land rig count grew 7%.

Revenue in our international markets increased 11% in the first quarter of 2019, as compared to the first quarter of 2018, outperforming a 6% increase in the international rig count. This increase resulted primarily from improved stimulation and fluids activity in Latin America, coupled with higher completion tool sales in Middle East/Asia and improved logging activity in Europe/Africa/CIS. We are seeing evidence of a broad-based recovery across all regions, and we expect continued international revenue growth in 2019. Over the last several years, we continued to gain share in key international markets, providing us with a strong base to capitalize on the anticipated recovery.

Business outlook
We believe supply and demand fundamentals for oilfield services support a theme of multi-year industry growth. Our industry is going through a transformation brought on by the shale revolution and the recent down-cycle. The industry has removed substantial costs from the system and introduced significant efficiencies. Many of our customers in North America appear to have shifted their strategy from production growth to operating within cash flow and generating returns.

In North America, our customers have established their 2019 budgets, activity is improving, and we believe the worst of the recent pricing deterioration is behind us. We work closely with a diverse portfolio of customers who have diverging agendas such as production targets and returns objectives. Given our presence in all basins and exposure to all customer groups, we have the ability to focus on several options to drive a better outcome for our business, including utilization, cost savings and operational efficiency. Building off the momentum we saw towards the end of the first quarter, we believe demand for our services will progress modestly for the remainder of the year.

Overall, we believe the industry's focus on cash flow and returns should lead to stable growth over a longer period of time, which would benefit our business. It allows us to focus on leveraging our supply chain and logistics infrastructure, capture efficiencies around our repair and maintenance programs and implement technologies at scale to reduce cost and increase production, and therefore be more efficient with our investments while generating strong cash flow. As the North America land market rebalances over the next few quarters, we will continue to manage our costs and operating efficiencies in the short-term and believe we are well-positioned for long-term success.

Internationally, while the recovery was initially led by the national oil companies and focused on mature fields, the offshore markets are now entering into recovery mode as project economics are improving. International offshore spending is projected to increase in 2019, and the international offshore rig count is already experiencing growth to support this projection. We expect Latin America activity to improve this year, and this region has long-term growth potential. Activity improvements are also expected in the Middle East following rig additions, with pricing pressure expected to continue. We also expect continued activity growth in Asia Pacific and Africa with modest pricing improvements in these areas. As capacity tightens internationally and the pipeline of projects progressively expands, we expect to continue demonstrating rational, returns-driven growth in the international markets. The pricing discussions with our customers in some markets have become more constructive, and we expect this momentum to build going into 2020. We believe we are well-positioned for the anticipated recovery, and we expect to benefit from responsible capital stewardship, prioritizing capital efficiency, investing in the technologies that deliver differentiation and returns and generating strong cash flow.

During the first quarter of 2019, our capital expenditures were approximately $437 million, a decrease of 13% from the first quarter of 2018. These capital expenditures were predominantly in our Production Enhancement, Sperry Drilling, Wireline and Perforating, Production Solutions, and Artificial Lift product service lines. We expect our full year 2019 capital expenditures will be $1.6 billion, a 20% decrease from 2018, as we significantly reduced our North America pressure pumping capital budget this year as the services industry adjusts to market conditions. The capital that we spend will be mostly directed towards improving efficiency, reducing emissions and refurbishing equipment.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We plan to continue executing the following strategies in 2019:

-	directing capital and resources that differentiate our service and product offerings into strategic markets, including unconventionals and mature fields;

-	collaborating and engineering solutions to maximize asset value for our customers;

-	leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;

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

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of March 31, 2019, we had $1.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had $1.4 billion of cash and equivalents, compared to $2.0 billion of cash and equivalents at December 31, 2018.

Significant sources and uses of cash during the first three months of 2019
- Cash flows used in operating activities was $44 million. This included what we expect are short-term changes in the primary components of our working capital (receivables, inventories and accounts payable) of a net $515 million, primarily related to some customer payment delays and a build-up of inventory primarily for the international roll out of our strategic investments.
- Capital expenditures were $437 million and were predominantly made in our Production Enhancement, Sperry Drilling, Wireline and Perforating, Production Solutions, and Artificial Lift product service lines.
- We paid $157 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2019 is currently expected to be approximately $1.6 billion, a decrease of 20% from 2018, as we remain committed to maintaining capital discipline.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $157 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2019. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.3 billion remained authorized for repurchases as of March 31, 2019 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2019, we had $1.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address our global cash needs for the remainder of 2019, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first quarter of 2019, based upon the location of the services provided and products sold, 55% of our consolidated revenue was from the United States, compared to 58% of consolidated revenue from the United States in the first quarter of 2018. No other country accounted for more than 10% of our revenue.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that an interruption of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2019	2018	2018
Oil price - WTI (1)	$54.83	$62.88	$64.94
Oil price - Brent (1)	63.17	66.81	71.08
Natural gas price - Henry Hub (2)	2.92	3.08	3.17
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
	2019	2018	2018
U.S. Land	1,022	951	1,013
U.S. Offshore	21	16	19
Canada	183	269	191
North America	1,226	1,236	1,223
International	1,030	971	988
Worldwide total	2,256	2,207	2,211

Crude oil prices have been extremely volatile over the past few years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Since the low point experienced in early 2016, oil prices increased substantially, with

WTI oil spot prices reaching a high of $77 per barrel in June 2018. In late 2018, oil prices again declined with WTI oil spot prices reaching a low of $44 per barrel in December, but have since risen to a high of $66 per barrel in April 2019. The average WTI and Brent crude oil spot prices during the first quarter of 2019 were $55 per barrel and $63 per barrel, respectively.

In the United States Energy Information Administration (EIA) April 2019 "Short Term Energy Outlook," the EIA projects Brent prices to average $65 per barrel in 2019 and $62 per barrel in 2020, while WTI prices are projected to average approximately $8 less per barrel in the first half of 2019, before the discount to Brent gradually falls to approximately $4 in late 2019 through 2020. Crude oil production in the United States is now projected to average 12.4 million barrels per day in 2019, a 14% increase from 2018. Additionally, the EIA projects that U.S. production will increase 6% in 2020, to average 13.1 million barrels per day. The International Energy Agency's (IEA) April 2019 "Oil Market Report" forecasts the 2019 global demand to average approximately 100.6 million barrels per day, which is up 1.5% from 2018, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price averaged $2.92 per MMBtu in the first quarter of 2019, a decrease of $0.16 per MMBtu, or 5%, from the first quarter of 2018. The EIA April 2019 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.82 per MMBtu in 2019 and $2.77 per MMBtu in 2020.

North America operations
During the first quarter of 2019, the average United States land rig count increased 7%, as compared to the first quarter of 2018, and completions activity continued to strengthen with higher pressure pumping and artificial lift activity during the quarter. However, we continued to face significant pricing headwinds throughout the first quarter of 2019, although we believe the worst of the recent pricing deterioration is behind us. Overall, customer spending for the full year 2019 is expected to decrease in North America as compared to 2018. We expect that less spending by operators and low pricing will result in lower capital spending by service companies, which in turn will lead to a decrease in the available supply of equipment. If operators and service companies adjust to this new environment, we believe supply and demand for the U.S. pressure pumping market will rebalance throughout the year.

International operations
The average international rig count for the first quarter of 2019 was up 6% compared to the first quarter of 2018. As capacity tightens internationally and if the pipeline of projects progressively expands as we expect, we plan to continue demonstrating rational, returns-driven growth in the international markets. While the international markets are continuing to improve, the markets are in the early stages of a recovery and pricing pressure remains a challenge in a competitive landscape. The international recovery was originally focused on mature fields as customers broadly favored shorter cycle returns and lower risk projects. We believe the offshore markets are now also entering a recovery, as project economics become more attractive. International offshore spending is projected to increase in 2019, and the international offshore rig count is already experiencing growth to support this projection. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Revenue:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$3,662	$3,807	$(145)	(4)%
Drilling and Evaluation	2,075	1,933	142	7
Total revenue	$5,737	$5,740	$(3)	—%

By geographic region:
North America	$3,275	$3,517	$(242)	(7)%
Latin America	587	457	130	28
Europe/Africa/CIS	748	716	32	4
Middle East/Asia	1,127	1,050	77	7
Total revenue	$5,737	$5,740	$(3)	—%

Operating income (loss):	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$368	$500	$(132)	(26)%
Drilling and Evaluation	123	188	(65)	(35)
Total	491	688	(197)	(29)
Corporate and other	(65)	(69)	4	6
Impairments and other charges	(61)	(265)	204	77
Total operating income	$365	$354	$11	3%

Consolidated revenue was $5.7 billion in the first quarter of 2019, essentially flat compared to the first quarter of 2018. Consolidated operating income was $365 million during the first quarter of 2019, a 3% increase from operating income of $354 million in the first quarter of 2018. We experienced improvements across the majority of our product service lines, primarily as a result of higher artificial lift activity in U.S. land, higher logging activity globally, and higher completion tool sales in Middle East/Asia and Latin America. These improvements were offset as a result of pricing pressure, primarily related to stimulation services, and mobilization costs on multiple drilling projects internationally. Operating results were also impacted by $61 million and $265 million of impairments and other charges during the first quarter of 2019 and 2018, respectively. Revenue from North America was 57% of consolidated revenue in the first quarter of 2019, compared to 61% of consolidated revenue in the first quarter of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first quarter of 2019 was $3.7 billion, a decrease of $145 million, or 4%, from the first quarter of 2018. Operating income in the first quarter of 2019 was $368 million, a decrease of $132 million, or 26%, from the first quarter of 2018. These decreases were primarily driven by lower pricing for stimulation services in U.S. land, partially offset by higher artificial lift activity in U.S. land, increased stimulation activity in Latin America, and higher completion tool sales in Middle East/Asia and Latin America.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2019 was $2.1 billion, an increase of $142 million, or 7%, from the first quarter of 2018, with activity improvements across all geographic regions. This increase primarily related to higher logging and project management activity globally and improved fluids activity in Latin America. Operating income in the first quarter of 2019 was $123 million, a decrease of $65 million, or 35%, compared to the first quarter of 2018, resulting primarily from mobilization costs that we incurred on multiple drilling projects internationally, coupled with reduced project management activity and lower pricing in the Middle East.

GEOGRAPHIC REGIONS

North America
North America revenue in the first quarter of 2019 was $3.3 billion, a 7% decrease compared to the first quarter of 2018. This decrease was primarily driven by lower pricing for stimulation services in U.S. land, partially offset by higher artificial lift, cementing, and stimulation services activity.

Latin America
Latin America revenue in the first quarter of 2019 was $587 million, a 28% increase compared to the first quarter of 2018, resulting primarily from higher activity for the majority of our product service lines in Mexico, higher stimulation activity in Argentina and improved fluids activity throughout the region. This was partially offset by reduced drilling and testing activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2019 was $748 million, a 4% increase compared to the first quarter of 2018, primarily driven by higher activity across multiple product service lines in Ghana and the United Kingdom. These results were partially offset by lower drilling related activity in Azerbaijan.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2019 was $1.1 billion, a 7% increase compared to the first quarter of 2018, largely resulting from higher completion tool sales across the region, coupled with increased project management activity in India and improved drilling activity in the Middle East. These improvements were partially offset by reduced fluids activity and lower pricing in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $61 million in the three months ended March 31, 2019, primarily related to an impairment of fixed assets. See Note 2 to the condensed consolidated financial statements for further discussion on the first quarter charge. This compares to $265 million of impairments and other charges in the three months ended March 31, 2018, representing a write-down of all of our remaining investment in Venezuela.

NONOPERATING ITEMS

Effective tax rate. During the three months ended March 31, 2019, we recorded a total income tax provision of $40 million on pre-tax income of $192 million, resulting in an effective tax rate of 20.9%. During the three months ended March 31, 2018, we recorded a total income tax provision of $142 million on pre-tax income of $189 million, resulting in an effective tax rate of 75.4%. Our effective tax rate during the first quarter of 2018 was significantly impacted by our investment write-down in Venezuela for which we are not recognizing a corresponding tax benefit since the write-down is not tax-deductible, along with additional accrued local Venezuela taxes we recognized in our tax provision. Our effective tax rates for both periods were also impacted by the geographic mix of earnings during the respective periods.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 9 to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2018 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2019, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	218,492	$28.49	—	$5,300,007,172
February 1 - 28	25,854	$29.98	—	$5,300,007,172
March 1 - 31	16,058	$31.19	—	$5,300,007,172
Total	260,404	$28.80	—

(a)
All of the 260,404 shares purchased during the three-month period ended March 31, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.3 billion remained authorized for repurchases as of March 31, 2019. From the inception of this program in February 2006 through March 31, 2019, we repurchased approximately 212 million shares of our common stock for a total cost of approximately $8.8 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

	10.1
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 7, 2019, File No. 001-03492).

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

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: April 26, 2019