Form 10-Q
period 2019-06-30
HALLIBURTON CO
filed 2019-07-26
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____
Commission File Number 001-03492

HALLIBURTON COMPANY

(a Delaware corporation)
75-2677995

3000 North Sam Houston Parkway East
Houston, Texas 77032
(Address of Principal Executive Offices)

Telephone Number – Area Code (281) 871-2699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, par value $2.50 per share	HAL	New York Stock Exchange

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Emerging Growth Company	☐
Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 19, 2019, there were 875,932,261 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2019	2018	2019	2018
Revenue:
Services	$4,559	$4,808	$8,911	$9,196
Product sales	1,371	1,339	2,756	2,691
Total revenue	5,930	6,147	11,667	11,887
Operating costs and expenses:
Cost of services	4,204	4,221	8,360	8,228
Cost of sales	1,120	1,072	2,216	2,128
Impairments and other charges	247	—	308	265
General and administrative	56	65	115	123
Total operating costs and expenses	5,627	5,358	10,999	10,744
Operating income	303	789	668	1,143
Interest expense, net of interest income of $4, $13, $12 and $23	(144)	(137)	(287)	(277)
Other, net	(8)	(19)	(38)	(44)
Income before income taxes	151	633	343	822
Income tax provision	(74)	(125)	(114)	(267)
Net income	$77	$508	$229	$555
Net (income) loss attributable to noncontrolling interest	(2)	3	(2)	2
Net income attributable to company	$75	$511	$227	$557

Basic net income per share	$0.09	$0.58	$0.26	$0.64
Diluted net income per share	$0.09	$0.58	$0.26	$0.63
Basic weighted average common shares outstanding	874	877	874	876
Diluted weighted average common shares outstanding	875	880	874	879
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2019	2018	2019	2018
Net income	$77	$508	$229	$555
Other comprehensive income (loss), net of income taxes	1	1	2	(1)
Comprehensive income	$78	$509	$231	$554
Comprehensive (income) loss attributable to noncontrolling interest	(2)	3	(2)	2
Comprehensive income attributable to company shareholders	$76	$512	$229	$556
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$1,176	$2,008
Receivables (net of allowances for bad debts of $757 and $738)	5,700	5,234
Inventories	3,347	3,028
Other current assets	997	881
Total current assets	11,220	11,151
Property, plant and equipment (net of accumulated depreciation of $13,592 and $13,153)	8,778	8,873
Goodwill	2,825	2,825
Deferred income taxes	1,408	1,384
Operating lease right-of-use assets	978	—
Other assets	1,671	1,749
Total assets	$26,880	$25,982
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,017	$3,018
Accrued employee compensation and benefits	650	714
Current portion of operating lease liabilities	215	—
Other current liabilities	1,073	1,070
Total current liabilities	4,955	4,802
Long-term debt	10,307	10,312
Operating lease liabilities	761	—
Employee compensation and benefits	469	483
Other liabilities	864	841
Total liabilities	17,356	16,438
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,068 and 1,069 shares)	2,670	2,671
Paid-in capital in excess of par value	58	211
Accumulated other comprehensive loss	(352)	(355)
Retained earnings	13,652	13,739
Treasury stock, at cost (194 and 198 shares)	(6,520)	(6,744)
Company shareholders’ equity	9,508	9,522
Noncontrolling interest in consolidated subsidiaries	16	22
Total shareholders’ equity	9,524	9,544
Total liabilities and shareholders’ equity	$26,880	$25,982
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$229	$555
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	836	784
Impairments and other charges	308	265
Changes in assets and liabilities:
Receivables	(394)	(352)
Inventories	(347)	(306)
Accounts payable	(14)	495
Other operating activities	(211)	87
Total cash flows provided by (used in) operating activities	407	1,528
Cash flows from investing activities:
Capital expenditures	(845)	(1,066)
Proceeds from sales of property, plant and equipment	87	121
Payments to acquire businesses	(21)	(148)
Other investing activities	(32)	(344)
Total cash flows provided by (used in) investing activities	(811)	(1,437)
Cash flows from financing activities:
Dividends to shareholders	(314)	(316)
Stock repurchase program	(100)	—
Other financing activities	6	(14)
Total cash flows provided by (used in) financing activities	(408)	(330)
Effect of exchange rate changes on cash	(20)	(40)
Decrease in cash and equivalents	(832)	(279)
Cash and equivalents at beginning of period	2,008	2,337
Cash and equivalents at end of period	$1,176	$2,058
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$266	$286
Income taxes	$208	$135
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2019 and the results of our operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature.

In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. In conjunction with our adoption of the new lease accounting standard, capital leases, which are now referred to as finance leases, have been reclassified on our balance sheet as of December 31, 2018. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. See Note 5 and Note 11 for further information on the new lease standard.

The results of our operations for the three and six months ended June 30, 2019 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

During the three and six months ended June 30, 2019, we recognized certain impairments and other charges as we continue to adjust our cost structure and footprint to the current operating environment. The following table presents various pre-tax charges we recorded during the three and six months ended June 30, 2019, in addition to the six months ended June 30, 2018, which are reflected within "impairments and other charges" on our condensed consolidated statements of operations. There were no impairments and other charges recorded during the three months ended June 30, 2018.

	Three Months Ended	Six Months Ended
Millions of dollars	June 30, 2019	June 30, 2019	June 30, 2018
Long-lived asset impairments	$108	$150	$—
Severance costs	58	77	—
Inventory write-downs	33	33	—
Venezuela investment write-down	—	—	265
Other	48	48	—
Total impairments and other charges	$247	$308	$265

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

The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2019	2018	2019	2018
Revenue:
Completion and Production	$3,805	$4,164	$7,467	$7,971
Drilling and Evaluation	2,125	1,983	4,200	3,916
Total revenue	$5,930	$6,147	$11,667	$11,887
Operating income:
Completion and Production	$470	$669	$838	$1,169
Drilling and Evaluation	145	191	268	379
Total operations	615	860	1,106	1,548
Corporate and other (a)	(65)	(71)	(130)	(140)
Impairments and other charges (b)	(247)	—	(308)	(265)
Total operating income	$303	$789	$668	$1,143
Interest expense, net of interest income	(144)	(137)	(287)	(277)
Other, net	(8)	(19)	(38)	(44)
Income before income taxes	$151	$633	$343	$822

(a) Corporate and other includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives.
(b) For the three months ended June 30, 2019, amount includes $77 million attributable to Completion and Production, $142 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. For the six months ended June 30, 2019, amount includes $127 million attributable to Completion and Production, $153 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. During the six months ended June 30, 2018, we recognized a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela. See Note 2 for further discussion on these impairments and other charges. There were no such impairments and other charges recorded during the three months ended June 30, 2018.

Receivables
As of both June 30, 2019 and December 31, 2018, 43% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

Note 4. Revenue

Revenue is recognized based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our customers' historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 54% and 59% of our consolidated revenue was from the United States for the six months ended June 30, 2019 and 2018, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended June 30		Six Months Ended June 30
Revenue by segment:	2019	2018	2019	2018
Completion and Production	$3,805	$4,164	$7,467	$7,971
Drilling and Evaluation	2,125	1,983	4,200	3,916
Total revenue	$5,930	$6,147	$11,667	$11,887
Revenue by geographic region:
North America	$3,327	$3,834	$6,602	$7,351
Latin America	571	479	1,158	936
Europe/Africa/CIS	823	726	1,571	1,442
Middle East/Asia	1,209	1,108	2,336	2,158
Total revenue	$5,930	$6,147	$11,667	$11,887

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

Note 5. Leases

We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three and six months ending June 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet as of January 1, 2019. The adoption of this standard did not materially impact our condensed consolidated results of operations for the three and six months ended June 30, 2019. See Note 11 for additional information about the new accounting standard.

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

The following tables illustrate the financial impact of our leases as of and for the three and six months ended June 30, 2019, along with other supplemental information about our existing leases:

Millions of dollars	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$5	$10
Interest on lease liabilities	13	28
Operating lease cost	90	186
Short-term lease cost	9	15
Sublease income	(2)	(3)
Total lease cost	$115	$236

Millions of dollars	As of June 30, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$978
Current portion of operating lease liabilities	215
Operating lease liabilities (non-current)	761
Finance leases:
Other assets (non-current)	$141
Other current liabilities	17
Other liabilities (non-current)	136

Millions of dollars except years and percentages	Six Months Ended June 30, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161
Operating cash flows from finance leases	28
Financing cash flows from finance leases	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1,138
Finance leases	65
Weighted-average remaining lease term:
Operating leases	9.6 years
Finance leases	6.0 years
Weighted-average discount rate for operating leases	4.6%
(a) Primarily consists of operating lease right-of-use assets exchanged for lease obligations upon implementation of the new lease accounting standard on January 1, 2019.

The following table summarizes the maturity of our operating and finance leases as of June 30, 2019:

Millions of dollars	Operating Leases	Finance Leases
2019	$151	$34
2020	206	65
2021	161	65
2022	125	65
2023	101	65
Thereafter	524	144
Total lease payments	1,268	438
Less imputed interest	(293)	(284)
Total	$975	$154

As of December 31, 2018, future total rentals on our noncancellable operating leases were $975 million in the aggregate, which consisted of the following: $275 million in 2019; $146 million in 2020; $122 million in 2021; $100 million in 2022; $78 million in 2023; and $254 million thereafter.

Note 6. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $189 million as of June 30, 2019 and $186 million as of December 31, 2018. If the average cost method had been used, total inventories would have been $21 million higher than reported as of June 30, 2019 and $24 million higher as of December 31, 2018. The cost of the remaining inventory was recorded using the average cost method. We had $3.3 billion of inventory as of June 30, 2019, an 11% increase from December 31, 2018, primarily associated with a build-up of our artificial lift and directional drilling inventory. Inventories consisted of the following:

Millions of dollars	June 30, 2019	December 31, 2018
Finished products and parts	$2,102	$1,947
Raw materials and supplies	1,089	934
Work in process	156	147
Total	$3,347	$3,028

All amounts in the table above are reported net of obsolescence reserves of $194 million as of June 30, 2019 and $219 million as of December 31, 2018.

Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2019 and June 30, 2018, respectively:

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625
Comprehensive income (loss):
Net income	—	—	—	75	—	2	77
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	(1)	(166)	250	—	—	—	83
Other	—	—	—	—	1	(6)	(5)
Balance at June 30, 2019	$2,670	$58	$(6,520)	$13,652	$(352)	$16	$9,524

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net Income	—	—	—	46	—	1	47
Other comprehensive income	—	—	—	—	(2)	—	(2)
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	(1)	15	113	—	—	—	127
Other	—	—	—	30	—	(2)	28
Balance at March 31, 2018	$2,672	$222	$(6,644)	$12,586	$(471)	$26	$8,391
Comprehensive income (loss):
Net Income	—	—	—	511	—	(3)	508
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	—	(97)	201	—	—	—	104
Other	—	—	—	—	—	(3)	(3)
Balance at June 30, 2018	$2,672	$125	$(6,443)	$12,939	$(470)	$20	$8,843

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the quarter ended June 30, 2019, under that program we repurchased approximately 4.5 million shares of our common stock for a total cost of $100 million. Approximately $5.2 billion remained authorized for repurchases as of June 30, 2019. From the inception of this program in February 2006 through June 30, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2019	December 31, 2018
Defined benefit and other postretirement liability adjustments	$(203)	$(203)
Cumulative translation adjustments	(82)	(82)
Other	(67)	(70)
Total accumulated other comprehensive loss	$(352)	$(355)

Note 8. Commitments and Contingencies

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $64 million as of June 30, 2019 and $42 million as of December 31, 2018. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for six federal and state Superfund sites for which we have established reserves. As of June 30, 2019, those six sites accounted for approximately $14 million of our $64 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2019	2018	2019	2018
Basic weighted average common shares outstanding	874	877	874	876
Dilutive effect of awards granted under our stock incentive plans	1	3	—	3
Diluted weighted average common shares outstanding	875	880	874	879

Antidilutive shares:
Options with exercise price greater than the average market price	23	6	20	6
Total antidilutive shares	23	6	20	6

Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2019				December 31, 2018
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$8,219	$3,389	$11,608	$10,329	$6,726	$4,041	$10,767	$10,348

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

Note 11. New Accounting Pronouncements

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

We adopted this standard using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. We also elected other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our balance sheet as of January 1, 2019. Additionally, capital leases have been reclassified on our condensed consolidated balance sheet as of December 31, 2018 to conform to current period presentation. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. The adoption of this standard did not materially impact our condensed consolidated statements of operations for the three and six months ended June 30, 2019. See Note 5 for our expanded lease disclosures required by the new standard.

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are located in the United States, Canada, Malaysia, Singapore and the United Kingdom. With approximately 60,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas.

Financial results
We demonstrated solid execution in the second quarter of 2019 against the backdrop of a volatile commodity pricing environment. We generated total company revenue of $5.9 billion during the second quarter of 2019, a 4% decrease as compared to the second quarter of 2018. Total company operating income was $303 million during the second quarter of 2019, which included $247 million of impairments and other charges, compared to operating income of $789 million in the second quarter of 2018. Our Completion and Production segment revenue decreased 9% from the second quarter of 2018, primarily driven by lower activity and pricing for stimulation services in North America, while our Drilling and Evaluation segment revenue increased 7% from the second quarter of 2018, with activity improvements across all international geographic regions. We continue to build on the growth momentum internationally and are successfully managing the market dynamics in North America.

Our North America revenue decreased 13% in the second quarter of 2019, as compared to the second quarter of 2018, primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by higher artificial lift and well construction activity. However, compared to the first quarter of 2019, our revenue increased 2% as we experienced a modest improvement in hydraulic fracturing activity combined with stable pricing. During the second quarter of 2019, we also more efficiently utilized our equipment and have taken steps to reduce operating costs, which yielded higher operating margins in our Completion and Production segment.

Revenue in our international markets increased 13% in the second quarter of 2019, as compared to the second quarter of 2018, resulting primarily from higher completion tool sales across all international regions, increased well construction services in Europe/Africa/CIS, and activity improvements for the majority of our product service lines in Mexico. We continue to see a broad-based recovery across numerous international geographies, primarily driven by land and shallow water operations.

Business outlook
Our industry is going through a transformation brought on by the shale revolution and the recent down-cycle. The industry has removed substantial costs from the system and introduced significant efficiencies. Many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns. These customers are focused on maximizing production per every dollar of capital spending, and technology that can improve well productivity will be key to their success. We believe we are well positioned to assist our customers achieve this through our value proposition of collaborating with them to engineer solutions that deliver the lowest cost per barrel.

In North America, while we experienced a modest improvement in hydraulic fracturing activity from the first quarter to the second quarter of 2019, we expect activity reductions in the second half of the year. Our customers remain focused on staying within their capital spending budgets and some customers are expected to slow down and scale back their completion programs for the rest of the year. We anticipate this slow down to be more pronounced in gas basins due to persisting lower gas prices. In light of expected softness in activity, we have been taking certain measures to continue to drive growth in our North America business and have been taking steps to reduce operating costs in this market. For example, we recently restructured our North American organization, removing several layers of management, which has changed our cost profile and increased our market responsiveness. We will continue to evaluate cost reduction opportunities across the company, and we intend to manage and adjust the size of our North America operations for the market environment.

Internationally, momentum continues to build and we expect activity improvement to continue in 2020. Pricing is trending upward as equipment supply and demand balance tightens in various geographies, and we have the footprint and the expanded technology portfolio to capitalize on this international growth. Our business in the North Sea has been busy, and we have significantly increased our market penetration in this area. We see similar dynamics in the Asia Pacific markets, with Malaysia, Australia and India all showing strong activity growth, and increased activity should lead to better pricing dynamics. We also anticipate growth in the broader offshore market. In June 2019, the year-over-year change in the monthly offshore rig count was up for the twelfth consecutive month and appears to be gaining momentum. Over the last decade, we have taken strategic actions that have increased the number and type of markets in which we can compete. These actions include substantial investments to grow our international footprint, where we increased our product service line presence in various geographies, expanded our manufacturing capacity in Singapore, and opened technology centers in Saudi Arabia, India and Brazil. In addition, we made strategic investments and closed technology gaps in the product service lines that are critical to our success in international markets. All of these efforts provide us with a strong base to capitalize on the international recovery.

During the first half of 2019, we had $845 million of capital expenditures, a decrease of 21% from the first half of 2018, as we adjusted to market conditions. These capital expenditures were predominantly in our Sperry Drilling, Production Enhancement, Wireline and Perforating, Artificial Lift, and Production Solutions product service lines. We expect our full year 2019 capital expenditures will be $1.6 billion, a 20% decrease from 2018, with the majority of the reduction coming from North America. The capital that we spend this year in the U.S. is mostly directed towards increasing efficiency, reducing emissions and investing in new technologies.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We plan to continue executing the following strategies through the end of 2019:

-	directing capital and resources that differentiate our service and product offerings into strategic markets around the world;

-	collaborating and engineering solutions to maximize asset value for our customers;

-	leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;

-	investing in technology that will help our customers reduce reservoir uncertainty, increase operational efficiency and improve well productivity;

-	improving working capital and managing our balance sheet to maximize our financial flexibility;

-	seeking additional ways to be one of the most cost-efficient service providers in the industry by maintaining capital discipline and leveraging our scale and breadth of operations; and

-	striving to achieve superior returns and cash flow generation for our shareholders.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of June 30, 2019, we had $1.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $1.2 billion of cash and equivalents, compared to $2.0 billion of cash and equivalents at December 31, 2018.

Significant sources and uses of cash during the first six months of 2019
Sources of cash
- Cash flows from operating activities were $407 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $755 million, primarily associated with what we expect are short-term changes related to customer payment delays and a build-up of inventory related to our strategic technology deployments.
Uses of cash
- Capital expenditures were $845 million and were predominantly made in our Sperry Drilling, Production Enhancement, Wireline and Perforating, Artificial Lift, and Production Solutions product service lines.
- We paid $314 million in dividends to our shareholders.
- We repurchased approximately 4.5 million shares of our common stock under our share repurchase program at a total cost of $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2019 is currently expected to be approximately $1.6 billion, a decrease of 20% from 2018, as we remain committed to maintaining capital discipline.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $157 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2019. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.2 billion remained authorized for repurchases as of June 30, 2019 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2019, we had $1.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain A- for our long-term debt and A-2 for our short-term debt, though S&P changed the outlook for our debt from stable to negative during the second quarter of 2019. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. A significant amount of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2019, based upon the location of the services provided and products sold, 54% of our consolidated revenue was from the United States, compared to 59% of consolidated revenue from the United States in the first six months of 2018. No other country accounted for more than 10% of our revenue.

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

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling and completions activity. Additionally, many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended June 30		Year Ended December 31
	2019	2018	2018
Oil price - WTI (1)	$59.77	$68.03	$64.94
Oil price - Brent (1)	68.92	74.50	71.08
Natural gas price - Henry Hub (2)	2.56	2.86	3.17
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
U.S. Land	967	1,021	994	986
U.S. Offshore	22	18	22	17
Canada	82	108	132	188
North America	1,071	1,147	1,148	1,191
International	1,109	968	1,069	969
Worldwide total	2,180	2,115	2,217	2,160

Crude oil prices have been extremely volatile over the past five years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Since the low point experienced in early 2016, oil prices increased substantially, with WTI oil spot prices reaching a high of $77 per barrel in June 2018. In late 2018, oil prices again declined with WTI oil spot prices reaching a low of $44 per barrel in December, but have since risen to a high of $66 per barrel in April 2019 while averaging $60 per barrel during the second quarter of 2019.

In the United States Energy Information Administration (EIA) July 2019 "Short Term Energy Outlook," the EIA projects Brent prices to average $67 per barrel in the second half of 2019 and remain at that level in 2020, while WTI prices are projected to average $62 per barrel in the second half of 2019 and $63 per barrel in 2020. Crude oil production in the United States is now projected to average 12.4 million barrels per day in 2019, a 13% increase from 2018. Additionally, the EIA projects that U.S. production will increase 7% in 2020 to an average of 13.3 million barrels per day. The International Energy Agency's (IEA) July 2019 "Oil Market Report" forecasts the 2019 global demand to average approximately 100.3 million barrels per day, which is down from their April 2019 projection of 100.6 million barrels per day reflecting expectations of weakening demand, but up 1.2% from 2018 demand, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price averaged $2.56 per MMBtu in the second quarter of 2019, a decrease of $0.30 per MMBtu, or 10%, from the second quarter of 2018. The EIA July 2019 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.50 per MMBtu in the second half of 2019 and $2.77 per MMBtu in 2020.

North America operations
During the second quarter of 2019, the average United States land rig count decreased 5%, as compared to the second quarter of 2018. However, we experienced a modest improvement in hydraulic fracturing activity combined with stable pricing from the first quarter to the second quarter of 2019. We expect activity reductions in the second half of 2019 as customers remain focused on staying within their capital spending budgets with some customers expected to slow down and scale back their completion programs for the rest of the year. We anticipate this slow down to be more pronounced in gas basins due to persisting lower gas prices. Overall, we expect customer spending for the full year 2019 to decrease in North America as compared to 2018.

International operations
The average international rig count for the second quarter of 2019 was up 15% compared to the second quarter of 2018. We continue to see a broad-based recovery across numerous international geographies, primarily driven by land and shallow water operations. Momentum continues to build internationally and we expect activity improvement to continue in 2020. Pricing is trending upward as equipment supply and demand balance tightens in various geographies. We believe we are well-positioned for continued growth as a result of the significant investments we made to grow our global footprint in the last cycle.

Venezuela. As we have previously disclosed, the general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allows us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, will expire on July 27, 2019. Consequently, unless OFAC extends the term of the general license, we will cease operations in Venezuela on that date in order to comply with the sanctions. In that event, it is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Revenue:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$3,805	$4,164	$(359)	(9)%
Drilling and Evaluation	2,125	1,983	142	7
Total revenue	$5,930	$6,147	$(217)	(4)%

By geographic region:
North America	$3,327	$3,834	$(507)	(13)%
Latin America	571	479	92	19
Europe/Africa/CIS	823	726	97	13
Middle East/Asia	1,209	1,108	101	9
Total revenue	$5,930	$6,147	$(217)	(4)%

Operating income (loss):	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$470	$669	$(199)	(30)%
Drilling and Evaluation	145	191	(46)	(24)
Total	615	860	(245)	(28)
Corporate and other	(65)	(71)	6	8
Impairments and other charges	(247)	—	(247)	—
Total operating income	$303	$789	$(486)	(62)%

Consolidated revenue was $5.9 billion in the second quarter of 2019, a decrease of $217 million, or 4%, as compared to the second quarter of 2018. Consolidated operating income was $303 million during the second quarter of 2019, a 62% decrease from operating income of $789 million in the second quarter of 2018. This decline was primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by increased well construction activity globally, higher completion tool sales in Middle East/Asia, and increased artificial lift activity in U.S. land. Operating results were also impacted by $247 million of impairments and other charges during the second quarter of 2019. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 56% of consolidated revenue in the second quarter of 2019, compared to 62% of consolidated revenue in the second quarter of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the second quarter of 2019 was $3.8 billion, a decrease of $359 million, or 9%, from the second quarter of 2018. Operating income in the second quarter of 2019 was $470 million, a decrease of $199 million, or 30%, from the second quarter of 2018. These decreases were primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by higher completion tool sales and cementing activity globally and increased artificial lift activity in U.S. land.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2019 was $2.1 billion, an increase of $142 million, or 7%, from the second quarter of 2018, primarily related to higher wireline activity globally. We also experienced activity improvements across all international geographic regions. Operating income in the second quarter of 2019 was $145 million, a decrease of $46 million, or 24%, compared to the second quarter of 2018, resulting primarily from reduced profitability for drilling-related services and project management services globally as a result of mobilization costs and lower pricing.

GEOGRAPHIC REGIONS

North America
North America revenue in the second quarter of 2019 was $3.3 billion, a 13% decrease compared to the second quarter of 2018. These results were primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by higher artificial lift and well construction activity.

Latin America
Latin America revenue in the second quarter of 2019 was $571 million, a 19% increase compared to the second quarter of 2018, resulting primarily from higher activity for the majority of our product service lines in Mexico, increased completion tool sales in Brazil, and increased well construction services in Argentina. These results were partially offset by reduced cementing and fluids activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2019 was $823 million, a 13% increase compared to the second quarter of 2018, primarily driven by increased well construction services across the region and higher activity across multiple product service lines in the North Sea.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2019 was $1.2 billion, a 9% increase compared to the second quarter of 2018, largely resulting from increased completion tool sales across the region, higher stimulation activity in the Middle East, and increased wireline and drilling activity in Asia Pacific. Partially offsetting these increases were lower drilling-related services and project management activity in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $247 million in the second quarter of 2019, primarily related to asset impairments and severance costs. See Note 2 to the condensed consolidated financial statements for further discussion on the second quarter charges. There were no such charges in the second quarter of 2018.

NONOPERATING ITEMS

Effective tax rate. During the three months ended June 30, 2019, we recorded a total income tax provision of $74 million on pre-tax income of $151 million, resulting in an effective tax rate of 48.5%. Our effective tax rate during the second quarter of 2019 was significantly impacted by the $247 million in pre-tax impairments and other charges recorded during the period as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. During the three months ended June 30, 2018, we recorded a total income tax provision of $125 million on pre-tax income of $633 million, resulting in an effective tax rate of 19.8%. Our effective tax rates for both periods were also impacted by the geographic mix of earnings during the respective periods.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Revenue:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$7,467	$7,971	$(504)	(6)%
Drilling and Evaluation	4,200	3,916	284	7
Total revenue	$11,667	$11,887	$(220)	(2)%

By geographic region:
North America	$6,602	$7,351	$(749)	(10)%
Latin America	1,158	936	222	24
Europe/Africa/CIS	1,571	1,442	129	9
Middle East/Asia	2,336	2,158	178	8
Total revenue	$11,667	$11,887	$(220)	(2)%

Operating income (loss):	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$838	$1,169	$(331)	(28)%
Drilling and Evaluation	268	379	(111)	(29)
Total	1,106	1,548	(442)	(29)
Corporate and other	(130)	(140)	10	7
Impairments and other charges	(308)	(265)	(43)	(16)
Total operating income	$668	$1,143	$(475)	(42)%

Consolidated revenue was $11.7 billion in the first six months of 2019, a decrease of $220 million, or 2%, as compared to the first six months of 2018. Consolidated operating income was $668 million in the first six months of 2019, a 42% decrease from operating income of $1.1 billion during the first six months of 2018. This decline was primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by increased well construction activity globally, increased artificial lift activity in U.S. land, and higher completion tool sales internationally. Operating results in the first six months of 2019 were also impacted by $308 million of impairments and other charges, while operating results in the six months of 2018 included $265 million of impairments and other charges related to Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 57% of consolidated revenue in the first six months of 2019, compared to 62% of consolidated revenue in the first six months of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first six months of 2019 was $7.5 billion, a decrease of $504 million, or 6%, compared to the first six months of 2018. Operating income in the first six months of 2019 was $838 million, a decrease of $331 million, or 28%, compared to the first six months of 2018. These results were primarily driven by lower activity and pricing for stimulation services in U.S. land, partially offset by higher completion tool sales and cementing activity globally, increased artificial lift activity in U.S. land, and increased stimulation activity in Latin America.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2019 was $4.2 billion, an increase of $284 million, or 7%, compared to the first six months of 2018, primarily related to higher wireline activity globally and increased project management activity in India and Latin America. We also experienced activity improvements across all geographic regions. Operating income in the first six months of 2019 was $268 million, a decrease of $111 million, or 29%, compared to the first six months of 2018, resulting primarily from reduced profitability for drilling-related services globally and project management services in the Middle East as a result of mobilization costs and lower pricing.

GEOGRAPHIC REGIONS

North America
North America revenue in the first six months of 2019 was $6.6 billion, a 10% decrease compared to the first six months of 2018. These results were driven by lower activity and pricing for stimulation services in U.S. land, partially offset by higher artificial lift and well construction activity.

Latin America
Latin America revenue in the first six months of 2019 was $1.2 billion, a 24% increase compared to the first six months of 2018, resulting primarily from higher activity for the majority of our product service lines in Mexico and Argentina, increased completion tool sales in Brazil, and higher project management activity in Ecuador. These results were partially offset by reduced cementing and fluids activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2019 was $1.6 billion, a 9% increase from the first six months of 2018, primarily due to increased well construction services across the region and higher activity across multiple product service lines in the North Sea and Israel.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2019 was $2.3 billion, an 8% increase from the first six months of 2018, primarily resulting from increased completion tool sales and cementing activity throughout the region, higher stimulation activity in the Middle East, improved wireline activity in Asia Pacific, and increased project management activity in India. These results were partially offset by reduced project management and fluids activity in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $308 million in the six months ended June 30, 2019, primarily related to asset impairments and severance costs. This compares to $265 million of charges in the six months ended June 30, 2018, representing a write-down of all of our remaining investment in Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

NONOPERATING ITEMS

Effective tax rate. During the six months ended June 30, 2019, we recorded a total income tax provision of $114 million on pre-tax income of $343 million, resulting in an effective tax rate of 33.0%. During the six months ended June 30, 2018, we recorded a total income tax provision of $267 million on pre-tax income of $822 million, resulting in an effective tax rate of 32.5%. Our effective tax rate for these periods were significantly impacted by the impairments and other charges recorded during the respective periods as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. Additionally, our effective tax rate for both periods were impacted by a geographic mix of earnings during the respective periods.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2019, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	9,974	$29.70	—	$5,300,007,172
May 1 - 31	116,411	$25.62	—	$5,300,007,172
June 1 - 30	5,010,451	$21.97	4,544,500	$5,200,008,050
Total	5,136,836	$22.07	4,544,500

(a)
Of the 5,136,836 shares purchased during the three-month period ended June 30, 2019, 592,336 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the second quarter of 2019, we repurchased 4,544,500 shares of our common stock pursuant to our share repurchase program for a total cost of $100 million at an average price of approximately $22.00 per share. Approximately $5.2 billion remained authorized for repurchases as of June 30, 2019. From the inception of this program in February 2006 through June 30, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

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
Halliburton Company Stock and Incentive Plan, as amended and restated effective May 15, 2019 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 2, 2019, File No. 001-03492).

†	10.2	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.3	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.4	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.4 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.5	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.5 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.6	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.6 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

*†	10.7	Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019.

*†	10.8	Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: July 26, 2019