Form 10-Q
period 2019-09-30
HALLIBURTON CO
filed 2019-10-25
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____
Commission File Number 001-03492

HALLIBURTON COMPANY

(a Delaware corporation)
75-2677995

3000 North Sam Houston Parkway East
Houston, Texas 77032
(Address of Principal Executive Offices)

Telephone Number – Area Code (281) 871-2699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.50 per share	HAL	New York Stock Exchange

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

As of October 18, 2019, there were 877,804,397 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2019	2018	2019	2018
Revenue:
Services	$4,207	$4,800	$13,118	$13,996
Product sales	1,343	1,372	4,099	4,063
Total revenue	5,550	6,172	17,217	18,059
Operating costs and expenses:
Cost of services	3,860	4,280	12,220	12,508
Cost of sales	1,101	1,104	3,317	3,232
Impairments and other charges	—	—	308	265
General and administrative	53	72	168	195
Total operating costs and expenses	5,014	5,456	16,013	16,200
Operating income	536	716	1,204	1,859
Interest expense, net of interest income of $6, $10, $18 and $33	(141)	(140)	(428)	(417)
Other, net	(23)	(42)	(61)	(86)
Income before income taxes	372	534	715	1,356
Income tax provision	(76)	(100)	(190)	(367)
Net income	$296	$434	$525	$989
Net (income) loss attributable to noncontrolling interest	(1)	1	(3)	3
Net income attributable to company	$295	$435	$522	$992

Basic and diluted net income per share	$0.34	$0.50	$0.60	$1.13
Basic weighted average common shares outstanding	876	877	874	876
Diluted weighted average common shares outstanding	876	878	875	879
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2019	2018	2019	2018
Net income	$296	$434	$525	$989
Other comprehensive income, net of income taxes	—	7	2	6
Comprehensive income	$296	$441	$527	$995
Comprehensive (income) loss attributable to noncontrolling interest	(1)	1	(3)	3
Comprehensive income attributable to company shareholders	$295	$442	$524	$998
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$1,571	$2,008
Receivables (net of allowances for bad debts of $762 and $738)	5,290	5,234
Inventories	3,380	3,028
Other current assets	979	881
Total current assets	11,220	11,151
Property, plant and equipment (net of accumulated depreciation of $13,841 and $13,153)	8,721	8,873
Goodwill	2,832	2,825
Deferred income taxes	1,344	1,384
Operating lease right-of-use assets	985	—
Other assets	1,687	1,749
Total assets	$26,789	$25,982
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,733	$3,018
Accrued employee compensation and benefits	657	714
Current portion of operating lease liabilities	208	—
Other current liabilities	1,094	1,070
Total current liabilities	4,692	4,802
Long-term debt	10,313	10,312
Operating lease liabilities	762	—
Employee compensation and benefits	476	483
Other liabilities	784	841
Total liabilities	17,027	16,438
Shareholders’ equity:
Common shares, par value $2.50 per share (authorized 2,000 shares, issued 1,068 and 1,069 shares)	2,670	2,671
Paid-in capital in excess of par value	108	211
Accumulated other comprehensive loss	(353)	(355)
Retained earnings	13,800	13,739
Treasury stock, at cost (192 and 198 shares)	(6,480)	(6,744)
Company shareholders’ equity	9,745	9,522
Noncontrolling interest in consolidated subsidiaries	17	22
Total shareholders’ equity	9,762	9,544
Total liabilities and shareholders’ equity	$26,789	$25,982
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$525	$989
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	1,253	1,184
Impairments and other charges	308	265
Changes in assets and liabilities:
Inventories	(380)	(542)
Accounts payable	(283)	601
Receivables	7	(431)
Other operating activities	(152)	239
Total cash flows provided by (used in) operating activities	1,278	2,305
Cash flows from investing activities:
Capital expenditures	(1,190)	(1,475)
Proceeds from sales of property, plant and equipment	143	158
Payments to acquire businesses	(31)	(166)
Other investing activities	(52)	44
Total cash flows provided by (used in) investing activities	(1,130)	(1,439)
Cash flows from financing activities:
Dividends to shareholders	(472)	(473)
Stock repurchase program	(100)	(200)
Payments on long-term borrowings	(11)	(436)
Other financing activities	33	28
Total cash flows provided by (used in) financing activities	(550)	(1,081)
Effect of exchange rate changes on cash	(35)	(65)
Decrease in cash and equivalents	(437)	(280)
Cash and equivalents at beginning of period	2,008	2,337
Cash and equivalents at end of period	$1,571	$2,057
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$394	$415
Income taxes	$288	$191
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2019 and the results of our operations for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal recurring nature.

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

The results of our operations for the three and nine months ended September 30, 2019 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

During the nine months ended September 30, 2019, we recognized certain impairments and other charges as we continue to adjust our cost structure and footprint to the current operating environment. The following table presents various pre-tax charges we recorded during the nine months ended September 30, 2019 and 2018, which are reflected within "impairments and other charges" on our condensed consolidated statements of operations. There were no impairments and other charges recorded during the three months ended September 30, 2019 or 2018.

	Nine Months Ended
Millions of dollars	September 30, 2019	September 30, 2018
Long-lived asset impairments	$150	$—
Severance costs	77	—
Inventory write-downs	33	—
Venezuela investment write-down	—	265
Other	48	—
Total impairments and other charges	$308	$265

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2019	2018	2019	2018
Revenue:
Completion and Production	$3,506	$4,170	$10,973	$12,141
Drilling and Evaluation	2,044	2,002	6,244	5,918
Total revenue	$5,550	$6,172	$17,217	$18,059
Operating income:
Completion and Production	$446	$613	$1,284	$1,782
Drilling and Evaluation	150	181	418	560
Total operations	596	794	1,702	2,342
Corporate and other (a)	(60)	(78)	(190)	(218)
Impairments and other charges (b)	—	—	(308)	(265)
Total operating income	$536	$716	$1,204	$1,859
Interest expense, net of interest income	(141)	(140)	(428)	(417)
Other, net	(23)	(42)	(61)	(86)
Income before income taxes	$372	$534	$715	$1,356

(a) Corporate and other includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives.
(b) For the nine months ended September 30, 2019, amount includes $127 million attributable to Completion and Production, $153 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. During the nine months ended September 30, 2018, we recognized a pre-tax charge of $265 million related to a write-down of all of our remaining investment in Venezuela. See Note 2 for further discussion on these impairments and other charges. There were no such impairments and other charges recorded during the three months ended September 30, 2019 or 2018.

Receivables
As of September 30, 2019, 39% of our net trade receivables were from customers in the United States. As of December 31, 2018, 43% of our net trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our trade receivables at these dates. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 53% and 59% of our consolidated revenue was from the United States for the nine months ended September 30, 2019 and 2018, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended September 30		Nine Months Ended September 30
Revenue by segment:	2019	2018	2019	2018
Completion and Production	$3,506	$4,170	$10,973	$12,141
Drilling and Evaluation	2,044	2,002	6,244	5,918
Total revenue	$5,550	$6,172	$17,217	$18,059
Revenue by geographic region:
North America	$2,949	$3,739	$9,551	$11,090
Latin America	608	522	1,766	1,458
Europe/Africa/CIS	831	757	2,402	2,199
Middle East/Asia	1,162	1,154	3,498	3,312
Total revenue	$5,550	$6,172	$17,217	$18,059

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

Note 5. Leases

We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three and nine months ending September 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet as of January 1, 2019. The adoption of this standard did not materially impact our condensed consolidated results of operations for the three and nine months ended September 30, 2019. See Note 11 for additional information about the new accounting standard.

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

We are a lessee for numerous operating leases, primarily related to real estate, transportation and equipment. The vast majority of our operating leases have remaining lease terms of 10 years or less, some of which include options to extend the leases, and some of which include options to terminate the leases. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of our leases may require judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options. We also have some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For certain equipment leases, such as offshore vessels and drilling rigs, we account for the lease and non-lease components separately.

The following tables illustrate the financial impact of our leases as of and for the three and nine months ended September 30, 2019, along with other supplemental information about our existing leases:

Millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$5	$14
Interest on lease liabilities	12	40
Operating lease cost	80	266
Short-term lease cost	8	23
Sublease income	(1)	(4)
Total lease cost	$104	$339

Millions of dollars	As of September 30, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$985
Current portion of operating lease liabilities	208
Operating lease liabilities (non-current)	762
Finance leases:
Other assets (non-current)	$136
Other current liabilities	18
Other liabilities (non-current)	128

Millions of dollars except years and percentages	Nine Months Ended September 30, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$236
Operating cash flows from finance leases	40
Financing cash flows from finance leases	19
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1,220
Finance leases	69
Weighted-average remaining lease term:
Operating leases	9.4 years
Finance leases	5.7 years
Weighted-average discount rate for operating leases	4.5%
(a) Primarily consists of operating lease right-of-use assets exchanged for lease obligations upon implementation of the new lease accounting standard on January 1, 2019.

The following table summarizes the maturity of our operating and finance leases as of September 30, 2019:

Millions of dollars	Operating Leases	Finance Leases
2019	$75	$15
2020	218	62
2021	172	63
2022	143	63
2023	107	62
Thereafter	524	137
Total lease payments	1,239	402
Less imputed interest	(269)	(256)
Total	$970	$146

As of December 31, 2018, future total rentals on our noncancellable operating leases were $975 million in the aggregate, which consisted of the following: $275 million in 2019; $146 million in 2020; $122 million in 2021; $100 million in 2022; $78 million in 2023; and $254 million thereafter.

Note 6. Inventories

Inventories are stated at the lower of cost and net realizable value. In the United States, we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials and other tools that are recorded using the last-in, first-out method, which totaled $177 million as of September 30, 2019 and $186 million as of December 31, 2018. If the average cost method had been used, total inventories would have been $12 million higher than reported as of September 30, 2019 and $24 million higher as of December 31, 2018. The cost of the remaining inventory was recorded using the average cost method. We had $3.4 billion of inventory as of September 30, 2019, a 12% increase from December 31, 2018, primarily associated with a build-up of our artificial lift, completion tools and directional drilling inventory. Inventories consisted of the following:

Millions of dollars	September 30, 2019	December 31, 2018
Finished products and parts	$2,122	$1,947
Raw materials and supplies	1,114	934
Work in process	144	147
Total	$3,380	$3,028

All amounts in the table above are reported net of obsolescence reserves of $179 million as of September 30, 2019 and $219 million as of December 31, 2018.

Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2019 and September 30, 2018, respectively:

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625
Comprehensive income (loss):
Net income	—	—	—	75	—	2	77
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	(1)	(166)	250	—	—	—	83
Other	—	—	—	—	1	(6)	(5)
Balance at June 30, 2019	$2,670	$58	$(6,520)	$13,652	$(352)	$16	$9,524
Comprehensive income (loss):
Net income	—	—	—	295	—	1	296
Other comprehensive income	—	—	—	—	—	—	—
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	—	50	40	—	—	—	90
Other	—	—	—	11	(1)	—	10
Balance at September 30, 2019	$2,670	$108	$(6,480)	$13,800	$(353)	$17	$9,762

Millions of dollars	Common Shares	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net Income	—	—	—	46	—	1	47
Other comprehensive income	—	—	—	—	(2)	—	(2)
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	(1)	15	113	—	—	—	127
Other	—	—	—	30	—	(2)	28
Balance at March 31, 2018	$2,672	$222	$(6,644)	$12,586	$(471)	$26	$8,391
Comprehensive income (loss):
Net Income	—	—	—	511	—	(3)	508
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	—	(97)	201	—	—	—	104
Other	—	—	—	—	—	(3)	(3)
Balance at June 30, 2018	$2,672	$125	$(6,443)	$12,939	$(470)	$20	$8,843
Comprehensive income (loss):
Net Income	—	—	—	435	—	(1)	434
Other comprehensive income	—	—	—	—	7	—	7
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock repurchase program	—	—	(200)	—	—	—	(200)
Stock plans	—	45	46	—	—	—	91
Other	—	—	—	(1)	—	—	(1)
Balance at September 30, 2018	$2,672	$170	$(6,597)	$13,216	$(463)	$19	$9,017

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the nine months ended September 30, 2019, under that program we repurchased approximately 4.5 million shares of our common stock for a total cost of $100 million. Approximately $5.2 billion remained authorized for repurchases as of September 30, 2019. From the inception of this program in February 2006 through September 30, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2019	December 31, 2018
Defined benefit and other postretirement liability adjustments	$(203)	$(203)
Cumulative translation adjustments	(83)	(82)
Other	(67)	(70)
Total accumulated other comprehensive loss	$(353)	$(355)

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to help prevent the occurrence of environmental contamination. On occasion, we are involved in environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We do not expect costs related to those claims and remediation requirements to have a material adverse effect on our liquidity, consolidated results of operations, or consolidated financial position. Our accrued liabilities for environmental matters were $64 million as of September 30, 2019 and $42 million as of December 31, 2018. Because our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued. Our total liability related to environmental matters covers numerous properties.

Additionally, we have subsidiaries that have been named as potentially responsible parties along with other third parties for six federal and state Superfund sites for which we have established reserves. As of September 30, 2019, those six sites accounted for approximately $14 million of our $64 million total environmental reserve. Despite attempts to resolve these Superfund matters, the relevant regulatory agency may at any time bring suit against us for amounts in excess of the amount accrued. With respect to some Superfund sites, we have been named a potentially responsible party by a regulatory agency; however, in each of those cases, we do not believe we have any material liability. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2019	2018	2019	2018
Basic weighted average common shares outstanding	876	877	874	876
Dilutive effect of awards granted under our stock incentive plans	—	1	1	3
Diluted weighted average common shares outstanding	876	878	875	879

Antidilutive shares:
Options with exercise price greater than the average market price	26	15	23	7
Total antidilutive shares	26	15	23	7

Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2019				December 31, 2018
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$11,012	$782	$11,794	$10,327	$6,726	$4,041	$10,767	$10,348

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

We adopted this standard using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. We also elected other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. The adoption of this standard resulted in the recognition of approximately $1.1 billion of operating lease right-of-use assets and operating lease liabilities on our balance sheet as of January 1, 2019. Additionally, capital leases have been reclassified on our condensed consolidated balance sheet as of December 31, 2018 to conform to current period presentation. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. The adoption of this standard did not materially impact our condensed consolidated statements of operations for the three and nine months ended September 30, 2019. See Note 5 for our expanded lease disclosures required by the new standard.

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

Financial results
We continued to manage challenging market dynamics during the third quarter of 2019 as a divergence of the U.S. and international markets remained prevalent. We generated total company revenue of $5.6 billion during the third quarter of 2019, a 10% decrease as compared to the third quarter of 2018. Total company operating income was $536 million during the third quarter of 2019, compared to operating income of $716 million in the third quarter of 2018. Our Completion and Production segment revenue decreased 16% from the third quarter of 2018, primarily driven by lower activity and pricing for stimulation services in North America land, while our Drilling and Evaluation segment revenue increased 2% from the third quarter of 2018 with higher activity for drilling-related services in Europe/Africa/CIS more than offsetting lower project management and drilling activity in the Middle East. International activity growth is gaining momentum across multiple regions and both of our divisions are meaningfully contributing to our international growth. While our Drilling and Evaluation segment has traditionally had the most exposure to international markets, our Completion and Production segment revenue has grown 13% internationally for the first nine months of 2019 as compared to the first nine months of 2018.

In North America, the market for both drilling and completion services softened during the third quarter of 2019, impacting activity for the oilfield services industry. Additionally, pricing pressures continued as operators tried to lower overall costs in order to meet their cash flow objectives. As a result, our North America revenue decreased 21% in the third quarter of 2019, as compared to the third quarter of 2018, primarily associated with stimulation services in North America land. Customer spending in North America has decreased and is concentrated in the first half of the year. For the first time in ten years, the U.S. land rig count declined approximately 11% from the second to the third quarter, and while the third quarter historically has been the busiest in terms of hydraulic fracturing in the United States, stage counts declined in every month during the third quarter of 2019. We stacked more equipment during the third quarter than we did during the first six months of the year.

Revenue in our international markets increased 7% in the third quarter of 2019, as compared to the third quarter of 2018. We experienced revenue growth across all international regions, particularly in Europe, Asia and Australia, with strong activity growth in our Completion Tools and Cementing businesses. We also continued to experience unconventional activity growth in several international regions, with a significant uptick over the last couple of years in several Middle Eastern countries, Argentina and Australia. Additionally, our Production Enhancement business demonstrated strong international growth in the first nine months of 2019 as compared to the first nine months of 2018. We leveraged our experience in U.S. shales to provide a customized application of technology, logistics management and operational excellence to maximize asset value for our international customers.

Business outlook
Our industry is going through a transformation brought on by the shale revolution and the down-cycle from earlier this decade. The industry has removed substantial costs from the system and introduced significant efficiencies. Many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns. These customers are focused on maximizing production per every dollar of capital spending, and technology that can improve well productivity will be key to their success. While the North America and international markets continue to diverge, we believe we are well positioned in this dynamic market by executing on our value proposition of collaborating with our customers to engineer solutions that deliver the lowest cost per barrel.

In North America, we expect activity to further decline in the fourth quarter of 2019 across all basins in the land market given the reduction in customer spending that we see, which will impact both our business segments. These declines are attributed not only to holiday and potential weather impacts, but also to cash flow generation commitments by our customers, an oversupplied gas market, and concerns surrounding oil demand softness in 2020. We anticipate that the rig count and completions activity during the fourth quarter of 2019 will be lower than in the fourth quarter of 2018. Earlier this year we restructured our North America organization by removing several layers of management, which has changed our cost profile and increased our market responsiveness. In the fourth quarter, we plan to undertake further cost reductions by streamlining our operations and corporate functions. We will also continue deploying new technologies that lower our cost and improve margins.

Internationally, we expect activity improvement to continue at a steady pace. The offshore rig count increased 19% from the third quarter of 2018 to the third quarter of 2019, and a broader offshore recovery should add momentum to international growth going forward. Our pipeline of projects is strong and we are reallocating assets to the markets where we can earn the highest returns. We will continue to focus on the international mature fields market, and we are growing our Production Group business, which comprises artificial lift, specialty chemicals and well intervention solutions. All of these efforts provide us with a strong base to capitalize on the international recovery. As such, we expect more revenue and margin growth opportunities coming from mature international fields and shallow water international markets.

During the first nine months of 2019, we had $1.2 billion of capital expenditures, a decrease of 19% from the first nine months of 2018, as we adjusted to market conditions. These capital expenditures were predominantly in our Sperry Drilling, Production Enhancement, Wireline and Perforating, Artificial Lift, and Production Solutions product service lines. We expect our full year 2019 capital expenditures will be $1.6 billion, a 20% decrease from 2018, with the majority of the reduction coming from North America. The capital spend for this year in the U.S. is mostly directed towards increasing efficiency, reducing emissions and investing in new technologies. We intend to significantly reduce our capital expenditures again in 2020. We are monitoring the market dynamics in North America and will adjust our capital spending according to anticipated activity levels next year.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We plan to continue executing the following strategies through the end of 2019:

-	directing capital and resources that differentiate our service and product offerings into strategic markets around the world;

-	collaborating with, and engineering solutions to maximize asset value for, our customers;

-	leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;

-	investing in technology that will help our customers reduce reservoir uncertainty, increase operational efficiency and improve well productivity;

-	improving working capital and managing our balance sheet to maximize our financial flexibility;

-
seeking additional ways to be one of the most cost-efficient service providers in the industry by optimizing costs, maintaining capital discipline and leveraging our scale and breadth of operations; and

-	striving to achieve superior returns and cash flow generation for our shareholders.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of September 30, 2019, we had $1.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had $1.6 billion of cash and equivalents, compared to $2.0 billion of cash and equivalents at December 31, 2018.

Significant sources and uses of cash during the first nine months of 2019
Sources of cash:
- Cash flows from operating activities were $1.3 billion. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $656 million, primarily associated with reduced payables and a build-up of inventory related to our strategic technology deployments.
Uses of cash:
- Capital expenditures were $1.2 billion and were predominantly made in our Sperry Drilling, Production Enhancement, Wireline and Perforating, Artificial Lift, and Production Solutions product service lines.
- We paid $472 million in dividends to our shareholders.
- We repurchased approximately 4.5 million shares of our common stock under our share repurchase program at a total cost of $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2019 is currently expected to be approximately $1.6 billion, a decrease of 20% from 2018, as we remain committed to maintaining capital discipline. We intend to significantly reduce our capital expenditures again in 2020. We are monitoring the market dynamics in North America and will adjust our capital spending according to anticipated activity levels next year.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2019. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.2 billion remained authorized for repurchases as of September 30, 2019 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2019, we had $1.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain A- for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2019, based upon the location of the services provided and products sold, 53% of our consolidated revenue was from the United States, compared to 59% of consolidated revenue from the United States in the first nine months of 2018. No other country accounted for more than 10% of our revenue.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas:

	Three Months Ended September 30		Year Ended December 31
	2019	2018	2018
Oil price - WTI (1)	$56.37	$69.76	$64.94
Oil price - Brent (1)	61.93	75.22	71.08
Natural gas price - Henry Hub (2)	2.38	2.93	3.17
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
U.S. Land	894	1,032	961	1,001
U.S. Offshore	26	19	23	18
Canada	132	209	132	195
North America	1,052	1,260	1,116	1,214
International	1,144	1,003	1,094	981
Worldwide total	2,196	2,263	2,210	2,195

Crude oil prices have been extremely volatile over the past five years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Since the low point experienced in early 2016, oil prices increased substantially, with WTI oil spot prices reaching a high of $77 per barrel in June 2018. In late 2018, oil prices again declined with WTI oil spot prices reaching a low of $44 per barrel in December, but rising to a high of $66 per barrel in April 2019 while averaging $56 per barrel during the third quarter of 2019.

In the United States Energy Information Administration (EIA) October 2019 "Short Term Energy Outlook," the EIA projects Brent prices to average $59 per barrel in the fourth quarter of 2019 and then fall to $57 per barrel by the second quarter of 2020, while WTI prices are projected to average $54 per barrel in the fourth quarter of 2019 and in 2020. Crude oil production in the United States is now projected to average 12.3 million barrels per day in 2019, a 12% increase from 2018. Additionally, the EIA projects that U.S. production will increase 7% in 2020 to an average of 13.2 million barrels per day. The International Energy Agency's (IEA) October 2019 "Oil Market Report" forecasts 2019 global demand to average approximately 100.3 million barrels per day, which is up 1% from 2018 demand, driven by an increase in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price averaged $2.38 per MMBtu in the third quarter of 2019, a decrease of $0.55 per MMBtu, or 19%, from the third quarter of 2018. The EIA October 2019 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.43 per MMBtu in the fourth quarter of 2019 and $2.52 per MMBtu in 2020.

North America operations
During the third quarter of 2019, the average United States land rig count decreased 13%, as compared to the third quarter of 2018. The market for both drilling and completion services softened during the third quarter of 2019 and we expect customer activity to further decline in the fourth quarter. Customers remain focused on staying within their capital spending budgets with some customers expected to slow down and scale back their completion programs for the rest of the year. Some of the other factors for expected activity reductions include holidays and potential weather impacts, an oversupplied gas market, and concerns about oil demand softness in 2020. Overall, we expect customer spending for the full year 2019 to decrease in North America as compared to 2018.

International operations
The average international rig count for the third quarter of 2019 was up 14% compared to the third quarter of 2018. We continue to see a broad-based recovery across numerous international geographies, and we expect more revenue and margin growth opportunities coming from mature fields and shallow water markets in 2020. Barring a global economic slowdown, broader offshore recovery should add momentum to the international growth.

Venezuela. The general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allows us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, was set to expire on July 27, 2019, and we received several extensions through January 22, 2020. Consequently, unless OFAC further extends the term of the general license, we will cease operations in Venezuela on that date in order to comply with the sanctions. In that event, it is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Revenue:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$3,506	$4,170	$(664)	(16)%
Drilling and Evaluation	2,044	2,002	42	2
Total revenue	$5,550	$6,172	$(622)	(10)%

By geographic region:
North America	$2,949	$3,739	$(790)	(21)%
Latin America	608	522	86	16
Europe/Africa/CIS	831	757	74	10
Middle East/Asia	1,162	1,154	8	1
Total revenue	$5,550	$6,172	$(622)	(10)%

Operating income (loss):	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$446	$613	$(167)	(27)%
Drilling and Evaluation	150	181	(31)	(17)
Total	596	794	(198)	(25)
Corporate and other	(60)	(78)	18	23
Total operating income	$536	$716	$(180)	(25)%

Consolidated revenue was $5.6 billion in the third quarter of 2019, a decrease of $622 million, or 10%, as compared to the third quarter of 2018. Consolidated operating income was $536 million during the third quarter of 2019, a 25% decrease from operating income of $716 million in the third quarter of 2018. These results were primarily driven by lower activity and pricing for stimulation services in North America land, partially offset by higher stimulation activity in Latin America and increased well construction activity in Europe/Africa/CIS. Revenue from North America was 53% of consolidated revenue in the third quarter of 2019 compared to 61% of consolidated revenue in the third quarter of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the third quarter of 2019 was $3.5 billion, a decrease of $664 million, or 16%, from the third quarter of 2018. Operating income in the third quarter of 2019 was $446 million, a decrease of $167 million, or 27%, from the third quarter of 2018. These results were primarily driven by lower activity and pricing for stimulation services in North America land, partially offset by higher stimulation activity in Latin America, improved cementing activity and completion tool sales internationally, and increased artificial lift activity in North America land.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2019 was $2.0 billion, an increase of $42 million, or 2%, from the third quarter of 2018. Higher activity for drilling-related services in Europe/Africa/CIS more than offset lower project management and drilling activity in the Middle East. Operating income in the third quarter of 2019 was $150 million, a decrease of $31 million, or 17%, compared to the third quarter of 2018, resulting primarily from lower profitability across all product service lines in the Middle East.

GEOGRAPHIC REGIONS

North America
North America revenue in the third quarter of 2019 was $2.9 billion, a 21% decrease compared to the third quarter of 2018, as a result of reduced activity and pricing for our services in North America land, primarily associated with lower pressure pumping activity, partially offset by increased artificial lift activity.

Latin America
Latin America revenue in the third quarter of 2019 was $608 million, a 16% increase compared to the third quarter of 2018, resulting primarily from higher activity across multiple product service lines in Mexico and increased stimulation activity in Argentina. These results were partially offset by lower well construction activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2019 was $831 million, a 10% increase compared to the third quarter of 2018, primarily driven by increased well construction activity across the region and higher activity across multiple product service lines in the North Sea.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2019 was $1.2 billion, essentially flat compared to the third quarter of 2018. Increased activity across multiple product service lines in Indonesia and higher completion tool sales across the region offset the decline in drilling and project management activity in the Middle East.

NONOPERATING ITEMS

Effective tax rate. During the three months ended September 30, 2019, we recorded a total income tax provision of $76 million on pre-tax income of $372 million, resulting in an effective tax rate of 20.4%. During the three months ended September 30, 2018, we recorded a total income tax provision of $100 million on pre-tax income of $534 million, resulting in an effective tax rate of 18.8%. Our effective tax rates for both periods were impacted by certain discrete tax benefits and the geographic mix of earnings during the respective periods.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Revenue:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$10,973	$12,141	$(1,168)	(10)%
Drilling and Evaluation	6,244	5,918	326	6
Total revenue	$17,217	$18,059	$(842)	(5)%

By geographic region:
North America	$9,551	$11,090	$(1,539)	(14)%
Latin America	1,766	1,458	308	21
Europe/Africa/CIS	2,402	2,199	203	9
Middle East/Asia	3,498	3,312	186	6
Total revenue	$17,217	$18,059	$(842)	(5)%

Operating income (loss):	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$1,284	$1,782	$(498)	(28)%
Drilling and Evaluation	418	560	(142)	(25)
Total	1,702	2,342	(640)	(27)
Corporate and other	(190)	(218)	28	13
Impairments and other charges	(308)	(265)	(43)	(16)
Total operating income	$1,204	$1,859	$(655)	(35)%

Consolidated revenue was $17.2 billion in the first nine months of 2019, a decrease of $842 million, or 5%, as compared to the first nine months of 2018. Consolidated operating income was $1.2 billion in the first nine months of 2019, a 35% decrease from operating income of $1.9 billion during the first nine months of 2018. This decline was primarily driven by lower activity and pricing for stimulation services in North America land, partially offset by increased well construction activity globally. Operating results in the first nine months of 2019 were also impacted by $308 million of impairments and other charges, while operating results in the first nine months of 2018 included $265 million of impairments and other charges related to Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 55% of consolidated revenue in the first nine months of 2019, compared to 61% of consolidated revenue in the first nine months of 2018.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue in the first nine months of 2019 was $11.0 billion, a decrease of $1.2 billion, or 10%, compared to the first nine months of 2018. Operating income in the first nine months of 2019 was $1.3 billion, a decrease of $498 million, or 28%, compared to the first nine months of 2018. These results were primarily driven by lower activity and pricing for stimulation services in North America land, partially offset by higher cementing activity globally, increased completion tool sales internationally, higher artificial lift activity in North America land and improved stimulation activity in Latin America.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2019 was $6.2 billion, an increase of $326 million, or 6%, compared to the first nine months of 2018, primarily related to higher activity for drilling-related services in Europe/Africa/CIS and Latin America and improved wireline activity globally, partially offset by a decline in project management and drilling-related activity in the Middle East. Operating income in the first nine months of 2019 was $418 million, a decrease of $142 million, or 25%, compared to the first nine months of 2018, resulting primarily from reduced profitability across all product service lines in the Middle East.

GEOGRAPHIC REGIONS

North America
North America revenue in the first nine months of 2019 was $9.6 billion, a 14% decrease compared to the first nine months of 2018. These results were driven by lower activity and pricing for stimulation services in North America land, partially offset by higher artificial lift activity.

Latin America
Latin America revenue in the first nine months of 2019 was $1.8 billion, a 21% increase compared to the first nine months of 2018, resulting primarily from higher activity for the majority of our product service lines in Mexico, Argentina and Ecuador. These results were partially offset by reduced well construction activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2019 was $2.4 billion, a 9% increase from the first nine months of 2018, primarily due to increased well construction activity across the region and higher activity across multiple product service lines in Israel and the North Sea.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2019 was $3.5 billion, a 6% increase from the first nine months of 2018, primarily resulting from increased completion tool sales throughout the region, increased project management activity in India, higher stimulation activity in the Middle East, and improved drilling and wireline activity in Asia Pacific. These results were partially offset by reduced fluids and project management activity in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $308 million in the nine months ended September 30, 2019, primarily related to asset impairments and severance costs. This compares to $265 million of charges in the nine months ended September 30, 2018, representing a write-down of all of our remaining investment in Venezuela. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

NONOPERATING ITEMS

Effective tax rate. During the nine months ended September 30, 2019, we recorded a total income tax provision of $190 million on pre-tax income of $715 million, resulting in an effective tax rate of 26.6%. During the nine months ended September 30, 2018, we recorded a total income tax provision of $367 million on pre-tax income of $1.4 billion, resulting in an effective tax rate of 27.1%. Our effective tax rate for these periods were significantly impacted by the impairments and other charges recorded during the respective periods as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. Additionally, our effective tax rate for both periods were impacted by a geographic mix of earnings during the respective periods.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2019, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	30,342	$22.25	—	$5,200,008,050
August 1 - 31	157,456	$18.94	—	$5,200,008,050
September 1 - 30	27,783	$18.98	—	$5,200,008,050
Total	215,581	$19.41	—

(a)
All of the 215,581 shares purchased during the three-month period ended September 30, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.2 billion remained authorized for repurchases as of September 30, 2019. From the inception of this program in February 2006 through September 30, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

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

Item 5. Other Information

None.

Item 6. Exhibits

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Vice President and
Chief Financial Officer	Corporate Controller

Date: October 25, 2019