Form 10-K
period 2019-12-31
HALLIBURTON CO
filed 2020-02-11
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______
Commission File Number 001-03492
HALLIBURTON COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-2677995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 North Sam Houston Parkway East
Houston, Texas 77032
(Address of Principal Executive Offices)

Telephone Number – Area Code (281) 871-2699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.50 per share	HAL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2019, determined using the per share closing price on the New York Stock Exchange Composite tape of $22.74 on that date, was approximately $19.8 billion.
As of February 7, 2020, there were 879,911,447 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2019

i

Table of Contents	Item 1 | Business

PART I

Item 1. Business.

Description of business
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. We are proud of our over 100 years of operation, innovation, collaboration, and execution. Halliburton has fostered a culture of unparalleled service to the world's major, national and independent oil and gas producers. With approximately 55,000 employees, representing 140 nationalities in more than 80 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion and optimizing production throughout the life of the asset.

2019 Highlights
- Cost structure: Reorganized and reduced our cost structure in North America. We systematically rationalized and reduced our equipment supply to adjust to changing activity levels. We initiated a global cost savings and service delivery improvement program and executed personnel reductions and real estate rationalization to improve financial performance.
- Customer alignment: Continued to align with a portfolio of customers with a mix of pricing and volume designed to generate returns for Halliburton.
- Technology: Deployed technology that helped our customers maximize asset value, lower our cost and/or accrue value to Halliburton. We leveraged our experience in U.S. shales to provide a customized application of technology, logistics management and operational excellence to maximize asset value for our international customers.
- Safety and service quality: Achieved exceptional safety and service quality performance. Our total recordable incident rate and non-productive time improved over 20%, both historical bests across our business. This is a result of our employees’ continued commitment to safety and process execution.

2020 Focus
- International: Improve international revenue and operating margin growth opportunities from mature fields and shallow water markets with a higher utilization for our existing equipment in certain markets. Grow at or above international drilling and completions spending.
- North America: Continue to strategically grow our non-hydraulic fracturing businesses in North America. Continue implementing our cost savings and service delivery program to achieve higher utilization of existing fleets with a focus on delivering margin expansion and strong returns and cash flow.
- Capital discipline: Maintain capital discipline across all geographies to deliver strong returns and cash flow.

Operating segments
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

-	Production Solutions: provides customized well intervention solutions to increase well performance, which includes coiled tubing, hydraulic workover units and downhole tools.

HAL 2019 FORM 10-K | 1

Table of Contents	Item 1 | Business

-
Pipeline & Process Services: provides a complete range of pre-commissioning, commissioning, maintenance and decommissioning services to the onshore and offshore pipeline and process plant construction, commissioning and maintenance industries. During the fourth quarter of 2019, we made a strategic decision to market for sale this business.

-
Multi-Chem: provides customized specialty oilfield completion, production, and downstream water and process treatment chemicals and services to maximize production, ensure integrity of well and pipeline assets and address production, processing and transportation challenges.

-
Artificial Lift: provides services to maximize reservoir and wellbore recovery by applying lifting technology, intelligent field management solutions and related services throughout the life of the well, including electrical submersible pumps.

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

-
Halliburton Project Management: provides integrated solutions to our customers by leveraging the full line of our oilfield services, products and technologies to solve customer challenges throughout the oilfield lifecycle. It includes project management and integrated asset management.

The following charts depict the company's revenue split between its two operating segments for the years ended December 31, 2019 and 2018.

See Note 3 to the consolidated financial statements for further financial information related to each of our business segments. We have manufacturing operations in various locations, the most significant of which are located in the United States, Malaysia, Singapore and the United Kingdom.

HAL 2019 FORM 10-K | 2

Table of Contents	Item 1 | Business

Business strategy
Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve superior growth and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery and maximize production for our customers. Our objectives are to:

-	create a balanced portfolio of services and products supported by global infrastructure and anchored by technological innovation to further differentiate our company;

-	reach a distinguished level of operational excellence that reduces costs and creates real value;

-	preserve a dynamic workforce by being a preferred employer to attract, develop and retain the best global talent; and

-	maintain the highest ethical and business standards and health, safety and environmental performance.

For further discussion on our business strategies, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview."

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

We conduct business worldwide in more than 80 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. In 2019, 2018 and 2017, based on the location of services provided and products sold, 51%, 58% and 53%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict the company's revenue split between its four primary geographic regions for the years ended December 31, 2019 and 2018.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our business, consolidated results of operations or consolidated financial condition.

Information regarding our exposure to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and in Note 15 to the consolidated financial statements.

HAL 2019 FORM 10-K | 3

Table of Contents	Item 1 | Business

Customers
Our revenue during the past three years was derived from the sale of services and products to the energy industry. No single customer represented more than 10% of our consolidated revenue in any period presented.

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

Additionally, customer spending patterns for software, completion tools and various other oilfield services and products typically result in higher activity in the fourth quarter of the year. Conversely, customer spending patterns and budget constraints may lead to lower demand for our services and products in the second half of the year.

Employees
At December 31, 2019, we employed approximately 55,000 people worldwide compared to approximately 60,000 at December 31, 2018. At December 31, 2019, approximately 15% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.

Environmental regulation
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For further information related to environmental matters and regulation, see Note 10 to the consolidated financial statements and "Item 1(a). Risk Factors.”

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

At the direction of our customer, we design and generally implement a hydraulic fracturing operation to 'stimulate' the well's production, once the well has been drilled, cased and cemented. Our customer is generally responsible for providing the base fluid (usually water) used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing and/or recycling for further use any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.

HAL 2019 FORM 10-K | 4

Table of Contents	Item 1 | Business

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

We have proactively developed processes to provide our customers with the chemical constituents of our hydraulic fracturing fluids to enable our customers to comply with state laws as well as voluntary standards established by the Chemical Disclosure Registry, www.fracfocus.org. We have also invested considerable resources in developing hydraulic fracturing technologies, in both the equipment and chemistry portions of our business, which offer our customers a variety of environment-friendly options related to the use of hydraulic fracturing fluid additives and other aspects of our hydraulic fracturing operations. We created a hydraulic fracturing fluid system comprised of materials sourced entirely from the food industry. In addition, we have engineered a process that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluids, allowing customers to minimize the use of chemical biocides. We are committed to the continued development of innovative chemical and mechanical technologies that allow for more economical and environment-friendly development of the world’s oil and natural gas reserves, and that reduce noise while complying with Tier 4 lower emission legislation.

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

Although possible concerns have been raised about hydraulic fracturing, the circumstances described above have helped to mitigate those concerns. To date, we have not been obligated to compensate any indemnified party for any environmental liability arising directly from hydraulic fracturing, although there can be no assurance that such obligations or liabilities will not arise in the future. For further information on risks related to hydraulic fracturing, see "Item 1(a). Risk Factors.”

Working capital
We fund our business operations through a combination of available cash and equivalents, short-term investments and cash flow generated from operations. In addition, our revolving credit facility is available for additional working capital needs.

Web site access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet web site (www.halliburton.com) as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site (www.sec.gov) that contains our reports, proxy and information statements and our other SEC filings. We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2019, 2018, or 2017. Except to the extent expressly stated otherwise, information contained on or accessible from our

HAL 2019 FORM 10-K | 5

Table of Contents	Item 1 | Business

web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 11, 2020, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
Anne L. Beaty (Age 63)	Senior Vice President, Finance of Halliburton Company, since March 2017
Senior Vice President, Internal Assurance Services of Halliburton Company, November 2013 to March 2017

Eric J. Carre (Age 53)	Executive Vice President, Global Business Lines of Halliburton Company, since May 2016
Senior Vice President, Drilling and Evaluation Division of Halliburton Company, June 2011 to April 2016

Charles E. Geer, Jr. (Age 49)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019
Vice President and Corporate Controller of Halliburton Company, January 2015 to December 2019

Myrtle L. Jones (Age 60)	Senior Vice President, Tax of Halliburton Company, since March 2013

Lance Loeffler (Age 42)	Executive Vice President and Chief Financial Officer of Halliburton Company, since November 2018
Vice President of Investor Relations of Halliburton Company, April 2016 to November 2018
Vice President of Corporate Development of Halliburton Company, August 2014 to April 2016

Timothy M. McKeon (Age 47)	Vice President and Treasurer of Halliburton Company, since January 2014

Jeffrey A. Miller (Age 56)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019
Member of the Board of Directors, President and Chief Executive Officer of Halliburton Company, June 2017 to December 2018
Member of the Board of Directors and President of Halliburton Company, August 2014 to May 2017

Lawrence J. Pope (Age 51)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Joe D. Rainey (Age 63)	President, Eastern Hemisphere of Halliburton Company, since January 2011

Mark J. Richard (Age 58)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019
Senior Vice President, Business Development and Marketing of Halliburton Company, November 2015 to July 2018
Senior Vice President, Europe/Sub-Saharan Africa Region of Halliburton Company, February 2014 to October 2015

HAL 2019 FORM 10-K | 6

Table of Contents	Item 1 | Business

Robb L. Voyles (Age 62)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since January 2020
Executive Vice President, Secretary and General Counsel of Halliburton Company, May 2015 to December 2019
Interim Chief Financial Officer of Halliburton Company, March 2017 to June 2017
Executive Vice President and General Counsel of Halliburton Company, January 2014 to April 2015

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

HAL 2019 FORM 10-K | 7

Table of Contents	Item 1(a) | Risk Factors

Item 1(a). Risk Factors.

When considering an investment in Halliburton Company, all of the risk factors described below and other information included and incorporated by reference in this annual report should be carefully considered. Any of these risk factors could have a significant or material adverse effect on our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or cash flows.

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

Factors affecting the prices of oil and natural gas include:

-	the level of supply and demand for oil and natural gas;

-	the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain oil production levels;

-	the level of oil production in the U.S. and by other non-OPEC countries;

-	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

-	the cost of, and constraints associated with, producing and delivering oil and natural gas;

-	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

-	weather conditions, natural disasters and health or similar issues, such as pandemics or epidemics;

-	worldwide political, military and economic conditions; and

-	increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

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

-
the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors' interest in hydrocarbon producers because of environmental and sustainability initiatives;

-	changes in customers' capital allocation, leading to less focus on growth;

-	restrictions on our customers' ability to get their produced oil and natural gas to market due to infrastructure limitations;

-	the consolidation of our customers;

-	customer personnel changes; and

-	adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customer credit facilities.

Any significant reduction in commodity prices or a change in our customers’ expectations of commodity prices, economic growth or supply and demand for oil and natural gas may result in capital budget reductions in the future. Any

HAL 2019 FORM 10-K | 8

Table of Contents	Item 1(a) | Risk Factors

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
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with our business associates, such as customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including attacks resulting from phishing emails and ransomware infections. We detected and remediated all of these incidents. Even if we successfully defend our own digital technologies and services, we also rely on our business associates, with whom we may share data and services, to defend their digital technologies and services against attack. No known leakage of material financial, technical or customer data occurred as a result of cyberattacks against us and none of the incidents mentioned above had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

If our systems, or our business associates' systems, for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our business associates, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

HAL 2019 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors

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

In 2017, the U.S. Government announced sanctions directed at certain Venezuelan individuals and imposed additional economic sanctions around certain categories of trade financing transactions in Venezuela. In the first quarter of 2018, the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury issued additional guidance on these sanctions which purports to prohibit the acceptance of payments on receivables issued on or after August 25, 2017 and outstanding longer than 90 days from customers subject to U.S. sanctions related to Venezuela in the absence of an OFAC license. During the first quarter of 2018, we wrote down all of our remaining investment in Venezuela. On January 28, 2019, OFAC issued additional sanctions targeting the Venezuela energy sector and granted a general license to us to continue our operations in Venezuela, subject to previously issued OFAC sanctions. This general license was set to expire on July 27, 2019, but has been extended several times and is now set to expire on April 22, 2020. We are continuing our limited operations in Venezuela pursuant to this general license and continuing to evaluate our operations in advance of the April 22, 2020 termination of the general license.

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

HAL 2019 FORM 10-K | 10

Table of Contents	Item 1(a) | Risk Factors

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
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Four states (New York, Maryland, Vermont, and Washington) have banned the use of high volume hydraulic fracturing, Oregon has adopted a five-year moratorium, and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations.

The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Liabilities arising out of well incidents could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Events can occur at well sites where we conduct our operations, including blowouts potentially resulting in explosions, fires, personal injuries, property damage, pollution and potential legal responsibility. For example, a well where we provided services in Indonesian waters experienced a well control issue in July 2019, which resulted in hydrocarbons being released into the water surrounding the well site. Generally, we rely on contractual indemnities, releases and limitations on liability with our customers, and liability insurance coverage, to protect us from potential liability related to such occurrences, and, although no claim has been asserted against us, we expect we would do so with respect to the event in Indonesia. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Liability for cleanup costs, natural resource damages and other damages arising as a result of environmental laws and regulations could be substantial and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We are subject to numerous environmental laws and regulations in the United States and the other countries where we do business. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. From time to time, claims have been made against us under environmental laws and regulations. In the United States, environmental laws and regulations

HAL 2019 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors

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
In addition to the numerous environmental laws and regulations that apply to our operations, we are subject to a variety of laws and regulations in the United States and other countries relating to health and safety. Among those laws and regulations are those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport and use radioactive and explosive materials in certain of our operations. Applicable regulatory requirements include those concerning:

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

Failure on our part to comply with applicable health, safety and environmental laws and regulations or costs arising from regulatory compliance, including compliance with changes in or expansion of applicable regulatory requirements, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

HAL 2019 FORM 10-K | 12

Table of Contents	Item 1(a) | Risk Factors

Our business could be materially and adversely affected by severe or unseasonable weather where we have operations.
Our business could be materially and adversely affected by severe weather, particularly in Canada, the Gulf of Mexico, Russia and the North Sea. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe or unseasonable weather conditions may include:

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
We have operations in more than 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in or interpretation of tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for the year and have an adverse effect on our financial statements.

We are subject to foreign currency exchange risks and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries or to repatriate assets from some countries.
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

HAL 2019 FORM 10-K | 13

Table of Contents	Item 1(a) | Risk Factors

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

HAL 2019 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors

These transactions also involve risks, and we cannot ensure that:

-	any acquisitions we attempt will be completed on the terms announced, or at all;

-	any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;

-	any acquisitions would be successfully integrated into our operations and internal controls;

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

HAL 2019 FORM 10-K | 15

Table of Contents	Item 1(b) | Unresolved Staff Comments

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

The following locations represent our major facilities by segment:

–	Completion and Production: Arbroath, United Kingdom; Johor Bahru, Malaysia; and Lafayette, Louisiana

–	Drilling and Evaluation: Alvarado, Texas and The Woodlands, Texas

–
Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Denver, Colorado; Dhahran, Saudi Arabia; Dubai, United Arab Emirates; Duncan, Oklahoma; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Moscow, Russia; Panama City, Panama; Pune, India; Rio de Janeiro, Brazil; Singapore; and Tananger, Norway

Item 3. Legal Proceedings.
Information related to Item 3. Legal Proceedings is included in Note 10 to the consolidated financial statements.

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

HAL 2019 FORM 10-K | 16

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Halliburton Company’s common stock is traded on the New York Stock Exchange under the symbol "HAL." Information related to quarterly dividend payments is included under the caption “Quarterly Financial Data” in the consolidated financial statements. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2020.

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2019, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2014 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

	December 31
	2014	2015	2016	2017	2018	2019
Halliburton	$100.00	$88.13	$142.39	$130.67	$72.43	$68.30
Philadelphia Oil Service Index (OSX)	100.00	76.62	91.16	75.48	41.35	41.12
Standard & Poor’s 500 ® Index	100.00	101.38	113.51	138.29	132.23	173.86

HAL 2019 FORM 10-K | 17

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 7, 2020, we had 11,316 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	17,044	$19.89	—	$5,200,008,050
November 1 - 30	15,881	$20.23	—	$5,200,008,050
December 1 - 31	149,303	$21.96	—	$5,200,008,050
Total	182,228	$21.62	—

(a)
All of the 182,228 shares purchased during the three-month period ended December 31, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $5.2 billion remained authorized for repurchases as of December 31, 2019. From the inception of this program in February 2006 through December 31, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

Item 6. Selected Financial Data.

The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," both contained herein.

HALLIBURTON COMPANY Selected Financial Data (Unaudited)

	Year ended December 31
Millions of dollars except per share data	2019	2018	2017	2016	2015
Revenue	$22,408	$23,995	$20,620	$15,887	$23,633
Operating income (loss)	(448)	2,467	1,374	(6,770)	(165)
Income (loss) from continuing operations	(1,129)	1,657	(449)	(5,767)	(662)
Basic and diluted income (loss) per share from continuing operations	(1.29)	1.89	(0.51)	(6.69)	(0.78)
Cash dividends per share	0.72	0.72	0.72	0.72	0.72
Net working capital	6,334	6,349	5,915	7,654	14,733
Total assets	25,377	25,982	25,085	27,000	36,942
Long-term debt	10,316	10,312	10,430	12,214	14,687
Total debt	10,327	10,344	10,942	12,384	15,429
Total shareholders’ equity	8,025	9,544	8,349	9,448	15,495
Cash flows from operating activities	2,445	3,157	2,468	(1,703)	2,906
Capital expenditures	1,530	2,026	1,373	798	2,184

HAL 2019 FORM 10-K | 18

Table of Contents	Item 7 | Executive Overview

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in "Item 8. Financial Statements and Supplementary Data" contained herein.

EXECUTIVE OVERVIEW

Financial results
We experienced challenging market dynamics in 2019 as our customers in the North America market fundamentally shifted from growth to capital discipline, impacting our business through reduced customer activity and pricing pressure, while the international markets continued their recovery. We executed our value proposition, delivered exceptional safety and service quality, and remained focused on generating strong returns and cash flow. The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2019, we generated total company revenue of $22.4 billion, a 7% decrease from the $24.0 billion of revenue generated in 2018, with our Completion and Production (C&P) segment declining by 12% and our Drilling and Evaluation (D&E) segment improving by 4%. We reported a total company operating loss of approximately $448 million in 2019 driven by $2.5 billion of impairments and other charges. This compares to operating income of $2.5 billion in 2018. A significant decline in stimulation activity and pricing in North America land during 2019 negatively impacted operating results, coupled with reduced drilling activity in the Middle East.

Our North America revenue declined 18% in 2019, as compared to 2018, driven by reduced customer activity and pricing, and our decision to focus on customers that provide better returns. The North America land rig count decreased 26% from its high point in early 2019 to its low point in December 2019, with a 9% drop from the third to the fourth quarter. Customer activity declined across all basins in North America land during the fourth quarter of 2019, affecting both our drilling and completions businesses. This reduction in activity resulted in part from our North American customers’ increase in capital discipline. With this backdrop, we moved quickly to implement a service delivery improvement strategy and initiate cost reductions, which included proactively managing our fleet count to anticipated levels of near-term demand, executing personnel reductions, and rationalizing our real estate portfolio. We performed this exercise with a focus on adjusting our cost structure to improve financial performance. We did, however, experience growth in many of our non-hydraulic fracturing businesses and will continue to focus on these businesses going forward.

With strong growth opportunities internationally, we continued to benefit from the recovery in this market as revenue increased 10% in 2019, as compared to 2018, outgrowing the international rig count for the second year in a row. All international regions significantly contributed to this revenue increase, led by Asia Pacific, Latin America and Europe, with meaningful contributions from both of our divisions. Our Completion and Production division led with a 13% increase in revenue due to higher activity in mature fields in Europe and unconventionals in Argentina, the United Arab Emirates, and Australia, while our Drilling and Evaluation division grew international revenues by 8% with increased activity levels in all markets, particularly Norway, Mexico, China and Nigeria.

HAL 2019 FORM 10-K | 19

Table of Contents	Item 7 | Executive Overview

Business outlook
2019 closed the decade of the shale revolution that transformed the United States into the world's top hydrocarbon producer. Our company was an early participant in this development and invested and innovated alongside our customers since the beginning. As unconventionals enter the maturation phase and as capital spending by our customers has decreased, we remain committed to the North American market and taking appropriate actions to thrive in the new environment. The cost containment measures we took in the fourth quarter of 2019 should benefit our business as we adapt to this dynamic market environment.

In North America, the shale industry is facing its biggest challenge since the 2015 downturn with a strong focus on capital discipline. In the fourth quarter of 2019, the market experienced a long-awaited attrition of equipment. More equipment is expected to exit the market in 2020 driven by lower demand and increasing service intensity. After systematically rationalizing and reducing equipment supply in 2019 to adjust to changing activity levels, in 2020 we plan to provide the capacity that maximizes the returns on our overall fleet. We also expect customer spending behavior to remain similar to 2019 in which some operators spend a higher portion of their budgets earlier in the year. With North America customer spending expected to decline again in 2020, we will continue our strategy to maximize returns with an appropriate level of service capacity while continuing to invest in technologies that improve margins. We plan to continue strategic growth opportunities with our non-hydraulic fracturing businesses. Our Wireline and Perforating, Artificial Lift, and Specialty Chemical product lines all produced strong double-digit revenue growth in 2019, despite the overall market softness in U.S. land, and we intend to build on this momentum and spread it to other services.

Internationally, we expect a third consecutive year of customer spending growth. We believe we have the right footprint and an enhanced technology portfolio to compete successfully across the international markets. Our pipeline of projects is strong and we expect continued growth in our Drilling and Evaluation division as our iCruise rotary steerable drilling platform roll-out continues, new offshore drilling activity begins around the world, and we operate a full year of our Norway integrated contracts. Pricing in certain international regions is improving, and we expect this momentum to continue in 2020. We are gaining pricing traction on new work and contract renewals, and we are making strategic choices about the work we pursue to deliver returns-driven growth in the international markets. We intend to be prudent with capital allocation with a strategic reallocation of assets to opportunities with better returns, driving the right pricing discussions with customers. We believe that with increased activity, disciplined capital allocation, pricing improvements, and our ability to compete for a larger share of high-margin services, we will achieve international margin expansion.

In 2020, we will continue to focus on delivering margin expansion and strong returns and cash flow while continuing to build the foundation for a longer-term recovery. We intend to dynamically respond to the changing market, invest effectively and remain flexible in our cost structure. We believe in responsible capital stewardship, prioritizing capital efficiency, and investing in the technologies that deliver differentiation and returns. We will continue to collaborate and engineer solutions to maximize asset value for our customers and align our business with customers in the fastest growing market segments with attention to the sustainability of our business, minimizing environmental impacts and acting as a responsible corporate citizen.

We intend to continue to strengthen our product service lines through a combination of organic growth, investment and selective acquisitions. We plan to continue executing the following strategies in 2020:

-	prudently allocating capital into strategic markets around the world;

-	collaborating with, and engineering solutions to maximize asset value for, our customers;

-	leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;

-
investing in technology that will help our customers reduce reservoir uncertainty, increase operational efficiency and improve well productivity - as well as help us reduce our costs and deliver acceptable returns;

-	improving working capital and managing our balance sheet to maximize our financial flexibility;

-
seeking additional ways to be one of the most cost-efficient service providers in the industry by optimizing costs, maintaining capital discipline and leveraging our scale and breadth of operations; and

-	striving to achieve superior returns and cash flow generation for our shareholders.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

HAL 2019 FORM 10-K | 20

Table of Contents	Item 7 | Executive Overview

Capital expenditures
During 2019, our capital expenditures were approximately $1.5 billion, a decrease of 24% from 2018, which were predominantly made in our Sperry Drilling, Production Enhancement, Artificial Lift, Wireline and Perforating, and Production Solutions product service lines. We intend to reduce our capital expenditures by 20% in 2020 to approximately $1.2 billion. We believe this level of spend, approximately 60% of which we plan to allocate to our Completion and Production division, will allow continued investments in our anticipated international growth while continuing to adjust our business to the current conditions in North America. Within this reduced budget, we will continue investing in and growing certain of our businesses, expanding our Artificial Lift footprint, continuing our global roll-out of our iCruise rotary steerable drilling platform, and focusing on digital efforts and new technologies aimed at improving our efficiency and reducing our operating costs. However, the allocation of capital expenditures across business lines may change depending on market conditions. We believe our capital allocation decisions are consistent with our focus on generating strong cash flow for our investors, regardless of the market environment.

Financial markets, liquidity and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of December 31, 2019, we had $2.3 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility which expires in 2024. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

HAL 2019 FORM 10-K | 21

Table of Contents	Item 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had $2.3 billion of cash and equivalents, compared to $2.0 billion of cash and equivalents at December 31, 2018.

Significant sources and uses of cash in 2019
Sources of cash:

–
Cash flows from operating activities were $2.4 billion. Included within cash flows from operating activities was a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $161 million, primarily associated with reduced payables and a build-up of inventory related to our strategic technology deployments, coupled with approximately $144 million of severance payments.

Uses of cash:

–
Capital expenditures were $1.5 billion and were predominantly made in our Sperry Drilling, Production Enhancement, Artificial Lift, Wireline and Perforating and Production Solutions product service lines.

–	We paid $630 million of dividends to our shareholders.

–	We repurchased approximately 4.5 million shares of our common stock under our share repurchase program at a total cost of approximately $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which provides some flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2020 is currently expected to be approximately $1.2 billion, a reduction of approximately 20% from 2019. For additional information on capital expenditures, see “Executive Overview.”

We are actively evaluating our debt maturity profile and other opportunities around uses of cash, which could include paying off portions of near-term debt, funding acquisitions and organic growth projects or shareholder return opportunities.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Subject to Board of Directors approval, our intention is to continue paying dividends at our current rate during 2020. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.2 billion remained authorized for repurchases as of December 31, 2019 and may be used for open market and other share purchases.

Contractual obligations
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2019:

	Payments Due
Millions of dollars	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (a)	$11	$697	$4	$1,100	$—	$8,604	$10,416
Interest on debt (b)	520	511	486	486	448	7,431	9,882
Operating leases	235	186	149	107	71	442	1,190
Finance leases	61	62	62	61	48	82	376
Purchase obligations (c)	618	139	51	19	—	1	828
Other long-term liabilities (d)	24	—	—	—	—	—	24
Total	$1,469	$1,595	$752	$1,773	$567	$16,560	$22,716

(a)	Represents principal amounts of long-term debt, including current maturities of debt, which excludes any unamortized debt issuance costs and discounts.

(b)	Interest on debt includes 77 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.

(c)	Amount in 2020 primarily represents certain purchase orders for goods and services utilized in the ordinary course of our business.

(d)
Represents pension funding obligations associated with international plans for 2020 only and are based on assumptions that are subject to change as we are currently not able to reasonably estimate our contributions for years after 2020.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are not able to reasonably estimate the period of cash settlement with the respective taxing authorities. Therefore, gross unrecognized tax benefits have been excluded from the contractual obligations table above. We had $425 million of gross

HAL 2019 FORM 10-K | 22

Table of Contents	Item 7 | Liquidity and Capital Resources

unrecognized tax benefits, excluding penalties and interest, at December 31, 2019, of which we estimate $235 million may require a cash payment by us. We estimate that $205 million of the cash payment will not be settled within the next 12 months.

Other factors affecting liquidity
Financial position in current market. As of December 31, 2019, we had $2.3 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility which expires in 2024. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs in 2020, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain A- for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. See Note 5 to the consolidated financial statements for further discussion.

HAL 2019 FORM 10-K | 23

Table of Contents	Item 7 | Business Environment and Results of Operations

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2019, 2018 and 2017, based on the location of services provided and products sold, 51%, 58% and 53%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that an interruption of operations in any one country, other than the United States, would be materially adverse to our consolidated results of operations.

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

The following table shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil and Henry Hub natural gas:

	2019	2018	2017
Oil price - WTI (1)	$56.98	$64.94	$50.93
Oil price - Brent (1)	64.36	71.08	54.30
Natural gas price - Henry Hub (2)	2.54	3.17	3.04
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2019	2018	2017
U.S. Land	920	1,013	856
U.S. Offshore	23	19	20
Canada	134	191	206
North America	1,077	1,223	1,082
International	1,098	988	949
Worldwide total	2,175	2,211	2,031

HAL 2019 FORM 10-K | 24

Table of Contents	Item 7 | Business Environment and Results of Operations

Crude oil prices have been extremely volatile over the past five years. WTI oil spot prices declined significantly beginning in 2014 from a peak price of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016, a level which had not been experienced since 2003. Since the low point experienced in early 2016, oil prices increased substantially, with WTI oil spot prices reaching a high of $77 per barrel in June 2018. In late 2018, oil prices again declined with WTI oil spot prices reaching a low of $44 per barrel in December, but rising to a high of $66 per barrel in April 2019. The average full year 2019 WTI crude oil spot price of $57 decreased 12% from the average 2018 price.

In the United States Energy Information Administration (EIA) January 2020 "Short Term Energy Outlook," the EIA projected Brent prices to average $65 per barrel in 2020 and $68 per barrel in 2021, while WTI prices were projected to average approximately $5.50 less per barrel through 2020 and 2021. The International Energy Agency's (IEA) January 2020 "Oil Market Report" forecasts 2020 global demand to average approximately 101.5 million barrels per day, an increase of 1% from 2019, driven by increases in the Asia Pacific region, while all other regions remain approximately the same.

The Henry Hub natural gas spot price in the United States averaged $2.54 per MMBtu in 2019, a decrease of $0.63 per MMBtu, or 20%, from 2018. The EIA January 2020 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.33 per MMBtu in 2020 and some upward price pressures to emerge in 2021 causing the average price to increase to $2.54 per MMBtu.

North America operations
The average North America rig count decreased 146 rigs, or 12%, for the full year 2019 as compared to 2018. The market for both drilling and completion services softened during the second half of 2019 with a continued reduction in activity as customers were focused on staying within their capital spending budgets. Some of the other factors leading to activity reductions included an oversupplied gas market and concerns about oil demand softness. In 2020, based on current information, we expect customers in U.S. land to reduce capital spending by approximately 10% from 2019 levels.

International operations
The average international rig count for 2019 increased 110 rigs, or 11% compared to 2018. We continue to see a broad-based recovery across numerous international geographies, and we expect more revenue and margin growth opportunities coming from mature fields and shallow water markets in 2020. Barring a global economic slowdown, broader offshore recovery should add momentum to the international growth. In 2020, we expect the international spend by our customers to slightly increase, making it the third consecutive year of spending growth.

Venezuela. The general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allows us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, was set to expire on July 27, 2019, but has been extended several times and is now set to expire on April 22, 2020. Consequently, unless OFAC further extends the term of the general license, we will cease operations in Venezuela on that date in order to comply with the sanctions. In that event, it is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

HAL 2019 FORM 10-K | 25

Table of Contents	Item 7 | Results of Operations in 2019 Compared to 2018

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018

Revenue:			Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$14,031	$15,973	$(1,942)	(12)%
Drilling and Evaluation	8,377	8,022	355	4
Total revenue	$22,408	$23,995	$(1,587)	(7)%
By geographic region:
North America	$11,884	$14,431	$(2,547)	(18)%
Latin America	2,364	2,065	299	14
Europe/Africa/CIS	3,285	2,945	340	12
Middle East/Asia	4,875	4,554	321	7
Total	$22,408	$23,995	$(1,587)	(7)%

Operating income (loss):			Favorable	Percentage
Millions of dollars	2019	2018	(Unfavorable)	Change
Completion and Production	$1,671	$2,278	$(607)	(27)%
Drilling and Evaluation	642	745	(103)	(14)
Total	2,313	3,023	(710)	(23)
Corporate and other	(255)	(291)	36	12
Impairments and other charges	(2,506)	(265)	(2,241)	n/m
Total operating income (loss)	$(448)	$2,467	$(2,915)	n/m
n/m = not meaningful

Consolidated revenue in 2019 was $22.4 billion, a decrease of $1.6 billion, or 7%, compared to 2018, primarily due to lower activity and pricing in North America land, primarily associated with stimulation services and well construction. Revenue from North America was 53% of consolidated revenue in 2019 and 60% of consolidated revenue in 2018.

We reported a consolidated operating loss of $448 million in 2019 driven by $2.5 billion of impairments and other charges. This compares to operating income of $2.5 billion in 2018, which includes $265 million of impairments and other charges related to Venezuela. A significant decline in stimulation activity and pricing in North America land during 2019 negatively impacted operating results, coupled with reduced drilling activity in the Middle East. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue was $14.0 billion in 2019, a decrease of $1.9 billion, or 12%, compared to 2018. Operating income was $1.7 billion in 2019, a 27% decrease from $2.3 billion in 2018. These results were primarily driven by reduced activity and pricing for stimulation services and lower completion tool sales in North America land. Partially offsetting these results were increased artificial lift activity in North America land, higher completion tool sales in the Gulf of Mexico, increased pressure pumping activity and higher completion tool sales in the Eastern Hemisphere, and higher pressure pumping activity in Latin America.

Drilling and Evaluation
Drilling and Evaluation revenue was $8.4 billion in 2019, an increase of $355 million, or 4%, from 2018. These results were primarily driven by a global increase in wireline activity, increased activity in multiple product service lines in the North Sea and Mexico, coupled with improved drilling activity in Asia Pacific and higher testing activity in the Eastern Hemisphere. These improvements were partially offset by decreased activity for drilling-related services in North America land and lower project management activity in the Middle East.

HAL 2019 FORM 10-K | 26

Table of Contents	Item 7 | Results of Operations in 2019 Compared to 2018

Operating income was $642 million in 2019, a decrease of $103 million, or 14%, compared to 2018. These results were primarily driven by a decline in drilling activity in North America land, coupled with lower project management and drilling activity in the Middle East. Partially offsetting these results were global improvements in wireline activity and increased drilling-related services in Europe/Africa/CIS.

GEOGRAPHIC REGIONS

North America
North America revenue was $11.9 billion in 2019, an 18% decrease compared to 2018, resulting from lower activity and pricing in North America land, primarily associated with stimulation and drilling-related activity. This decline was partially offset by increased artificial lift activity in North America land and improved completion tool sales in the Gulf of Mexico.

Latin America
Latin America revenue was $2.4 billion in 2019, a 14% increase compared to 2018, resulting primarily from increased activity in multiple product service lines in Mexico and Argentina, partially offset by decreased well construction activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $3.3 billion in 2019, a 12% increase compared to 2018. The increases were due to higher activity for multiple product service lines throughout the region, primarily in the North Sea, Israel and Russia, partially offset by decreased pipeline services across the region.

Middle East/Asia
Middle East/Asia revenue was $4.9 billion in 2019, a 7% increase compared to 2018. The increases were due to higher activity throughout the region, primarily related to pressure pumping, completion tool sales and wireline activity, partially offset by decreased drilling activity and project management activity in the Middle East.

OTHER OPERATING ITEMS

Impairments and other charges were $2.5 billion in 2019, consisting of asset impairments, primarily associated with pressure pumping and drilling equipment, as well as severance and other costs incurred as we adjusted our cost structure during the year. This compares to $265 million of impairments and other charges recorded in 2018, representing a write-down of all of our remaining investment in Venezuela. See Note 2 to the consolidated financial statements for further discussion on these charges.

NONOPERATING ITEMS

Effective tax rate. During 2019, we recorded a total income tax provision of $7 million on a pre-tax loss of $1.1 billion, resulting in an effective tax rate of -0.6%. During 2018, we recorded a total income tax provision $157 million on pre-tax income of $1.8 billion, resulting in an effective tax rate of 8.7%. See Note 11 to the consolidated financial statements for significant drivers of these effective tax rates.

HAL 2019 FORM 10-K | 27

Table of Contents	Item 7 | Results of Operations in 2018 Compared to 2017

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017

Information related to the comparison of our operating results between the years 2018 and 2017 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

HAL 2019 FORM 10-K | 28

Table of Contents	Item 7 | Critical Accounting Estimates

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:

-
forecasting our effective income tax rate, including our future ability to utilize foreign tax credits and the realizability of deferred tax assets (including net operating loss carryforwards), and providing for uncertain tax positions;

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

HAL 2019 FORM 10-K | 29

Table of Contents	Item 7 | Critical Accounting Estimates

We have operations in more than 80 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year and have an adverse effect on our financial statements.

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

Legal and investigation matters
As discussed in Note 10 of our consolidated financial statements, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2019, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

When conducting an impairment test on long-lived assets, other than goodwill, we first group individual assets based on a the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets, which requires some judgment. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the undiscounted cash flows are less than the asset group’s carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. See Note 2 to the consolidated financial statements for impairments and other charges recorded during the year ended December 31, 2019.

HAL 2019 FORM 10-K | 30

Table of Contents	Item 7 | Critical Accounting Estimates

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

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If market conditions further deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record additional impairments of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results. See Note 1 to the consolidated financial statements for our accounting policies related to long-lived assets.

Acquisitions - purchase price allocation
We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. We engage third-party appraisal firms when appropriate to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Our acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain future conditions are met. These earn-out provisions are estimated and recognized at fair value at the acquisition date based on projected earnings or other financial metrics over specified periods after the acquisition date. These estimates are reviewed during the specified period and adjusted based on actual results.

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

At December 31, 2019, our allowance for bad debts totaled $776 million, or 15.4% of notes and accounts receivable before the allowance. At December 31, 2018, our allowance for bad debts totaled $738 million, or 12.8% of notes and accounts receivable before the allowance. The allowance for bad debts in both years is primarily comprised of accounts receivable with our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2019 would have resulted in a $51 million adjustment to 2019 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2019, we had no material off balance sheet arrangements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees or surety bonds were outstanding as of December 31, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

HAL 2019 FORM 10-K | 31

Table of Contents	Item 7 | Financial Instrument Market Risk

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our foreign exchange hedges, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2019 would result in a $91 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars. With respect to interest rates sensitivity, after consideration of the impact from our interest rate swap, a hypothetical 100 basis point increase in the LIBOR rate would result in approximately an additional $1 million of interest charges for the year ended December 31, 2019.

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

For further information regarding foreign currency exchange risk, interest rate risk and credit risk, see Note 15 to the consolidated financial statements.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 10 to the consolidated financial statements and "Part I, Item 1(a). “Risk Factors.”

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

HAL 2019 FORM 10-K | 32

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 15 to the consolidated financial statements.

HAL 2019 FORM 10-K | 33

Item 8. Financial Statements and Supplementary Data.

HAL 2019 FORM 10-K | 34

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Lance Loeffler
Jeffrey A. Miller	Lance Loeffler
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2019 FORM 10-K | 35

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company had gross deferred tax assets of $3.3 billion and a related valuation allowance of $1.1 billion as of December 31, 2019.
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. This evaluation of the realizability of deferred tax assets, specifically related to net operating loss carryforwards and foreign tax credits, required subjective auditor judgment to assess the forecasts of future taxable income over the periods in which those temporary differences become deductible. Changes in assumptions regarding forecasted taxable income could have an impact on the Company’s evaluation of the realizability of the deferred tax assets.

HAL 2019 FORM 10-K | 36

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls related to the Company’s evaluation of the realizability of deferred tax assets, including controls related to the development of forecasts of future taxable income. We evaluated the assumptions used in the development of forecasts of future taxable income by comparing to historical actuals while considering current and anticipated future commodity prices or market events. We also evaluated the Company’s history of realizing deferred tax assets by evaluating the expiration of net operating loss carryforwards and foreign tax credits.
Assessment of the Fair Value of Property, Plant and Equipment
As discussed in Notes 1, 2, and 8 to the consolidated financial statements, the gross amount of property, plant and equipment as of December 31, 2019 was $19.9 billion and related accumulated depreciation of $12.6 billion. The Company recognizes impairment on property, plant and equipment when the undiscounted cash flows expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. The Company recognized an impairment charge of $1.4 billion for the year ended December 31, 2019.
We identified the assessment of the Company’s estimate of the fair value of property, plant and equipment as a critical audit matter. There was a high degree of subjectivity in evaluating the significant assumptions used in determining the discounted cash flows needed to estimate the fair value of the asset groups, specifically the revenue growth rates, operating margin and the discount rate used.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the discounted cash flows of the asset groups, including controls related to the significant assumptions. We evaluated the Company’s development of the revenue growth rates and operating margin assumptions by identifying and assessing the sources of data that management used in their assessment. We evaluated the revenue growth rates and operating margin for consistency with relevant historical data, changes in the business, and external industry data. In addition, we involved valuation professionals with specialized skills and knowledge to assist with evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 11, 2020

HAL 2019 FORM 10-K | 37

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company's and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Houston, Texas
February 11, 2020

HAL 2019 FORM 10-K | 38

HALLIBURTON COMPANY Consolidated Statements of Operations

	Year Ended December 31
Millions of dollars and shares except per share data	2019	2018	2017
Revenue:
Services	$16,884	$18,444	$15,408
Product sales	5,524	5,551	5,212
Total revenue	22,408	23,995	20,620
Operating costs and expenses:
Cost of services	15,684	16,591	14,205
Cost of sales	4,439	4,418	4,138
Impairments and other charges	2,506	265	647
General and administrative	227	254	256
Total operating costs and expenses	22,856	21,528	19,246
Operating income (loss)	(448)	2,467	1,374
Interest expense, net of interest income of $23, $44, and $112	(569)	(554)	(593)
Other, net	(105)	(99)	(99)
Income (loss) from continuing operations before income taxes	(1,122)	1,814	682
Income tax provision	(7)	(157)	(1,131)
Income (loss) from continuing operations	(1,129)	1,657	(449)
Loss from discontinued operations, net	—	—	(19)
Net income (loss)	$(1,129)	$1,657	$(468)
Net (income) loss attributable to noncontrolling interest	(2)	(1)	5
Net income (loss) attributable to company	$(1,131)	$1,656	$(463)
Amounts attributable to company shareholders:
Income (loss) from continuing operations	$(1,131)	$1,656	$(444)
Loss from discontinued operations, net	—	—	(19)
Net income (loss) attributable to company	$(1,131)	$1,656	$(463)
Basic and diluted income (loss) per share attributable to company shareholders:
Income (loss) from continuing operations	$(1.29)	$1.89	$(0.51)
Loss from discontinued operations, net	—	—	(0.02)
Net income (loss) per share	$(1.29)	$1.89	$(0.53)

Basic weighted average common shares outstanding	875	875	870
Diluted weighted average common shares outstanding	875	877	870
See notes to consolidated financial statements.

HAL 2019 FORM 10-K | 39

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
Millions of dollars	2019	2018	2017
Net income (loss)	$(1,129)	$1,657	$(468)
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(11)	131	(22)
Other	3	(17)	7
Other comprehensive income (loss), net of income taxes	(8)	114	(15)
Comprehensive income (loss)	$(1,137)	$1,771	$(483)
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(1)	5
Comprehensive income (loss) attributable to company shareholders	$(1,139)	$1,770	$(478)
See notes to consolidated financial statements.

HAL 2019 FORM 10-K | 40

HALLIBURTON COMPANY Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2019	2018
Assets
Current assets:
Cash and equivalents	$2,268	$2,008
Receivables (net of allowances for bad debts of $776 and $738)	4,577	5,234
Inventories	3,139	3,028
Other current assets	1,228	881
Total current assets	11,212	11,151
Property, plant and equipment (net of accumulated depreciation of $12,630 and $13,153)	7,310	8,873
Goodwill	2,812	2,825
Deferred income taxes	1,683	1,384
Operating lease right-of-use assets	931	—
Other assets	1,429	1,749
Total assets	$25,377	$25,982
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,432	$3,018
Accrued employee compensation and benefits	604	714
Taxes other than income	310	248
Current portion of operating lease liabilities	208	—
Other current liabilities	1,324	822
Total current liabilities	4,878	4,802
Long-term debt	10,316	10,312
Operating lease liabilities	825	—
Employee compensation and benefits	525	483
Other liabilities	808	841
Total liabilities	17,352	16,438
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,068 and 1,069 shares)	2,669	2,671
Paid-in capital in excess of par value	143	211
Accumulated other comprehensive loss	(362)	(355)
Retained earnings	11,989	13,739
Treasury stock, at cost (190 and 198 shares)	(6,427)	(6,744)
Company shareholders’ equity	8,012	9,522
Noncontrolling interest in consolidated subsidiaries	13	22
Total shareholders’ equity	8,025	9,544
Total liabilities and shareholders’ equity	$25,377	$25,982
See notes to consolidated financial statements.

HAL 2019 FORM 10-K | 41

HALLIBURTON COMPANY Consolidated Statements of Cash Flows

	Year Ended December 31
Millions of dollars	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,129)	$1,657	$(468)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	2,506	265	647
Cash impact of impairments and other charges - severance payments	(144)	—	—
Depreciation, depletion and amortization	1,625	1,606	1,556
Deferred income tax provision (benefit), continuing operations	(396)	(267)	734
Changes in assets and liabilities:
Receivables	636	(186)	(1,350)
Accounts payable	(595)	483	753
Inventories	(202)	(681)	(29)
Other operating activities	144	280	625
Total cash flows provided by (used in) operating activities	2,445	3,157	2,468
Cash flows from investing activities:
Capital expenditures	(1,530)	(2,026)	(1,373)
Proceeds from sales of property, plant and equipment	190	218	158
Payments to acquire businesses, net of cash acquired	(33)	(187)	(628)
Other investing activities	(72)	2	(84)
Total cash flows provided by (used in) investing activities	(1,445)	(1,993)	(1,927)
Cash flows from financing activities:
Dividends to shareholders	(630)	(630)	(626)
Proceeds from issuance of common stock	118	195	158
Stock repurchase program	(100)	(400)	—
Payments on long-term borrowings	(13)	(445)	(1,641)
Other financing activities	(70)	(139)	(52)
Total cash flows provided by (used in) financing activities	(695)	(1,419)	(2,161)
Effect of exchange rate changes on cash	(45)	(74)	(52)
Increase (decrease) in cash and equivalents	260	(329)	(1,672)
Cash and equivalents at beginning of year	2,008	2,337	4,009
Cash and equivalents at end of year	$2,268	$2,008	$2,337
Supplemental disclosure of cash flow information:
Cash payments (receipts) during the period for:
Interest	$534	$556	$594
Income taxes	$363	$178	$(178)
See notes to consolidated financial statements.

HAL 2019 FORM 10-K | 42

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity

	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2016	$2,674	$201	$(7,153)	$14,141	$(454)	$39	$9,448
Comprehensive income (loss):
Net loss	—	—	—	(463)	—	(5)	(468)
Retained earnings adjustment for new accounting standard	—	—	—	(384)	—	—	(384)
Other comprehensive loss	—	—	—	—	(15)	—	(15)
Cash dividends ($0.72 per share)	—	—	—	(626)	—	—	(626)
Stock plans	(1)	6	396	—	—	—	401
Other	—	—	—	—	—	(7)	(7)
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net income	—	—	—	1,656	—	1	1,657
Other comprehensive income	—	—	—	—	114	—	114
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	4	413	—	—	—	415
Stock repurchase program	—	—	(400)	—	—	—	(400)
Other	—	—	—	45	—	(6)	39
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net loss	—	—	—	(1,131)	—	2	(1,129)
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	(67)	417	—	—	—	348
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	(1)	—	11	1	(11)	—
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
See notes to consolidated financial statements.

HAL 2019 FORM 10-K | 43

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

HALLIBURTON COMPANY
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

Description of Company
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. We serve major, national and independent oil and natural gas companies throughout the world and operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment.

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

We believe the most significant estimates and assumptions are associated with the forecasting of our effective income tax rate and the valuation of deferred taxes, legal reserves, long-lived asset valuations, purchase price allocations, and allowance for bad debts. Ultimate results could differ from our estimates.

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

Revenue recognition
Our services and products are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. The vast majority of our service and product contracts are short-term in nature. We recognize revenue based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Rates for services are typically priced on a per day, per meter, per man-hour or similar basis. See Note 4 for further information on revenue recognition.

Research and development
We maintain an active research and development program. The program improves products, processes and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Research and development costs are expensed as incurred and were $404 million in 2019, $390 million in 2018 and $360 million in 2017.

Cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost represents invoice or production cost for new items and original cost. Production cost includes material, labor and manufacturing overhead. The majority of our inventory is recorded on the average cost method. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand and technological developments.

HAL 2019 FORM 10-K | 44

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2017:	$1,922	$771	$2,693
Current year acquisitions	99	6	105
Purchase price adjustments for previous acquisitions	34	(7)	27
Balance at December 31, 2018:	$2,055	$770	$2,825
Current year acquisitions	6	5	11
Purchase price adjustments for previous acquisitions	(1)	(1)	(2)
Other	(21)	(1)	(22)
Balance at December 31, 2019:	$2,039	$773	$2,812

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. Due to the impairments and other charges recorded during the fourth quarter of 2019, we updated our goodwill impairment assessment through December 31, 2019. As a result of our goodwill impairment assessments performed in the years ended December 31, 2019, 2018 and 2017, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary. For further information on our goodwill impairment assessments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from one year to twenty-eight years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks and customer lists and contracts.

Evaluating impairment of long-lived assets
When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale. See Note 2 for further information on impairments and other charges recorded in 2019.

Income taxes
We recognize the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.

HAL 2019 FORM 10-K | 45

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

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

Stock-based compensation
Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods to reflect actual forfeitures. See Note 13 for additional information related to stock-based compensation.

HAL 2019 FORM 10-K | 46

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 2. Impairments and Other Charges

Market conditions negatively impacted our business during 2019, particularly in North America. We experienced continued pricing pressure and customer activity reductions for our products and services. The North America land rig count decreased 26% from its high point in early 2019 to its low point in December 2019, and we idled equipment throughout the year to adjust to changing activity levels. During the fourth quarter of 2019, the North America market continued to deteriorate with a 9% decrease in the average land rig count compared to the third quarter. Customer activity declined across all basins, affecting both our drilling and completions businesses, and pricing pressure persisted during the year-end tendering season.

As a result of these market conditions and our service delivery improvement strategy, we took actions during the fourth quarter of 2019 to proactively manage our equipment fleet, rationalize our portfolio of real estate facilities, and initiate reductions in our global workforce in an effort to mitigate the impact of market deterioration and better align our workforce with anticipated activity levels. As part of our real estate rationalization, we identified owned properties to sell and leased properties to abandon. We reviewed the recoverability of our long-lived assets and, based upon our impairment assessments, we determined the carrying amount of some of our long-lived assets exceeded their respective fair values.

We determined the fair value of our long-lived assets based on a discounted cash flow analysis, with the exception of real estate facilities classified as held for sale for which fair value was based on third party sales price estimates. These fair value assessments required the use of estimates which represent significant unobservable inputs. The discounted cash flow analysis utilized management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, the remaining useful life and service potential of the asset, and a discount rate based on our weighted average cost of capital. As such, these analyses incorporate inherent uncertainties about commodity prices, supply and demand for our services, and future market conditions that are difficult to predict in volatile economic environments. If market conditions worsen, our fair value assumptions of estimated future cash flows could be materially altered and we may be required to record additional asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.

As a result of the events described above, we recorded impairments and other charges of approximately $2.5 billion during the year ended December 31, 2019. The following table presents various pre-tax charges we recorded during the years ended December 31, 2019, 2018 and 2017 which are reflected within "Impairments and other charges" on our consolidated statements of operations.

	Year Ended December 31
Millions of dollars	2019	2018	2017
Long-lived asset impairments	$1,603	$—	$—
Inventory costs and write-downs	458	—	—
Severance	172	—	—
Joint ventures	154	—	—
Venezuela investment write-down	—	265	647
Other	119	—	—
Total impairments and other charges	$2,506	$265	$647

Of the $2.5 billion of impairments and other charges recorded during the year ended December 31, 2019, approximately $1.6 billion was attributable to our Completion and Production segment and approximately $849 million was attributable to our Drilling and Evaluation segment. Long-lived asset impairments include impairments of property, plant and equipment, intangible assets, and real estate facilities. The $1.6 billion of long-lived asset impairments consists of the following: $759 million attributable to hydraulic fracturing equipment, the majority of which was located in North America; $243 million related to legacy drilling equipment; $215 million related to real estate properties owned and classified as held for sale; $139 million related to right-of-use assets associated with operating leases; $98 million related to intangible assets; and $148 million of other fixed asset impairments. Included within "Inventory costs and write-downs" in the table above are amounts associated with certain supply contracts, coupled with a write-down of some of our inventory which exceeded its market value. We also rationalized our portfolio of existing joint ventures and recorded resulting charges within "Joint ventures" in the table above.

HAL 2019 FORM 10-K | 47

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 3. Business Segment and Geographic Information

We operate under two divisions, which form the basis for the two operating segments we report: the Completion and Production segment and the Drilling and Evaluation segment. For more information about the product service lines included in each segment, see "Part I, Item 1. Business.” The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. Our equity in earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting are included within cost of services and cost of sales on our statements of operations, which is part of operating income of the applicable segment.

Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2019	2018	2017
Revenue:
Completion and Production	$14,031	$15,973	$13,077
Drilling and Evaluation	8,377	8,022	7,543
Total revenue	$22,408	$23,995	$20,620
Operating income:
Completion and Production	$1,671	$2,278	$1,625
Drilling and Evaluation	642	745	726
Total operations	2,313	3,023	2,351
Corporate and other (a)	(255)	(291)	(330)
Impairments and other charges (b)	(2,506)	(265)	(647)
Total operating income (loss)	$(448)	$2,467	$1,374
Interest expense, net of interest income	$(569)	$(554)	$(593)
Other, net	(105)	(99)	(99)
Income (loss) from continuing operations before income taxes	$(1,122)	$1,814	$682
Capital expenditures:
Completion and Production	$800	$1,364	$1,111
Drilling and Evaluation	728	657	261
Corporate and other	2	5	1
Total	$1,530	$2,026	$1,373
Depreciation, depletion and amortization:
Completion and Production	$1,049	$1,058	$953
Drilling and Evaluation	552	512	563
Corporate and other	24	36	40
Total	$1,625	$1,606	$1,556

(a) Includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives, operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) Impairments and other charges are as follows:
-For the year ended December 31, 2019, amount includes approximately $1.6 billion attributable to Completion and Production, $849 million attributable to Drilling and Evaluation, and $56 million attributable to Corporate and other.
-For the years ended December 31, 2018 and December 31, 2017, we recorded aggregate charges of $265 million and $647 million, respectively, to write-down our investment in Venezuela.

HAL 2019 FORM 10-K | 48

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	December 31
Millions of dollars	2019	2018
Total assets:
Completion and Production (a)	$11,894	$13,231
Drilling and Evaluation (a)	8,059	8,037
Corporate and other (b)	5,424	4,714
Total	$25,377	$25,982

(a) Assets associated with specific segments primarily include receivables, inventories, property, plant and equipment, operating lease right-of-use assets, equity in and advances to related companies and goodwill.
(b) Corporate and other primarily include cash and equivalents and deferred tax assets.

Operations by geographic region
The following tables present information by geographic area. In 2019, 2018 and 2017, based on the location of services provided and products sold, 51%, 58% and 53%, respectively, of our consolidated revenue was from the United States. As of December 31, 2019 and December 31, 2018, 59% and 62% of our property, plant and equipment was located in the United States. No other country accounted for more than 10% of our revenue or property, plant and equipment during the periods presented.

	Year Ended December 31
Millions of dollars	2019	2018	2017
Revenue:
North America	$11,884	$14,431	$11,564
Latin America	2,364	2,065	2,116
Europe/Africa/CIS	3,285	2,945	2,781
Middle East/Asia	4,875	4,554	4,159
Total	$22,408	$23,995	$20,620

	December 31
Millions of dollars	2019	2018
Net property, plant and equipment:
North America	$4,666	$5,621
Latin America	754	937
Europe/Africa/CIS	772	936
Middle East/Asia	1,118	1,379
Total	$7,310	$8,873

Note 4. Revenue

Revenue is recognized based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with and the financial condition of our customers. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 51%, 58% and 53% of our consolidated revenue was from the United States for the years ended December 31, 2019, 2018 and 2017, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

HAL 2019 FORM 10-K | 49

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	Year Ended December 31
Millions of dollars	2019	2018	2017
Revenue by segment:
Completion and Production	$14,031	$15,973	$13,077
Drilling and Evaluation	8,377	8,022	7,543
Total revenue	$22,408	$23,995	$20,620
Revenue by geographic region:
North America	$11,884	$14,431	$11,564
Latin America	2,364	2,065	2,116
Europe/Africa/CIS	3,285	2,945	2,781
Middle East/Asia	4,875	4,554	4,159
Total revenue	$22,408	$23,995	$20,620

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

Note 5. Receivables

As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. As of December 31, 2018, 43% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our net trade receivables at these dates.

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

The table below presents a rollforward of our global allowance for bad debts for 2017, 2018 and 2019.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
Year ended December 31, 2017	$175	$566	$(16)	$725
Year ended December 31, 2018	725	57	(44)	738
Year ended December 31, 2019	738	50	(12)	776

(a) Represents increases to allowance for bad debts charged to costs and expenses, net of recoveries.
(b) Includes write-offs, balance sheet reclassifications, and other activity.
(c) The allowance for bad debts in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

HAL 2019 FORM 10-K | 50

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 6. Leases

We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the years ended December 31, 2018 and 2017 have not been adjusted and continue to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $1.0 billion of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets as of January 1, 2019. The adoption of this standard did not materially impact our consolidated results of operations for the year ended December 31, 2019. See Note 17 for additional information about the new accounting standard.

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

The following tables illustrate the financial impact of our leases as of and for the year ended December 31, 2019, along with other supplemental information about our existing leases:

Millions of dollars	Year Ended December 31, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$19
Interest on lease liabilities	51
Operating lease cost	355
Short-term lease cost	110
Sublease income	(5)
Total lease cost	$530

For the years ended December 31, 2018 and 2017, total rentals on our operating leases under the previous lease standard, net of sublease rentals, were $680 million and $574 million, respectively.

HAL 2019 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Millions of dollars	As of December 31, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$931
Current portion of operating lease liabilities	208
Operating lease liabilities (non-current)	825
Finance leases:
Other assets (non-current)	$123
Other current liabilities	19
Other liabilities (non-current)	124

During the year ended December 31, 2019, a $139 million impairment charge was recorded related to operating lease right-of-use assets. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Millions of dollars except years and percentages	Year Ended December 31, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316
Operating cash flows from finance leases	51
Financing cash flows from finance leases	24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1,362
Finance leases	74
Weighted-average remaining lease term:
Operating leases	9.5 years
Finance leases	5.4 years
Weighted-average discount rate for operating leases	4.4%
(a) Primarily consists of operating lease right-of-use assets exchanged for lease obligations upon implementation of the new lease accounting standard on January 1, 2019.

The following table summarizes the maturity of our operating and finance leases as of December 31, 2019:

Millions of dollars	Operating Leases	Finance Leases
2020	$235	$61
2021	186	62
2022	149	62
2023	107	61
2024	71	48
Thereafter	442	82
Total lease payments	1,190	376
Less imputed interest	(157)	(233)
Total	$1,033	$143

As of December 31, 2018, future total rentals on our noncancellable operating leases under the previous lease standard were $975 million in the aggregate, which consisted of the following: $275 million in 2019; $146 million in 2020; $122 million in 2021; $100 million in 2022; $78 million in 2023; and $254 million thereafter.

HAL 2019 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 7. Inventories

Inventories consisted of the following:

	December 31
Millions of dollars	2019	2018
Finished products and parts	$1,865	$1,947
Raw materials and supplies	1,147	934
Work in process	127	147
Total	$3,139	$3,028

All amounts in the table above are reported net of obsolescence reserves of $149 million at December 31, 2019 and $219 million at December 31, 2018.

Note 8. Property, Plant and Equipment

Property, plant and equipment were composed of the following:

	December 31
Millions of dollars	2019	2018
Land	$202	$252
Buildings and property improvements	3,167	3,461
Machinery, equipment and other	16,571	18,313
Total	19,940	22,026
Less accumulated depreciation	12,630	13,153
Net property, plant and equipment	$7,310	$8,873

During the year ended December 31, 2019, a $1.4 billion impairment charge was recorded related to property, plant and equipment. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2019	2018
1 - 10 years	12%	11%
11 - 20 years	41%	42%
21 - 30 years	22%	22%
31 - 40 years	25%	25%

	Machinery, Equipment and Other
	2019	2018
1 - 5 years	43%	34%
6 - 10 years	47%	56%
11 - 20 years	10%	10%

HAL 2019 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 9. Debt

Our total debt, including short-term borrowings and current maturities of long-term debt, consisted of the following:

	December 31
Millions of dollars	2019	2018
5.0% senior notes due November 2045	$2,000	$2,000
3.8% senior notes due November 2025	2,000	2,000
3.5% senior notes due August 2023	1,100	1,100
4.85% senior notes due November 2035	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
3.25% senior notes due November 2021	500	500
4.5% senior notes due November 2041	500	500
7.6% senior debentures due August 2096	300	300
8.75% senior debentures due February 2021	185	185
6.75% notes due February 2027	104	104
Other	28	47
Unamortized debt issuance costs and discounts	(90)	(92)
Total	10,327	10,344
Short-term borrowings and current maturities of long-term debt	(11)	(32)
Total long-term debt	$10,316	$10,312

Senior debt
All of our senior notes and debentures rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments and have no sinking fund requirements. We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027, 7.6% senior debentures due August 2096 and 8.75% senior debentures due February 2021 may not be redeemed prior to maturity.

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.5 billion, which expires in March 2024. The facility is for working capital or general corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2019.

Debt maturities
Our long-term debt matures as follows: $11 million in 2020, $697 million in 2021, $4 million in 2022, $1.1 billion in 2023, no amounts in 2024, and the remainder thereafter.

Note 10. Commitments and Contingencies

The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental and tax-related matters, arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any litigation, claim or investigation and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2019. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

HAL 2019 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 11. Income Taxes

The components of the provision for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2019	2018	2017
Current income taxes:
Federal	$32	$19	$40
Foreign	(426)	(428)	(423)
State	(9)	(15)	(14)
Total current	(403)	(424)	(397)
Deferred income taxes:
Federal	383	286	(678)
Foreign	(36)	9	(31)
State	49	(28)	(25)
Total deferred	396	267	(734)
Income tax provision	$(7)	$(157)	$(1,131)

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2019	2018	2017
United States	$(1,517)	$1,097	$694
Foreign	395	717	(12)
Total	$(1,122)	$1,814	$682

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2019	2018	2017
United States statutory rate	21.0%	21.0%	35.0%
Impact of impairments and other charges	(20.9)	—	—
Adjustments of prior year taxes	13.0	2.0	(2.3)
Valuation allowance against tax assets	(10.7)	(16.2)	(6.2)
State income taxes	(1.3)	1.9	1.7
Impact of foreign income taxed at different rates	0.8	(3.0)	(18.3)
Venezuela adjustment	—	5.7	36.6
Impact of U.S. tax reform	—	(2.6)	113.0
Undistributed foreign earnings	—	—	3.8
Other items, net	(2.5)	(0.1)	2.5
Total effective tax rate on continuing operations	(0.6)%	8.7%	165.8%

During the year ended December 31, 2019, we recorded a total income tax provision of $7 million on a pre-tax loss of $1.1 billion, resulting in an effective tax rate of -0.6%. The effective tax rate for 2019 was primarily impacted by a $291 million tax benefit associated with the $2.5 billion of impairments and other charges recognized during the year, which primarily consisted of the tax effects of impairment charges taxed at various rates, offset by valuation allowances on deferred tax assets associated with market conditions that negatively impacted our business during the year. See Note 2 for further information. Our 2019 effective tax rate was also impacted by certain discrete tax adjustments related to prior year taxes, offset by additional valuation allowances recorded on deferred tax assets.

HAL 2019 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2019	2018
Gross deferred tax assets:
Net operating loss carryforwards	$1,301	$1,466
Foreign tax credit carryforwards	877	728
Research and development tax credit carryforwards	198	139
Employee compensation and benefits	215	242
Accrued liabilities	316	101
Other	382	265
Total gross deferred tax assets	3,289	2,941
Gross deferred tax liabilities:
Depreciation and amortization	373	635
Operating lease right-of-use assets	109	—
Undistributed foreign earnings	2	2
Other	56	64
Total gross deferred tax liabilities	540	701
Valuation allowances	1,082	913
Net deferred income tax asset	$1,667	$1,327

At December 31, 2019, we had $1.5 billion of domestic and foreign tax-effected net operating loss carryforwards, with approximately $200 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these deferred tax assets depends on the ability to generate sufficient taxable income in the appropriate taxing jurisdiction. $157 million of the net operating loss carryforwards will expire after taxable years ended from 2020 through 2024, $219 million will expire after taxable years ended from 2025 through 2029, and $755 million will expire after taxable years ended from 2030 through 2040. The remaining balance will not expire. Additionally, we had $967 million of foreign tax credit carryforwards that will expire from 2025 through 2029, which are offset by foreign branch deferred activity reflected in the above table, along with $198 million of research and development tax credit carryforwards that will expire from 2030 through 2040. During the year ended December 31, 2019, we increased our valuation allowance on deferred tax assets by $169 million related to $85 million associated with foreign deferred tax assets and $84 million associated with foreign tax credits.

In accordance with the Tax Cuts and Jobs Act of 2017, a company’s foreign earnings accumulated under the legacy tax laws are deemed to be repatriated into the United States. We have provided federal and state income tax related to this deemed repatriation. We have not provided incremental United States income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries as of December 31, 2019. The Company generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

HAL 2019 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2017	$427		$61
Change in prior year tax positions	(108)		—
Change in current year tax positions	24		2
Cash settlements with taxing authorities	(6)		—
Lapse of statute of limitations	(4)		(3)
Balance at December 31, 2017	$333		$60
Change in prior year tax positions	32		11
Change in current year tax positions	63		—
Cash settlements with taxing authorities	(7)		(2)
Lapse of statute of limitations	(4)		(2)
Balance at December 31, 2018	$417	(a)	$67
Change in prior year tax positions	25		11
Change in current year tax positions	29		—
Cash settlements with taxing authorities	(4)		—
Lapse of statute of limitations	(42)		(8)
Balance at December 31, 2019	$425	(a)(b)	$70

(a)
Includes $25 million as of December 31, 2019 and $18 million as of December 31, 2018 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2019 and December 31, 2018, a net $271 million and $399 million without a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $30 million that could be resolved within the next 12 months.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. In most cases, we are no longer subject to state, local, or non-United States income tax examination by tax authorities for years before 2009. Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. Currently, our United States federal tax filings for the tax years 2016 through 2018 are under review by the Internal Revenue Service (IRS). Tax years 2012 through 2015 have been closed by exam and approved by Joint Committee. Amended tax returns filed for tax years 2008 through 2011 are under review by the IRS.

Note 12. Shareholders’ Equity

Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2019	2018
Issued	1,068	1,069
In treasury	(190)	(198)
Total shares of common stock outstanding	878	871

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. During the year ended December 31, 2019 we repurchased approximately 4.5 million shares of our common stock for a total cost of $100 million. There were 10.5 million repurchases made under the program during the year ended December 31, 2018. Approximately $5.2 billion remained authorized for repurchases as of December 31, 2019. From the inception of this program in February 2006 through December 31, 2019, we repurchased approximately 217 million shares of our common stock for a total cost of approximately $8.9 billion.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2019, of which none are issued.

HAL 2019 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2019	2018
Defined benefit and other postretirement liability adjustments (a)	$(214)	$(203)
Cumulative translation adjustment	(82)	(82)
Other	(66)	(70)
Total accumulated other comprehensive loss	$(362)	$(355)
(a) Included net actuarial losses for our international pension plans of $189 million at December 31, 2019 and $184 million at December 31, 2018.

Note 13. Stock-based Compensation

The following table summarizes stock-based compensation costs for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31
Millions of dollars	2019	2018	2017
Stock-based compensation cost	$257	$274	$290
Tax benefit	(48)	(51)	(64)
Stock-based compensation cost, net of tax	$209	$223	$226

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:

-	stock options, including incentive stock options and nonqualified stock options;

-	restricted stock awards;

-	restricted stock unit awards;

-	stock appreciation rights; and

-	stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 231 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2019, approximately 17 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

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

HAL 2019 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table represents our stock options activity during 2019.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	21.2	$45.44
Granted	5.4	25.46
Exercised	(0.2)	21.30
Forfeited/expired	(1.1)	40.71
Outstanding at December 31, 2019	25.3	$41.58	5.9	$1
Exercisable at December 31, 2019	17.6	$45.56	4.6	$—

The total intrinsic value of options exercised was $2 million in 2019, $25 million in 2018 and $21 million in 2017. As of December 31, 2019, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Cash received from issuance of common stock was $118 million during 2019, $195 million during 2018 and $158 million during 2017, of which $6 million, $88 million and $53 million related to proceeds from exercises of stock options in 2019, 2018 and 2017, respectively. The remainder relates to cash proceeds from the issuance of shares related to our employee stock purchase plan.

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

	Year Ended December 31
	2019	2018	2017
Expected term (in years)	5.31	5.27	5.24
Expected volatility	31%	28%	32%
Expected dividend yield	2.25 - 3.88%	1.37 - 2.29%	1.28 - 1.72%
Risk-free interest rate	1.35 - 2.51%	2.27 - 2.84%	1.79 - 2.14%
Weighted average grant-date fair value per share	$5.91	$11.56	$13.11

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

HAL 2019 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table represents our restricted stock awards and restricted stock units granted, vested and forfeited during 2019.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2019	14.4	$46.01
Granted	9.8	24.75
Vested	(4.7)	46.91
Forfeited	(1.4)	40.34
Nonvested shares at December 31, 2019	18.1	$34.72

The weighted average grant-date fair value of shares granted was $24.75 during 2019, $47.43 during 2018 and $45.99 during 2017. The total fair value of shares vested was $107 million during 2019, $219 million during 2018, and $204 million during 2017. As of December 31, 2019, there was $427 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1 and October 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Effective January 1, 2020, this purchase price threshold was changed from 85% to 90%. Under the ESPP, 74 million shares of common stock have been reserved for issuance, of which 54 million shares have been sold through the ESPP since the inception of the plan through December 31, 2019 and 20 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2019	2018	2017
Expected volatility	34%	25%	29%
Expected dividend yield	3.06%	1.62%	1.51%
Risk-free interest rate	2.20%	1.92%	0.86%
Weighted average grant-date fair value per share	$5.22	$8.86	$9.95

HAL 2019 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 14. Income per Share

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2019	2018	2017
Basic weighted average common shares outstanding	875	875	870
Dilutive effect of awards granted under our stock incentive plans	—	2	—
Diluted weighted average common shares outstanding	875	877	870
Antidilutive shares:
Options with exercise price greater than the average market price	24	14	6
Options which are antidilutive due to net loss position	1	—	2
Total antidilutive shares	25	14	8

Note 15. Financial Instruments and Risk Management

The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long term debt, is as follows:

	December 31, 2019				December 31, 2018
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$11,093	$868	$11,961	$10,327	$6,726	$4,041	$10,767	$10,344

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options and interest rate swaps was not material as of December 31, 2019 or December 31, 2018. The counterparties to our derivatives are primarily global commercial and investment banks.

HAL 2019 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

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

The notional amounts of open foreign exchange derivatives were $513 million at December 31, 2019 and $591 million at December 31, 2018. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2019 and December 31, 2018 is included in “Other current assets” in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our existing long-term debt. Our short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $10.3 billion at both December 31, 2019 and December 31, 2018. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

As of December 31, 2019, we had an interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of this interest rate swap as of December 31, 2019 and December 31, 2018 is included in “Other assets” in our consolidated balance sheets and was immaterial. The fair value of this interest rate swap is categorized within level 2 on the fair value hierarchy and was determined using a market approach with inputs, such as the notional amount, LIBOR rate spread and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. As of December 31, 2018, 43% of our net trade receivables were from customers in the United States. We maintain an allowance for bad debts based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 5 for further information.

We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.

HAL 2019 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Note 16. Retirement Plans

Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans and other postretirement plans:

-
our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for continuing operations totaled $206 million in 2019, $193 million in 2018 and $173 million in 2017.

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

Funded status
For our international pension plans, at December 31, 2019, the projected benefit obligation was $1.1 billion and the fair value of plan assets was $1.0 billion, which resulted in an unfunded obligation of $111 million. At December 31, 2018, the projected benefit obligation was $951 million and the fair value of plan assets was $832 million, which resulted in an unfunded obligation of $119 million. The accumulated benefit obligation for our international plans was $1.0 billion at December 31, 2019 and $878 million at December 31, 2018.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2019	2018
Amounts recognized on the Consolidated Balance Sheets
Other Assets	$85	$39
Accrued employee compensation and benefits	7	8
Employee compensation and benefits	189	150
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$214	$176
Fair value of plan assets	18	18
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$121	$105
Fair value of plan assets	18	18

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

HAL 2019 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$—	$151	$—	$—	$151
Equity funds (b)	—	118	—	—	118
Bond funds (c)	—	292	—	99	391
Alternatives funds (d)	—	—	—	197	197
Real estate funds (e)	—	74	—	29	103
Other investments (f)	6	21	15	—	42
Fair value of plan assets at December 31, 2019	$6	$656	$15	$325	$1,002
Cash and equivalents	$—	$12	$—	$—	$12
Equity funds (b)	—	137	—	—	137
Bond funds (c)	—	267	21	36	324
Alternatives funds (d)	—	—	—	209	209
Real estate funds (e)	—	80	—	28	108
Other investments (f)	6	21	15	—	42
Fair value of plan assets at December 31, 2018	$6	$517	$36	$273	$832

(a) Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plans assets.
(b) Strategy of equity funds is to invest in diversified funds of global common stocks.
(c) Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.
(d) Strategy of alternative funds is to invest in a fund of diversifying investments, including but not limited to reinsurance, commodities and currencies.
(e) Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(f) Other investments primarily includes investments in insurance contracts.

Risk management practices for these plans include diversification by issuer, industry and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 79% of our international pension plans’ projected benefit obligation at December 31, 2019 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the projected liabilities of the plan.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $23 million in 2019, $32 million in 2018 and $30 million in 2017.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2019	2018
Discount rate	2.5%	3.3%
Rate of compensation increase	6.0%	5.8%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2019	2018	2017
Discount rate	3.3%	2.8%	2.9%
Expected long-term return on plan assets	4.4%	4.1%	4.2%
Rate of compensation increase	5.8%	5.5%	4.8%

HAL 2019 FORM 10-K | 64

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $17 million to our international pension plans in 2020.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $42 million in 2020, $43 million in 2021, $47 million in 2022, $49 million in 2023, $53 million in 2024 and an aggregate $320 million in years 2025 through 2029.

Note 17. New Accounting Pronouncements

Standards adopted in 2019

Leases
Effective January 1, 2019, we adopted an accounting standard update issued by the Financial Accounting Standards Board (FASB) related to accounting for leases, which requires lessees to record assets and liabilities that arise for all leases on their balance sheet and expanded financial statement disclosures for both lessees and lessors. We adopted this standard using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. We also elected other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. The adoption of this standard resulted in the recognition of approximately $1.0 billion of operating lease right-of-use assets and operating lease liabilities on our balance sheet as of January 1, 2019. Additionally, capital leases have been reclassified on our consolidated balance sheets as of December 31, 2018 to conform to current period presentation. This consisted of $88 million reclassified from property, plant and equipment to other assets and $109 million reclassified from long-term debt to other liabilities. The adoption of this standard did not materially impact our consolidated statements of operations for the year ended December 31, 2019. See Note 6 for further information about the new lease standard and our expanded lease disclosures.

HAL 2019 FORM 10-K | 65

Table of Contents	Item 8 | Quarterly Financial Data

HALLIBURTON COMPANY Quarterly Financial Data (Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2019
Revenue	$5,737	$5,930	$5,550	$5,191	$22,408
Operating income (loss)	365	303	536	(1,652)	(448)
Net income (loss)	152	77	296	(1,654)	(1,129)
Net income (loss) attributable to company	152	75	295	(1,653)	(1,131)
Basic and diluted net income (loss) per share	0.17	0.09	0.34	(1.88)	(1.29)
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
2018
Revenue	$5,740	$6,147	$6,172	$5,936	$23,995
Operating income	354	789	716	608	2,467
Net income	47	508	434	668	1,657
Net income attributable to company	46	511	435	664	1,656
Basic and diluted net income per share	0.05	0.58	0.50	0.76	1.89
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
Note: Results for 2019 include charges related to asset impairments and severance costs. See Note 2 for further information. Results for the first quarter of 2018 include charges related to the write-down of our remaining investment in Venezuela.

HAL 2019 FORM 10-K | 66

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 35 for Management’s Report on Internal Control Over Financial Reporting and page 38 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

HAL 2019 FORM 10-K | 67

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on pages 6 through 7 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2019,” “Outstanding Equity Awards at Fiscal Year End 2019,” “2019 Option Exercises and Stock Vested,” “2019 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2020 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.”

HAL 2019 FORM 10-K | 68

Table of Contents	Item 15 | Exhibits

PART IV

Item 15. Exhibits.

1.	Financial Statements:
The reports of the Independent Registered Public Accounting Firm and the financial statements of Halliburton Company are included within Part II, Item 8 of this Annual Report on Form 10-K.

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

HAL 2019 FORM 10-K | 69

Table of Contents	Item 15 | Exhibits

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

HAL 2019 FORM 10-K | 70

Table of Contents	Item 15 | Exhibits

	4.19	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.18).

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

	4.27	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.26).

	4.28	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.26).

	4.29	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.26).

*	4.30	Description of Registrant's Securities.

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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

	10.4	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

	10.5	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

HAL 2019 FORM 10-K | 71

Table of Contents	Item 15 | Exhibits

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
Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.5 to Halliburton's Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

†	10.10
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

†	10.12
First Amendment to the Retirement Plan for the Directors of Halliburton Company, effective September 1, 2007 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended March 31, 2011, File No. 001-03492).

†	10.13
First Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 7, 2011 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.14
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective May 16, 2012 (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

†	10.15
Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 1, 2012 (incorporated by reference to Exhibit 10.44 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.16
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.17	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.18	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.19	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.20
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

HAL 2019 FORM 10-K | 72

Table of Contents	Item 15 | Exhibits

†	10.21	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.22
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.23	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed December 12, 2017, File No. 001-03492).

†	10.24	Executive Agreement (Anne Lyn Beaty) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2017, File No. 001-03492).

†	10.25	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.26
Halliburton Company Stock and Incentive Plan, as amended and restated effective May 15, 2019 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 2, 2019, File No. 001-03492).

†	10.27	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.28	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.29	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.4 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.30	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.31	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.6 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 323-231571).

†	10.32	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.33	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.34	Executive Agreement (Robb L. Voyles) (incorporated by reference as Exhibit 10.48 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.35	Executive Agreement (Lance Loeffler) (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 8-K filed December 11, 2018, File No. 001-03492).

†	10.36
Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

HAL 2019 FORM 10-K | 73

Table of Contents	Item 15 | Exhibits

†	10.37
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.38	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492). .

†	10.39
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

	10.40
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 7, 2019, File No. 001-03492).

*†	10.41	Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019.

*†	10.42	Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019.

*†	10.43	Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019.

*†	10.44	First Amendment dated December 5, 2019 to Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 24, 2015.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2020:

		Abdulaziz F. Al Khayyal
		William E. Albrecht
		M. Katherine Banks
		Alan M. Bennett
		Milton Carroll
		Nance K. Dicciani
		Murry S. Gerber
		Patricia Hemingway Hall
		Robert A. Malone

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

HAL 2019 FORM 10-K | 74

Table of Contents	Item 15 | Exhibits

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.
None.

HAL 2019 FORM 10-K | 75

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 11th day of February, 2020.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 11th day of February, 2020.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Lance Loeffler	Executive Vice President and
Lance Loeffler	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2019 FORM 10-K | 76

Signature	Title

* Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

* William E. Albrecht	Director
William E. Albrecht

* M. Katherine Banks	Director
M. Katherine Banks

* Alan M. Bennett	Director
Alan M. Bennett

* Milton Carroll	Director
Milton Carroll

* Nance K. Dicciani	Director
Nance K. Dicciani

* Murry S. Gerber	Director
Murry S. Gerber

* Patricia Hemingway Hall	Director
Patricia Hemingway Hall

* Robert A. Malone	Director
Robert A. Malone

/s/ Robb L. Voyles
*By Robb L. Voyles, Attorney-in-fact

HAL 2019 FORM 10-K | 77