Form 10-Q
period 2020-03-31
HALLIBURTON CO
filed 2020-04-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

As of April 17, 2020, there were 877,277,670 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2020	2019
Revenue:
Services	$3,684	$4,352
Product sales	1,353	1,385
Total revenue	5,037	5,737
Operating costs and expenses:
Cost of services	3,393	4,156
Cost of sales	1,088	1,096
Impairments and other charges	1,073	61
General and administrative	54	59
Total operating costs and expenses	5,608	5,372
Operating income (loss)	(571)	365
Interest expense, net of interest income of $10 and $8	(134)	(143)
Loss on early extinguishment of debt	(168)	—
Other, net	(23)	(30)
Income (loss) before income taxes	(896)	192
Income tax provision	(119)	(40)
Net income (loss)	$(1,015)	$152
Net income attributable to noncontrolling interest	(2)	—
Net income (loss) attributable to company	$(1,017)	$152

Basic and diluted net income (loss) per share	$(1.16)	$0.17
Basic and diluted weighted average common shares outstanding	878	873
See notes to condensed consolidated financial statements.
HAL Q1 2020 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2020	2019
Net income (loss)	$(1,015)	$152
Other comprehensive income, net of income taxes	11	1
Comprehensive income (loss)	$(1,004)	$153
Comprehensive income attributable to noncontrolling interest	(2)	—
Comprehensive income (loss) attributable to company shareholders	$(1,006)	$153
See notes to condensed consolidated financial statements.

HAL Q1 2020 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and equivalents	$1,385	$2,268
Receivables (net of allowances for credit losses of $769 and $776)	4,850	4,577
Inventories	3,220	3,139
Other current assets	1,200	1,228
Total current assets	10,655	11,212
Property, plant and equipment (net of accumulated depreciation of $12,978 and $12,630)	6,223	7,310
Goodwill	2,812	2,812
Deferred income taxes	1,595	1,683
Operating lease right-of-use assets	897	931
Other assets	1,440	1,429
Total assets	$23,622	$25,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,640	$2,432
Accrued employee compensation and benefits	547	604
Current portion of operating lease liabilities	222	208
Current maturities of long-term debt	193	11
Other current liabilities	1,451	1,623
Total current liabilities	5,053	4,878
Long-term debt	9,633	10,316
Operating lease liabilities	803	825
Employee compensation and benefits	477	525
Other liabilities	813	808
Total liabilities	16,779	17,352
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,068 shares)	2,669	2,669
Paid-in capital in excess of par value	110	143
Accumulated other comprehensive loss	(351)	(362)
Retained earnings	10,814	11,989
Treasury stock, at cost (194 and 190 shares)	(6,412)	(6,427)
Company shareholders’ equity	6,830	8,012
Noncontrolling interest in consolidated subsidiaries	13	13
Total shareholders’ equity	6,843	8,025
Total liabilities and shareholders’ equity	$23,622	$25,377
See notes to condensed consolidated financial statements.

HAL Q1 2020 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,015)	$152
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	1,073	61
Depreciation, depletion and amortization	348	416
Changes in assets and liabilities:
Receivables	(371)	(339)
Accounts payable	250	60
Inventories	(79)	(236)
Other operating activities	19	(158)
Total cash flows provided by (used in) operating activities	225	(44)
Cash flows from investing activities:
Capital expenditures	(213)	(437)
Proceeds from sales of property, plant and equipment	69	43
Other investing activities	(21)	(17)
Total cash flows provided by (used in) investing activities	(165)	(411)
Cash flows from financing activities:
Payments on long-term borrowings	(1,651)	(8)
Proceeds from issuance of long-term debt, net	994	—
Dividends to shareholders	(158)	(157)
Stock repurchase program	(100)	—
Other financing activities	12	10
Total cash flows provided by (used in) financing activities	(903)	(155)
Effect of exchange rate changes on cash	(40)	(18)
Decrease in cash and equivalents	(883)	(628)
Cash and equivalents at beginning of period	2,268	2,008
Cash and equivalents at end of period	$1,385	$1,380
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$144	$128
Income taxes	$116	$81
See notes to condensed consolidated financial statements.

HAL Q1 2020 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2019 Annual Report on Form 10-K.

Our accounting policies are in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect:
•the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
•the reported amounts of revenue and expenses during the reporting period.

Ultimate results could differ from our estimates.

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2020 and the results of our operations and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three months ended March 31, 2020 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The oil and gas industry experienced an unprecedented disruption during the first quarter of 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts, and disagreements between the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) in February 2020 regarding limits on production of oil. These events created a substantial surplus in the supply of oil. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $14 per barrel in late March, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices were negatively impacted by the lack of available storage capacity. Activity declined in the face of depressed crude oil pricing, with the average U.S. land rig count dropping 25% in the first quarter of 2020 as compared to the first quarter of 2019. The global rig count has continued to decline into April 2020.

These market conditions have significantly impacted our business and our outlook globally, with a more severe impact to our North America business in the near-term. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices, and we have experienced significant activity reductions and pricing pressure for our products and services, which we expect to continue. In line with these rapidly changing market conditions, our market capitalization also deteriorated during the first quarter of 2020. We determined these recent events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of March 31, 2020.

HAL Q1 2020 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
We determined the fair value of our long-lived assets based on a discounted cash flow analysis, and we determined the fair value for each reporting unit in our goodwill impairment assessment using both a discounted cash flow analysis and a multiples-based market approach for comparable companies. Given the current volatile market environment, we utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Based upon our impairment assessments, we determined the carrying amount of some of our long-lived assets exceeded their respective fair values. Therefore, we recorded impairments and other charges of approximately $1.1 billion during the three months ended March 31, 2020 relating to these assets. As a result of our goodwill impairment assessment, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary. We will continue to evaluate these reporting units for potential goodwill impairment in the second quarter of 2020 as market conditions evolve.

The following table presents various pre-tax charges we recorded during the three months ended March 31, 2020 and 2019, which are reflected within "Impairments and other charges" on our condensed consolidated statements of operations.

	Three Months Ended March 31
Millions of dollars	2020	2019
Long-lived asset impairments	$1,016	$42
Severance costs	32	19
Other	25	—
Total impairments and other charges	$1,073	$61

Of the $1.1 billion of impairments and other charges recorded during the three months ended March 31, 2020, approximately $780 million was attributable to our Completion and Production segment and approximately $277 million was attributable to our Drilling and Evaluation segment. The $1.0 billion of long-lived asset impairments consists of the following: $588 million attributable to hydraulic fracturing equipment, the majority of which was located in North America, $151 million related to drilling equipment, and the remaining amount is primarily associated with other fixed asset impairments.

Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. We will continue to take actions designed to mitigate the adverse effects of the rapidly changing market environment and expect to continue to adjust our cost structure to market conditions. This includes a significant reduction of our global workforce to better align our employee count with anticipated lower activity levels. We also plan on further rationalizing our portfolio of real estate facilities and managing our equipment fleet to match expected lower demand levels. If market conditions continue to deteriorate, including crude oil prices further declining and remaining at low levels for a sustained period of time, we may record further asset impairments, which may include an impairment of the carrying value of our goodwill.

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

HAL Q1 2020 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2020	2019
Revenue:
Completion and Production	$2,962	$3,662
Drilling and Evaluation	2,075	2,075
Total revenue	$5,037	$5,737
Operating income (loss):
Completion and Production	$345	$368
Drilling and Evaluation	217	123
Total operations	562	491
Corporate and other (a)	(60)	(65)
Impairments and other charges (b)	(1,073)	(61)
Total operating income (loss)	$(571)	$365
Interest expense, net of interest income	(134)	(143)
Loss on early extinguishment of debt (c)	(168)	—
Other, net	(23)	(30)
Income (loss) before income taxes	$(896)	$192
(a) Includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) For the three months ended March 31, 2020, amount includes approximately $780 million attributable to Completion and Production, $277 million attributable to Drilling and Evaluation, and $16 million attributable to Corporate and other. See Note 2 for further discussion on these impairments and other charges.
(c) During the three months ended March 31, 2020, we recognized a $168 million loss on extinguishment of debt related to the early repurchase of $1.5 billion aggregate principal amount of senior notes. See Note 6 for further discussion on this charge.

Receivables
As of March 31, 2020, 40% of our net trade receivables were from customers in the United States. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our trade receivables at those dates. As a result of the current market environment, we have an increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

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

HAL Q1 2020 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 47% and 55% of our consolidated revenue was from the United States for the three months ended March 31, 2020 and 2019, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended March 31
Revenue by segment:	2020	2019
Completion and Production	$2,962	$3,662
Drilling and Evaluation	2,075	2,075
Total revenue	$5,037	$5,737
Revenue by geographic region:
North America	$2,460	$3,275
Latin America	516	587
Europe/Africa/CIS	831	748
Middle East/Asia	1,230	1,127
Total revenue	$5,037	$5,737

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

Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2020	December 31, 2019
Finished products and parts	$1,895	$1,865
Raw materials and supplies	1,176	1,147
Work in process	149	127
Total	$3,220	$3,139

All amounts in the table above are reported net of obsolescence reserves of $139 million as of March 31, 2020 and $149 million as of December 31, 2019.

HAL Q1 2020 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 6. Debt

On March 3, 2020, we issued $1.0 billion aggregate principal amount of 2.92% senior notes due March 2030. Subsequently, on March 5, 2020, we completed a tender offer to purchase $1.5 billion aggregate principal amount of senior notes using proceeds from the debt issuance and cash on hand. The tender offer consisted of $500 million of 3.50% senior notes due August 2023 and $1.0 billion of 3.80% senior notes due November 2025. This early debt repurchase resulted in a $168 million loss on extinguishment, which included a tender premium, unamortized discounts and costs on the retired notes, and other tender fees. These costs were included in "Loss on early extinguishment of debt" on our condensed consolidated statements of operations for the three months ended March 31, 2020.

The $1.0 billion senior notes issued in March rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments, and have no sinking fund requirements. We may redeem some or all of the notes at any time at the applicable redemption prices, plus accrued and unpaid interest.

Note 7. Income Taxes

During the three months ended March 31, 2020, we recorded a total income tax provision of $119 million on a pre-tax loss of $896 million, resulting in an effective tax rate of -13.3%. The effective tax rate for this period was primarily impacted by the COVID-19 pandemic and OPEC+ disagreements which created an unprecedented disruption in the oil and gas industry. After evaluating the negative impact that these events are expected to have on our business outlook, we determined that it was more likely than not that certain foreign tax credits would not be realized. Accordingly, we recognized a valuation allowance on our deferred tax assets in the amount of $310 million. Additionally, we recorded $1.1 billion of impairments and other charges and a $168 million loss on extinguishment of debt during the three months ended March 31, 2020, resulting in a $268 million tax benefit recognized during the period. See Note 2 for further information on these adverse market conditions and impairments and other charges recognized during the first quarter of 2020.

Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2020 and March 31, 2019, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net Income (loss)	—	—	—	(1,017)	—	2	(1,015)
Other comprehensive income	—	—	—	—	11	—	11
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	—	(33)	115	—	—	—	82
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	$2,669	$110	$(6,412)	$10,814	$(351)	$13	$6,843

HAL Q1 2020 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the three months ended March 31, 2020, under that program we repurchased approximately 7.4 million shares of our common stock for a total cost of $100 million. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2020. From the inception of this program in February 2006 through March 31, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2020	December 31, 2019
Defined benefit and other postretirement liability adjustments	$(214)	$(214)
Cumulative translation adjustments	(82)	(82)
Other	(55)	(66)
Total accumulated other comprehensive loss	$(351)	$(362)

Note 9. Commitments and Contingencies

The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental and tax-related matters, arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any litigation, claim or investigation, and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

HAL Q1 2020 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2020	2019
Basic weighted average common shares outstanding	878	873
Dilutive effect of awards granted under our stock incentive plans	—	—
Diluted weighted average common shares outstanding	878	873

Antidilutive shares:
Options with exercise price greater than the average market price	27	20
Shares which are antidilutive due to net loss position	3	—
Total antidilutive shares	30	20

Note 11. Fair Value of Financial Instruments

        The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	March 31, 2020				December 31, 2019
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,719	$608	$8,327	$9,826	$11,093	$868	$11,961	$10,327

The total fair value of our debt decreased significantly during the first quarter of 2020, primarily due to the negative impact on our business and industry associated with the COVID-19 pandemic and OPEC+ disagreements as described in Note 2. These events have collectively increased the credit spreads for all of our publicly traded bonds, thus reducing the associated fair value. Additionally, the fair value and carrying value of our debt decreased in the first quarter of 2020 due to an early repurchase of senior notes. See Note 6 for further information.

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

HAL Q1 2020 FORM 10-Q | 11

Table of Contents	Part I. Item 2 | Executive Overview
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements included in "Item 1. Financial Statements" contained herein.

EXECUTIVE OVERVIEW

Organization
We are one of the world's largest providers of products and services to the energy industry. We help our customers maximize value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. Activity levels within our operations are significantly impacted by spending on upstream exploration, development and production programs by major, national and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:
•our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, specialty chemicals, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Multi-Chem, Artificial Lift, and Pipeline and Process Services.
•our Drilling and Evaluation segment provides field and reservoir modeling, drilling, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill and optimize their well construction activities. The segment consists of Baroid, Sperry Drilling, Wireline and Perforating, Drill Bits and Services, Landmark Software and Services, Testing and Subsea, and Project Management.

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are located in the United States, Malaysia, Singapore and the United Kingdom. With approximately 50,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas.

The following charts depict the company's revenue split between our two operating segments and our four primary geographic regions for the three months ended March 31, 2020.

COVID-19 pandemic and market conditions update
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. While we experienced some impact in the first quarter, we expect a significant decline in activity, particularly in North America, coupled with downward pricing pressure and corresponding reductions in revenue and profitability for the remainder of 2020.
HAL Q1 2020 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview

Financial results
The pandemic and the disruption in the oil and gas industry has negatively affected and is expected to continue to negatively affect our business. The financial results for the first quarter of 2020 reflect some of the reduced activity experienced towards the latter part of the quarter in various locations around the world. The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of 2019 and 2020.

During the first quarter of 2020, we generated total company revenue of $5.0 billion, a 12% decrease as compared to the first quarter of 2019. We reported an operating loss of $571 million during the first quarter of 2020 driven by $1.1 billion of impairments and other charges. This compares to operating income of $365 million during the first quarter of 2019, which includes $61 million of impairments and other charges. Our Completion and Production segment revenue decreased 19% from the first quarter of 2019, primarily driven by lower pressure pumping activity and pricing and reduced completion tool sales in North America. Our Drilling and Evaluation segment revenue was flat compared to the first quarter of 2019, as increased activity for drilling-related services in the North Sea and Asia was offset by reduced activity and pricing for multiple product service lines in North America land. Operating margins in both of our operating segments improved as we implemented initiatives in late 2019 to lower our cost of service delivery and achieve other cost savings.

In North America, our revenue decreased 25% in the first quarter of 2020, as compared to the first quarter of 2019, driven by reduced activity and pricing in North America land, primarily associated with pressure pumping services, well construction and completion tool sales. North America activity is declining as a result of lower oil prices caused by the pandemic and the precipitous decline in the demand for oil. As a result, customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices. The average U.S. land rig count fell by approximately 25% compared to the first quarter of 2019, and has continued to decline into April.

Revenue in our international markets increased 5% in the first quarter of 2020, as compared to the first quarter of 2019, primarily driven by increased well construction activity in the North Sea and Russia. Additionally, the first quarter of 2020 marked the eleventh consecutive quarter of year over year revenue increases for our international business. While COVID-19 had minimal impact on our international operations in the first quarter, certain international customers are reducing capital spending, deferring exploration and appraisal activity and looking to reduce costs on major ongoing projects. Furthermore, significant operational disruptions are expected at least through the second quarter due to the pandemic. We are experiencing restricted movements within countries, quarantining requirements for rotational staff, logistics delays due to third-party personnel reductions, and some country closures.

Business outlook
Demand for our products and services will continue to decline as our customers revise their capital budgets downwards and adjust their operations in response to lower oil prices. As operators in North America and the international markets look for ways to reduce spending, we will work to improve efficiencies that help both our customers and our company optimize costs. We are currently evaluating our cost structure and plan to implement significant cost containment measures to our organization in the near-term, including reducing headcount, consolidating our facilities, removing another layer of operations management in North America, reducing our technology budget, and eliminating discretionary spending across the business. We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery. Nevertheless, we will maintain our commitment to safety and service quality for our customers and continue to focus on generating returns and cash flow.
HAL Q1 2020 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview

In North America, we expect activity to further decline in the second quarter of 2020 across all basins, which will impact both our operating segments. At a minimum, we expect this reduced activity to continue through the end of the year. We restructured our North America organization in 2019 and plan to implement additional measures that will further reduce our costs and improve our cash flow, including an acceleration of our service delivery improvement strategy. We also expect to continue deploying new technologies that reduce our operating costs and improve margins.

Internationally, we expect activity to slow down and continue to decline, at a minimum, through the end of 2020. International projects and contract structures tend to be longer-term oriented. However, in the face of these unprecedented circumstances, our customers are reassessing their priorities, with some reacting more swiftly than others. We believe the activity changes internationally will not be uniform across all markets and anticipate that the least affected markets will be the OPEC countries in the Middle East, while offshore Africa and Latin America may see a more significant decline. OPEC+ production decisions and compliance, as well as the duration of pandemic-related demand and activity disruptions will ultimately determine how much international spending will decline in 2020. Our second quarter results will also be impacted by customer project suspensions and delays internationally. We will continue to focus on our artificial lift and specialty chemicals growth, which we believe will give us exposure to a longer-term, later-cycle market with significant growth potential.

During the first three months of 2020, we had $213 million of capital expenditures, a decrease of 51% from the first quarter of 2019, as we adjusted to current market conditions. We have adjusted our expected full year 2020 capital expenditures down to approximately $800 million, a 48% decrease from 2019. The reductions are geared towards both our North America business and to uncommitted projects internationally. We believe this level of spend will still allow us to invest in our key strategic areas, while continuing to rationalize our business to current market conditions. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics and adjust our capital expenditures accordingly.

Under the adverse market conditions we are facing in 2020, we are taking swift actions that we believe will not only temper the impact of the activity declines on our financial performance, but also ensure that we are in a strong position, financially and structurally, to take advantage of the market's eventual recovery. We plan to continue executing the following strategies through the end of 2020:
•collaborating with, and engineering solutions to maximize asset value for, our customers;
•leveraging our broad technology offerings to provide value to our customers and enable them to more efficiently drill and complete their wells;
•directing capital and resources that differentiate our service and product offerings into strategic markets around the world;
•deploying technology that will help our customers reduce reservoir uncertainty, increase operational efficiency and improve well productivity and helps us reduce our operating costs;
•improving working capital and managing our balance sheet to maximize our financial flexibility;
•seeking additional ways to be one of the most cost-efficient service providers in the industry by optimizing costs, maintaining capital discipline and leveraging our scale and breadth of operations; and
•striving to achieve superior returns and cash flow generation for our shareholders.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. During the first quarter of 2020, we retired $500 million in total debt and extended the maturity for $1.0 billion of senior notes out to 2030. We have focused on debt reduction over the last few years, reducing total debt by approximately $2.6 billion since 2016. We believe we have a very manageable debt maturity profile, with approximately $1.3 billion coming due through 2024. As of March 31, 2020, we had $1.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL Q1 2020 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had $1.4 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2019.

Significant sources and uses of cash during the first three months of 2020
Sources of cash:
•Cash flows from operating activities were $225 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $200 million, primarily associated with higher customer receivables.

Uses of cash:
•In March 2020, we executed two transactions resulting in a reduction of net debt by $500 million. We issued $1.0 billion aggregate principal amount of senior notes and used the net proceeds from issuance along with cash on hand to repurchase $1.5 billion aggregate principal amount of senior notes. Inclusive of the tender premium and fees, these transactions resulted in a net payment of approximately $654 million.
•Capital expenditures were $213 million.
•We paid $158 million in dividends to our shareholders.
•We repurchased approximately 7.4 million shares of our common stock in early March, largely before the significant decline in oil prices, under our share repurchase program at a total cost of $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2020 is currently expected to be approximately $800 million, a decrease of 48% from 2019. We believe this level of spend will still allow us to invest in our key strategic areas, while continuing to rationalize our business to current market conditions. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics and adjust our capital spend accordingly.

Currently, our quarterly dividend rate is $0.18 per common share, or approximately $158 million. Based on our market outlook and valuations, our Board of Directors and management will review the dividend quarterly and will make adjustments, if necessary, for the long-term success of our business. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2020 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2020, we had $1.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures; working capital investments; dividends, if any; and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees or surety bonds were outstanding as of March 31, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) are BBB+ for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a negative outlook.
HAL Q1 2020 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
HAL Q1 2020 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2020, based upon the location of the services provided and products sold, 47% of our consolidated revenue was from the United States, compared to 55% of consolidated revenue from the United States in the first three months of 2019. No other country accounted for more than 10% of our revenue.

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

Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic and efforts to mitigate its effect has had a substantial negative impact on the global economy and demand for oil.

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

The table below shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas. Commodity prices dramatically decreased towards the latter part of the first quarter of 2020 following the dual impact of the COVID-19 pandemic and the inability of OPEC+ to agree on production cuts.

	Three Months Ended March 31		Year Ended December 31
	2020	2019	2019
Oil price - WTI (1)	$45.76	$54.83	$56.98
Oil price - Brent (1)	50.44	63.17	64.36
Natural gas price - Henry Hub (2)	1.91	2.92	2.54
(1) Oil spot price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended March 31		Year Ended December 31
	2020	2019	2019
U.S. Land	764	1,022	920
U.S. Offshore	21	21	23
Canada	196	183	134
North America	981	1,226	1,077
International	1,074	1,030	1,098
Worldwide total	2,055	2,256	2,175

HAL Q1 2020 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, OPEC+ was initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with a resulting oversupply.

As a result of these events, crude oil prices significantly declined during the first quarter of 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of $14 per barrel in late March, a level which had not been experienced since March 1999. The gap between paper market trades and physical barrels has widened to multi-decade highs, as WTI crude oil futures traded just above $20 per barrel in late March. The physical markets have shown signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. This has significantly increased the volatility in commodity prices. Brent crude oil spot prices also deteriorated during the first quarter, from a high of $70 per barrel in early January to a low of $15 per barrel in late March, a level which had not been experienced since June 1999. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity.

In the United States Energy Information Administration (EIA) April 2020 "Short Term Energy Outlook," the EIA projects WTI prices to average $20 per barrel in the second quarter of 2020 and $29 per barrel for the full year 2020, with a further increase to $41 per barrel in 2021. Brent prices are projected to average $23 per barrel during the second quarter of 2020 before increasing to $30 per barrel in the second half of the year, resulting in a full year 2020 average price of $33 per barrel. The EIA forecasts that average Brent prices will rise to an average of $46 per barrel in 2021, as a return to declining global oil inventories is expected to create upward pressure on prices.

The EIA projects crude oil production in the United States to average 11.8 million barrels per day in 2020, a 4% decrease from 2019, and an average of 11.1 million barrels per day in 2021. The International Energy Agency's (IEA) April 2020 "Oil Market Report" forecasts global oil supply to be significantly reduced by 12 million barrels per day in May, after OPEC+ agreed to cut production by 9.7 million barrels per day from an agreed baseline level. The IEA forecasts global demand to average approximately 90.5 million barrels per day in 2020, which is down 9.3 million barrels per day, or 9%, from 2019 demand. This is driven by demand damage created by the COVID-19 pandemic across all regions, primarily in North America, as a growing number of countries have imposed strict containment measures. Approximately 187 countries and territories have implemented such policies, of which 98 have asked their citizens to stay at home. In total, over 4 billion people are under containment as of April 2020.

The Henry Hub natural gas spot price averaged $1.91 per MMBtu in the first quarter of 2020, a decrease of $1.01 per MMBtu, or 35%, from the first quarter of 2019. The EIA April 2020 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.11 per MMBtu in 2020 and $2.98 per MMBtu in 2021.

North America operations
During the first quarter of 2020, the average United States land rig count decreased 25%, as compared to the first quarter of 2019. The pandemic and disruption in the oil and gas industry has particularly affected the North America market as the U.S. rig count continues to decline into April. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices. At a minimum, we expect activity to continue to decline through the end of 2020.

International operations
The average international rig count for the first quarter of 2020 was up 4% compared to the first quarter of 2019. While COVID-19 had minimal impact on our international operations in the first quarter, certain international customers are also reducing capital spending, deferring exploration and appraisal activity and looking to reduce costs on major ongoing projects, which we expect will have a substantial negative impact on the demand for our products and services. Furthermore, significant operational disruptions are expected at least through the second quarter due to the pandemic. We are experiencing restricted movements within countries, quarantining requirements for rotational staff, logistics delays due to third-party personnel reductions, and some country closures. We expect international activity to slow down and continue to decline, at a minimum, through the end of 2020. International projects and contract structures tend to be longer-term oriented. However, in the face of these unprecedented circumstances, our customers are reassessing their priorities, with some reacting more swiftly than others. We believe the activity changes internationally will not be uniform across all markets and anticipate that the least affected markets will be the OPEC countries in the Middle East, while offshore Africa and Latin America may see a more significant decline.

HAL Q1 2020 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Venezuela. The general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allows us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, was set to expire in July 2019 and had been extended several times. In April 2020, OFAC issued an updated general license. Effective April 21, 2020, the license prohibits us from performing the majority of our operations in the country. In particular, we are prohibited from performing activities associated with: (a) the drilling, lifting, or processing of, purchase or sale of, or transport or shipping of any Venezuelan-origin petroleum or petroleum products; and (b) the design, construction, installation, repair, or improvement of any wells or other facilities or infrastructure in Venezuela or the purchasing or provision of any goods or services, except as required for safety. Through December 1, 2020, we are only permitted to perform certain transactions and activities necessary for safety or the preservation of assets in Venezuela, along with other administrative activities. Consequently, we will cease our primary operations in Venezuela in order to comply with the sanctions. It is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
HAL Q1 2020 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019
RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenue:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$2,962	$3,662	$(700)	(19)%
Drilling and Evaluation	2,075	2,075	—	—
Total revenue	$5,037	$5,737	$(700)	(12)%

By geographic region:
North America	$2,460	$3,275	$(815)	(25)%
Latin America	516	587	(71)	(12)
Europe/Africa/CIS	831	748	83	11
Middle East/Asia	1,230	1,127	103	9
Total revenue	$5,037	$5,737	$(700)	(12)%

Operating income (loss):	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$345	$368	$(23)	(6)%
Drilling and Evaluation	217	123	94	76
Total	562	491	71	14
Corporate and other	(60)	(65)	5	8
Impairments and other charges	(1,073)	(61)	(1,012)	n/m
Total operating income (loss)	$(571)	$365	$(936)	n/m
n/m = not meaningful

Consolidated revenue was $5.0 billion in the first quarter of 2020, a decrease of $700 million, or 12%, as compared to the first quarter of 2019. These results were driven by reduced activity and pricing in North America land, primarily associated with pressure pumping and well construction. This decline was partially offset by higher activity for drilling-related services in the Eastern Hemisphere. Revenue from North America was 49% of consolidated revenue in the first quarter of 2020 compared to 57% of consolidated revenue in the first quarter of 2019. We reported an operating loss of $571 million during the first quarter of 2020 driven by $1.1 billion of impairments and other charges. This compares to operating income of $365 million during the first quarter of 2019, which includes $61 million of impairments and other charges. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Operating Segments

Completion and Production
Completion and Production revenue in the first quarter of 2020 was $3.0 billion, a decrease of $700 million, or 19%, when compared to the first quarter of 2019, while operating income was $345 million, a decrease of $23 million, or 6%. These results were primarily due to lower pressure pumping activity and pricing and reduced completion tool sales in North America, partially offset by increased cementing activity and completion tool sales in the Eastern Hemisphere.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2020 was $2.1 billion, which was flat from the first quarter of 2019, while operating income was $217 million, an increase of $94 million, or 76%. Higher activity for drilling-related services in the North Sea and Asia were offset by reduced activity and pricing for multiple product service lines in North America land and lower fluids activity in Latin America. Additionally, operating margins improved as a result of lower costs, primarily associated with changes in our North America cost structure, improved cost absorption in the North Sea and favorable changes in activity mix related to drilling-related services in the Eastern Hemisphere.

HAL Q1 2020 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019
Geographic Regions

North America
North America revenue in the first quarter of 2020 was $2.5 billion, a 25% decrease compared to the first quarter of 2019. This decline was mainly due to reduced activity and pricing in North America land, primarily associated with pressure pumping, well construction, and completion tool sales. This decline was partially offset by increased artificial lift activity and specialty chemicals sales in North America land, and stimulation activity in the Gulf of Mexico.

Latin America
Latin America revenue in the first quarter of 2020 was $516 million, a 12% decrease compared to the first quarter of 2019, resulting primarily from reduced fluids activity and stimulation services across the region, particularly in Argentina, coupled with decreased activity in multiple product service lines in Brazil, Ecuador and Colombia. These declines were partially offset by increased activity across multiple product service lines in Mexico and Guyana.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2020 was $831 million, an 11% increase compared to the first quarter of 2019, resulting primarily from increased drilling-related activity in the North Sea, improved well construction activity in Russia, and increased completions activity in Algeria, partially offset by reduced activity in multiple product service lines in Ghana.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2020 was $1.2 billion, a 9% increase compared to the first quarter of 2019, largely resulting from increased activity in the majority of product service lines in the United Arab Emirates, Indonesia, and Malaysia, partially offset by lower project management activity in India.

Other Operating Items

Impairments and other charges. During the three months ended March 31, 2020, we recognized $1.1 billion of impairments and other charges to further adjust our cost structure to current market conditions. These charges consisted primarily of asset impairments, mostly associated with pressure pumping equipment, as well as severance and other costs. See Note 2 to the condensed consolidated financial statements for further discussion on the first quarter charges. This compares to $61 million of impairments and other charges in the three months ended March 31, 2019, primarily related to an impairment of fixed assets.

Nonoperating Items

Loss on early extinguishment of debt. During the three months ended March 31, 2020, we recorded a $168 million loss on the early extinguishment of debt, which included a tender premium, unamortized discounts and costs on the retired notes, and tender fees. See Note 6 to the condensed consolidated financial statements for further information.

Effective tax rate. During the three months ended March 31, 2020, we recorded a total income tax provision of $119 million on a pre-tax loss of $896 million, resulting in an effective tax rate of -13.3%. See Note 7 to the condensed consolidated financial statements for further information. During the three months ended March 31, 2019, we recorded a total income tax provision of $40 million on pre-tax income of $192 million, resulting in an effective tax rate of 20.9%.

HAL Q1 2020 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Forward-Looking Information
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q1 2020 FORM 10-Q | 22

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

HAL Q1 2020 FORM 10-Q | 23

Table of Contents	Part II. Item 1(a) | Risk Factors
Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. For example, demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, we are facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.

In the midst of the ongoing COVID-19 pandemic, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:
•disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;
•notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•a credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•a need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or a delay or change in our capital investment plan;
•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases;
•infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
HAL Q1 2020 FORM 10-Q | 24

Table of Contents	Part II. Item 1(a) | Risk Factors
•changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our products and services;
•actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and
•a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 will be a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect a substantial decline in activity from levels we experienced in the first quarter of 2020, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.

The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

HAL Q1 2020 FORM 10-Q | 25

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	169,066	$24.62	—	$5,200,008,050
February 1 - 29	48,158	$23.25	—	$5,200,008,050
March 1 - 31	7,388,038	$13.56	7,377,085	$5,100,008,081
Total	7,605,262	$13.86	7,377,085

(a) Of the 7,605,262 shares purchased during the three-month period ended March 31, 2020, 228,177 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b) Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased approximately 7.4 million shares of our common stock in early March, largely before the significant decline in oil prices, under our share repurchase program at a total cost of $100 million at an average price of approximately $13.56 per share. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2020. From the inception of this program in February 2006 through March 31, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

HAL Q1 2020 FORM 10-Q | 26

Table of Contents	Part II. Item 3 | Defaults Upon Senior Securities
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

Item 5. Other Information

None.

HAL Q1 2020 FORM 10-Q | 27

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

	4.1
Ninth Supplemental Indenture, dated as of March 3, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 3, 2020, File No. 001-03492).

	4.2	Form of Global Note for the Company’s 2.920% Senior Notes due 2030 (included as part of Exhibit 4.1).

	10.1
Underwriting Agreement, dated February 19, 2020, among the Company and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Halliburton’s Form 8-K filed February 20, 2020, File No. 001-03492).

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

HAL Q1 2020 FORM 10-Q | 28

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 24, 2020

HAL Q1 2020 FORM 10-Q | 29