Form 10-Q
period 2020-06-30
HALLIBURTON CO
filed 2020-07-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

As of July 17, 2020, there were 878,470,401 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2020	2019	2020	2019
Revenue:
Services	$2,188	$4,559	$5,872	$8,911
Product sales	1,008	1,371	2,361	2,756
Total revenue	3,196	5,930	8,233	11,667
Operating costs and expenses:
Cost of services	2,097	4,204	5,490	8,360
Cost of sales	820	1,120	1,908	2,216
Impairments and other charges	2,147	247	3,220	308
General and administrative	43	56	97	115
Total operating costs and expenses	5,107	5,627	10,715	10,999
Operating income (loss)	(1,911)	303	(2,482)	668
Interest expense, net of interest income of $7, $4, $17 and $12	(124)	(144)	(258)	(287)
Loss on early extinguishment of debt	—	—	(168)	—
Other, net	(48)	(8)	(71)	(38)
Income (loss) before income taxes	(2,083)	151	(2,979)	343
Income tax benefit (provision)	402	(74)	283	(114)
Net income (loss)	$(1,681)	$77	$(2,696)	$229
Net (income) loss attributable to noncontrolling interest	5	(2)	3	(2)
Net income (loss) attributable to company	$(1,676)	$75	$(2,693)	$227

Basic and diluted net income (loss) per share	$(1.91)	$0.09	$(3.07)	$0.26
Basic weighted average common shares outstanding	877	874	877	874
Diluted weighted average common shares outstanding	877	875	877	874
See notes to condensed consolidated financial statements.
HAL Q2 2020 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2020	2019	2020	2019
Net income (loss)	$(1,681)	$77	$(2,696)	$229
Other comprehensive income, net of income taxes	9	1	20	2
Comprehensive income (loss)	$(1,672)	$78	$(2,676)	$231
Comprehensive (income) loss attributable to noncontrolling interest	5	(2)	3	(2)
Comprehensive income (loss) attributable to company shareholders	$(1,667)	$76	$(2,673)	$229
See notes to condensed consolidated financial statements.

HAL Q2 2020 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and equivalents	$1,811	$2,268
Receivables (net of allowances for credit losses of $796 and $776)	3,345	4,577
Inventories	2,745	3,139
Other current assets	1,198	1,228
Total current assets	9,099	11,212
Property, plant and equipment (net of accumulated depreciation of $11,145 and $12,630)	5,156	7,310
Goodwill	2,801	2,812
Deferred income taxes	2,034	1,683
Operating lease right-of-use assets	750	931
Other assets	1,264	1,429
Total assets	$21,104	$25,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,708	$2,432
Accrued employee compensation and benefits	486	604
Current portion of operating lease liabilities	212	208
Current maturities of long-term debt	188	11
Other current liabilities	1,500	1,623
Total current liabilities	4,094	4,878
Long-term debt	9,638	10,316
Operating lease liabilities	779	825
Employee compensation and benefits	511	525
Other liabilities	886	808
Total liabilities	15,908	17,352
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,067 and 1,068 shares)	2,666	2,669
Paid-in capital in excess of par value	125	143
Accumulated other comprehensive loss	(342)	(362)
Retained earnings	9,098	11,989
Treasury stock, at cost (190 shares)	(6,358)	(6,427)
Company shareholders’ equity	5,189	8,012
Noncontrolling interest in consolidated subsidiaries	7	13
Total shareholders’ equity	5,196	8,025
Total liabilities and shareholders’ equity	$21,104	$25,377
See notes to condensed consolidated financial statements.

HAL Q2 2020 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,696)	$229
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	3,220	308
Depreciation, depletion and amortization	599	836
Deferred income tax benefit, continuing operations	(353)	(47)
Changes in assets and liabilities:
Receivables	1,079	(394)
Accounts payable	(744)	(14)
Inventories	(39)	(347)
Other operating activities	(243)	(164)
Total cash flows provided by (used in) operating activities	823	407
Cash flows from investing activities:
Capital expenditures	(355)	(845)
Proceeds from sales of property, plant and equipment	122	87
Other investing activities	(48)	(53)
Total cash flows provided by (used in) investing activities	(281)	(811)
Cash flows from financing activities:
Payments on long-term borrowings	(1,653)	(12)
Proceeds from issuance of long-term debt, net	994	—
Dividends to shareholders	(198)	(314)
Stock repurchase program	(100)	(100)
Other financing activities	20	18
Total cash flows provided by (used in) financing activities	(937)	(408)
Effect of exchange rate changes on cash	(62)	(20)
Decrease in cash and equivalents	(457)	(832)
Cash and equivalents at beginning of period	2,268	2,008
Cash and equivalents at end of period	$1,811	$1,176
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$258	$266
Income taxes	$197	$208
See notes to condensed consolidated financial statements.

HAL Q2 2020 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2020 and the results of our operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and six months ended June 30, 2020 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The oil and gas industry experienced an unprecedented disruption during the first half of 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts, and disagreements between the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) in February 2020 regarding limits on production of oil. These events created a substantial surplus of oil. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of negative $37 per barrel in late April, a level which had never been experienced, and then rose to a high of $41 per barrel in early July. The drop to a negative per barrel price for WTI was a short term effect of a combination of forward contracts expiring, coupled with the decrease in demand and the absence of available storage capacity. As a result, global activity declined significantly, with the global rig count sinking to the lowest level since 1973. The U.S. average rig count for the second quarter declined 50% compared to the first quarter, while the international rig count dropped 22%.

These market conditions have significantly impacted our business and our outlook globally, with a more severe impact to our North America business in the near-term. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices, and we have experienced significant activity reductions and pricing pressure for our products and services, which we expect to continue. In line with these rapidly changing market conditions, our market capitalization also deteriorated as a result during the first half of 2020. We determined these recent events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of May 1, 2020. We also took actions to rationalize our portfolio of real estate facilities and initiate reductions in our global workforce in an effort to mitigate the impact of market deterioration and better align our workforce and cost structure with anticipated activity levels. As part of our real estate rationalization, we identified owned properties to sell and leased properties to abandon.

HAL Q2 2020 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
We determined the fair value of our long-lived assets based on a discounted cash flow analysis, with the exception of real estate facilities which are classified as held for sale for which fair value was based on third party sales price estimates. We determined the fair value for each reporting unit in our goodwill impairment assessment using both a discounted cash flow analysis and a multiples-based market approach for comparable companies. Given the current volatile market environment, we utilized third-party valuation advisors to assist us with these valuations. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Based upon our impairment assessments, we determined the carrying amount of some of our long-lived assets exceeded their respective fair values. Therefore, we recorded impairments and other charges of approximately $1.3 billion during the three months ended June 30, 2020 relating to these assets. Long-lived asset impairments include impairments of property, plant and equipment, intangible assets, and real estate facilities. As a result of our goodwill impairment assessment, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary. We will continue to evaluate these reporting units for potential goodwill impairment in the third quarter of 2020 as market conditions evolve.

The following table presents various pre-tax charges we recorded during the three and six months ended June 30, 2020 and 2019, which are reflected within "Impairments and other charges" on our condensed consolidated statements of operations.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2020	2019	2020	2019
Long-lived asset impairments	$1,252	$108	$2,268	$150
Inventory costs and write-downs	494	33	494	33
Severance costs	241	58	273	77
Other	160	48	185	48
Total impairments and other charges	$2,147	$247	$3,220	$308

Of the $2.1 billion of impairments and other charges recorded during the three months ended June 30, 2020, approximately $1.4 billion was attributable to our Completion and Production segment and approximately $770 million was attributable to our Drilling and Evaluation segment. The $1.3 billion of long-lived asset impairments consists of the following: $368 million attributable to hydraulic fracturing equipment, the majority of which was located in North America; $281 million related to real estate properties; $122 million related to right-of-use assets, primarily operating leases; $146 million related to well intervention services equipment; $131 million related to intangible assets; and $204 million associated with other fixed asset impairments, including disposals. Inventory costs and write-downs in the table above primarily represent disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

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

HAL Q2 2020 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2020	2019	2020	2019
Revenue:
Completion and Production	$1,672	$3,805	$4,634	$7,467
Drilling and Evaluation	1,524	2,125	3,599	4,200
Total revenue	$3,196	$5,930	$8,233	$11,667
Operating income (loss):
Completion and Production	$159	$470	$504	$838
Drilling and Evaluation	127	145	344	268
Total operations	286	615	848	1,106
Corporate and other (a)	(50)	(65)	(110)	(130)
Impairments and other charges (b)	(2,147)	(247)	(3,220)	(308)
Total operating income (loss)	$(1,911)	$303	$(2,482)	$668
Interest expense, net of interest income	(124)	(144)	(258)	(287)
Loss on early extinguishment of debt (c)	—	—	(168)	—
Other, net	(48)	(8)	(71)	(38)
Income (loss) before income taxes	$(2,083)	$151	$(2,979)	$343
(a) Includes certain expenses not attributable to a particular business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) For the three months ended June 30, 2020, amount includes approximately $1.4 billion attributable to Completion and Production, $770 million attributable to Drilling and Evaluation, and $25 million attributable to Corporate and other. For the three months ended June 30, 2019, amount includes $77 million attributable to Completion and Production, $142 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. For the six months ended June 30, 2020, amount includes $2.1 billion attributable to Completion and Production, $1.0 billion attributable to Drilling and Evaluation, and $41 million attributable to Corporate and other. For the six months ended June 30, 2019, amount includes $127 million attributable to Completion and Production, $153 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. See Note 2 for further discussion on these impairments and other charges.
(c) For the six months ended June 30, 2020, amount includes a $168 million loss on extinguishment of debt related to the early repurchase of senior notes. See Note 6 for further discussion on this charge.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 41% and 54% of our consolidated revenue was from the United States for the six months ended June 30, 2020 and 2019, respectively. No other country accounted for more than 10% of our revenue.

HAL Q2 2020 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended June 30		Six Months Ended June 30
Revenue by segment:	2020	2019	2020	2019
Completion and Production	$1,672	$3,805	$4,634	$7,467
Drilling and Evaluation	1,524	2,125	3,599	4,200
Total revenue	$3,196	$5,930	$8,233	$11,667
Revenue by geographic region:
North America	$1,049	$3,327	$3,509	$6,602
Latin America	346	571	862	1,158
Europe/Africa/CIS	691	823	1,522	1,571
Middle East/Asia	1,110	1,209	2,340	2,336
Total revenue	$3,196	$5,930	$8,233	$11,667

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

Receivables
As of June 30, 2020, 27% of our net trade receivables were from customers in the United States. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our trade receivables at those dates. As a result of the current market environment, we have an increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q2 2020 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2020	December 31, 2019
Finished products and parts	$1,514	$1,865
Raw materials and supplies	1,154	1,147
Work in process	77	127
Total	$2,745	$3,139

During the six months ended June 30, 2020, we recorded $494 million of impairment charges related to inventory. See Note 2 for further discussion on impairments and other charges.

Note 6. Debt

On March 3, 2020, we issued $1.0 billion aggregate principal amount of 2.92% senior notes due March 2030. Subsequently, on March 5, 2020, we completed a tender offer to purchase $1.5 billion aggregate principal amount of senior notes using proceeds from the debt issuance and cash on hand. The tender offer consisted of $500 million of 3.50% senior notes due August 2023 and $1.0 billion of 3.80% senior notes due November 2025. This early debt repurchase resulted in a $168 million loss on extinguishment, which included a tender premium, unamortized discounts and costs on the retired notes, and other tender fees. These costs were included in "Loss on early extinguishment of debt" on our condensed consolidated statements of operations for the six months ended June 30, 2020.

The $1.0 billion senior notes issued in March rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments, and have no sinking fund requirements. We may redeem some or all of the notes at any time at the applicable redemption prices, plus accrued and unpaid interest.

Note 7. Income Taxes

During the three months ended June 30, 2020, we recorded a total income tax benefit of $402 million on a pre-tax loss of $2.1 billion, resulting in an effective tax rate of 19.3%. Our effective tax rate during the three months ended June 30, 2020 was impacted by the geographic mix of our earnings.

During the six months ended June 30, 2020, we recorded a total income tax benefit of $283 million on a pre-tax loss of $3.0 billion, resulting in an effective tax rate of 9.5%. The effective tax rate for this period was primarily impacted by our first quarter results, which included the impacts of the COVID-19 pandemic and OPEC+ disagreements which created an unprecedented disruption in the oil and gas industry. After evaluating the negative impact that these events are expected to have on our business outlook, we determined that it was more likely than not that certain foreign tax credits would not be realized. Accordingly, we recognized a valuation allowance on our deferred tax assets in the amount of $310 million during the first quarter. Additionally, we recorded $3.2 billion of impairments and other charges and a $168 million loss on extinguishment of debt during the six months ended June 30, 2020, resulting in a $686 million tax benefit recognized during the period. Our effective tax rate during the six months ended June 30, 2020 was also impacted by the geographic mix of our earnings.

See Note 2 for further information on these adverse market conditions and impairments and other charges recognized during the three and six months ended June 30, 2020.

HAL Q2 2020 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,017)	—	2	(1,015)
Other comprehensive income	—	—	—	—	11	—	11
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	—	(33)	115	—	—	—	82
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	$2,669	$110	$(6,412)	$10,814	$(351)	$13	$6,843
Comprehensive income (loss):
Net loss	—	—	—	(1,676)	—	(5)	(1,681)
Other comprehensive income	—	—	—	—	9	—	9
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	(3)	15	54	—	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	$2,666	$125	$(6,358)	$9,098	$(342)	$7	$5,196

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625
Comprehensive income (loss):
Net income	—	—	—	75	—	2	77
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	(1)	(166)	250	—	—	—	83
Other	—	—	—	—	1	(6)	(5)
Balance at June 30, 2019	$2,670	$58	$(6,520)	$13,652	$(352)	$16	$9,524

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the six months ended June 30, 2020, under that program we repurchased approximately 7.4 million shares of our common stock for a total cost of $100 million, all of which were purchased in the first quarter of 2020. Approximately $5.1 billion remained
HAL Q2 2020 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
authorized for repurchases as of June 30, 2020. From the inception of this program in February 2006 through June 30, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2020	December 31, 2019
Defined benefit and other postretirement liability adjustments	$(204)	$(214)
Cumulative translation adjustments	(84)	(82)
Other	(54)	(66)
Total accumulated other comprehensive loss	$(342)	$(362)

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

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2020	2019	2020	2019
Basic weighted average common shares outstanding	877	874	877	874
Dilutive effect of awards granted under our stock incentive plans	—	1	—	—
Diluted weighted average common shares outstanding	877	875	877	874

Antidilutive shares:
Options with exercise price greater than the average market price	27	23	27	20
Shares which are antidilutive due to net loss position	1	—	2	—
Total antidilutive shares	28	23	29	20

Note 11. Fair Value of Financial Instruments

        The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

HAL Q2 2020 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2020				December 31, 2019
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,894	$2,690	$10,584	$9,826	$11,093	$868	$11,961	$10,327

The total fair value of our debt decreased during the first half of 2020, primarily due to the negative impact on our business and industry associated with the COVID-19 pandemic and OPEC+ disagreements as described in Note 2. These events have collectively increased the credit spreads for all of our publicly traded bonds, thus reducing the associated fair value. Additionally, the fair value and carrying value of our debt decreased in the first half of 2020 due to an early repurchase of senior notes. See Note 6 for further information.

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

HAL Q2 2020 FORM 10-Q | 12

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are located in the United States, Malaysia, Singapore and the United Kingdom. With more than 40,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas.

The following charts depict the company's revenue split between our two operating segments and our four primary geographic regions for the quarter ended June 30, 2020.

COVID-19 pandemic and market conditions update
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of negative $37 per barrel in late April, a level which had never been experienced, and then rose to a high of $41 per barrel in early July. The drop to a negative per barrel price for WTI was a short term effect of a combination of forward contracts expiring, coupled with the decrease in demand and the absence of available
HAL Q2 2020 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
storage capacity. As a result, global activity declined significantly, with the global rig count sinking to the lowest level since 1973. The U.S. average rig count for the second quarter declined 50% compared to the first quarter, while the international rig count dropped 22%.

Financial results
The pandemic and the disruption in the oil and gas industry has had and continues to have a material adverse effect on our business, liquidity, financial condition and results of operations. The financial results for the second quarter of 2020 reflect the reduced activity experienced in various locations around the world. The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of 2019 and 2020.

During the second quarter of 2020, we generated total company revenue of $3.2 billion, a 46% decrease as compared to the second quarter of 2019. We reported an operating loss of $1.9 billion during the second quarter of 2020 driven by the decrease in revenue and $2.1 billion of impairments and other charges. This compares to operating income of $303 million during the second quarter of 2019, which includes $247 million of impairments and other charges. Our Completion and Production segment revenue decreased 56% from the second quarter of 2019, primarily due to a global reduction in pressure pumping activity. Our Drilling and Evaluation segment revenue decreased 28% from the second quarter of 2019, primarily driven by reduced drilling-related services and wireline activity in both North America and Latin America.

In North America, our revenue decreased 68% in the second quarter of 2020, as compared to the second quarter of 2019, driven by reduced activity and pricing in U.S. land, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales. North America activity is declining as a result of lower oil prices caused by the pandemic and the precipitous decline in the demand for oil. Our customers remain focused on reducing their capital spending budgets, with full year spending estimated to be approximately 50% lower than 2019. The average U.S. land rig count fell by approximately 50% since the first quarter of 2020 and 61% compared to the second quarter of 2019, and continued to decline into July 2020.

Revenue in our international markets decreased 18% in the second quarter of 2020, as compared to the second quarter of 2019, primarily driven by decreased activity across Argentina and Colombia, coupled with lower pressure pumping activity in Europe/Africa/CIS. International customers are reducing capital spending, deferring exploration and appraisal activity and looking to reduce costs on major ongoing projects, most notably in the offshore exploration markets.

Business outlook
Demand for our products and services could continue to decline as our customers revise their capital budgets downwards and adjust their operations in response to lower oil prices. As operators in North America and the international markets look for ways to reduce spending, we will work to improve efficiencies that help both our customers and our company optimize costs. We have taken significant steps to reduce our fixed costs through our service delivery improvement strategy, including reducing headcount, consolidating our facilities, removing layers of operations management in North America, streamlining our support functions, and reducing maintenance cost per horsepower-hour. We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery. Nevertheless, we will maintain our commitment to safety and service quality for our customers and continue to focus on generating returns and cash flow.

HAL Q2 2020 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview
In North America, we expect production to remain structurally lower in the foreseeable future with slower growth going forward. With shrinking demand for shale oil and limited access to the capital markets, we expect to see a more disciplined market with stronger operators and service companies. We expect to see a modest improvement in completions activity during the third quarter, followed by a seasonal deceleration at the end of the year. The decline in drilling activity has slowed and we believe the rig count decline should level off in the third quarter. We restructured our North America organization in 2019 and implemented additional measures in the second quarter of 2020 to further reduce our costs and improve our cash flow with the acceleration of our service delivery improvement strategy. We also expect to continue deploying technologies that lower our costs and improve production results for our customers.

Internationally, we anticipate drilling activity to continue to decline modestly, while completions stay resilient into year-end. Overall, we expect a mid-teens percentage decline in international activity and spending in 2020 as compared to 2019. We believe the activity changes will not be uniform across all markets and anticipate that the least affected markets will be the OPEC countries in the Middle East and the Norwegian sector of the North Sea, while Latin America and Africa may see a more significant decline. OPEC+ production decisions and compliance, as well as the duration of pandemic-related demand and activity disruptions will ultimately determine how much international spending will decline in 2020. Within our international business, we plan to implement our remaining cost reduction actions by the end of the third quarter. We expect that as oil demand recovers, international producers will have the opportunity to regain market share as a result of declining U.S. production, leading to healthy activity levels internationally.

During the first half of 2020, we had $355 million of capital expenditures, a decrease of 58% from the first half of 2019, as we adjusted to current market conditions. Our expected full year 2020 capital expenditures remain approximately $800 million, a 48% decrease from 2019, with expenditures largely directed towards our international business. We believe this level of spend will still allow us to invest in our key strategic areas, while continuing to rationalize our business to current market conditions. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics and adjust our capital expenditures accordingly.

Under the adverse market conditions we are facing in 2020, we are taking swift actions that we believe will not only temper the impact of the activity declines on our financial performance, but also will further boost our earnings power and cash flow generation ability. We plan to continue executing the following strategies through the end of 2020:
•collaborating with, and engineering solutions to maximize asset value for our customers;
•directing capital and resources to projects around the world that we believe will provide the best opportunity to generate acceptable returns;
•accelerating our adoption of digital technologies to drive performance, operational efficiencies and cost reductions for our customers and internally;
•deploying differentiated technology that helps our customers reduce reservoir uncertainty and improve well productivity;
•improving working capital and managing our balance sheet to maximize our financial flexibility;
•seeking additional ways to be one of the most cost-efficient service providers in the industry by optimizing structural costs, maintaining capital discipline and leveraging our scale and breadth of operations; and
•striving to achieve superior returns and cash flow generation for our shareholders.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In March 2020, we retired $500 million in total debt and extended the maturity for $1.0 billion of senior notes out to 2030. We have focused on debt reduction over the last few years, reducing total debt by approximately $2.6 billion since 2016. We believe we have a very manageable debt maturity profile, with approximately $1.3 billion coming due through 2024. As of June 30, 2020, we had $1.8 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL Q2 2020 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had $1.8 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2019.

Significant sources and uses of cash during the first six months of 2020
Sources of cash:
•Cash flows from operating activities were $823 million. This included a positive impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $296 million, primarily associated with lower customer receivables, offset by approximately $235 million of cash payments for impairment and other charges, primarily severance.

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
•Capital expenditures were $355 million.
•We paid $198 million in dividends to our shareholders.
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

During the second quarter of 2020, based on our market outlook, we reduced our quarterly dividend rate from $0.18 per common share to $0.045 per common share, which equates to a reduction in cash outflow from approximately $160 million per quarter to approximately $40 million per quarter. We will continue to maintain our focus on liquidity and review our quarterly dividend in light of our priorities of future debt reduction and, as market conditions evolve, reinvesting in our business.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2020 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2020, we had $1.8 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of June 30, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a negative outlook.
HAL Q2 2020 FORM 10-Q | 16

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
HAL Q2 2020 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2020, based upon the location of the services provided and products sold, 41% of our consolidated revenue was from the United States, compared to 54% of consolidated revenue from the United States in the first six months of 2019. No other country accounted for more than 10% of our revenue.

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

Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic and efforts to mitigate its effect have had a substantial negative impact on the global economy and demand for oil.

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

The table below shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas. Commodity prices dramatically decreased during the second quarter of 2020 due to the dual impact of the COVID-19 pandemic and over supply of oil from the inability of OPEC+ to agree on production cuts in the first quarter of 2020.

	Three Months Ended June 30		Year Ended December 31
	2020	2019	2019
Oil price - WTI (1)	$27.81	$59.77	$56.98
Oil price - Brent (1)	29.34	68.92	64.36
Natural gas price - Henry Hub (2)	1.71	2.56	2.54
(1) Oil spot price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2020	2019	2020	2019	2019
U.S. Land	379	967	570	994	920
U.S. Offshore	13	22	18	22	23
Canada	25	82	110	132	134
North America	417	1,071	698	1,148	1,077
International	834	1,109	954	1,069	1,098
Worldwide total	1,251	2,180	1,652	2,217	2,175

HAL Q2 2020 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020 OPEC+ was initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of an over supply of oil.

As a result of these events, crude oil prices significantly declined during the first half of 2020. WTI oil spot prices decreased from a high of $63 per barrel in early January to a low of negative $37 per barrel in late April. The drop to a negative per barrel price for WTI was a short term effect of a combination of forward contracts expiring, coupled with the decrease in demand and the absence of available storage capacity. Within 10 days the WTI price had recovered to above $19 per barrel, but has remained below $41 per barrel through early July. Brent crude oil spot prices also deteriorated during the first half of 2020, from a high of $70 per barrel in early January to a low of $15 per barrel in late March, a level which had not been experienced since June 1999, before rebounding to a high of $43 in early July. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity.

In the United States Energy Information Administration (EIA) July 2020 "Short Term Energy Outlook," the EIA projects average WTI prices to be $38 per barrel in the third quarter and for the full year 2020, and to increase to $46 per barrel in 2021. Brent prices are projected to average $41 per barrel during the second half of 2020 and rise to $50 per barrel in 2021.

The EIA projects crude oil production in the United States to average 11.6 million barrels per day in 2020, a 5% decrease from 2019, and 11.0 million barrels per day in 2021. The International Energy Agency's (IEA) July 2020 "Oil Market Report" reports global oil supply to have fallen by 2.4 million barrels per day in June to a nine-year low of 86.9 million barrels per day. Compliance with the OPEC+ output deal has cut the world oil output by nearly 14 million barrels per day since April. If the OPEC+ cuts stay in place as agreed, global oil supply could fall by 7.1 million barrels per day in 2020 before seeing a modest recovery of 1.7 million barrels per day next year. The IEA forecasts global demand to average approximately 92.1 million barrels per day in 2020, down 7.9 million barrels per day, or 8%, from 2019 demand. This is a slightly smaller decline than previously forecasted. In addition, IEA forecasted a recovery of 5.3 million barrels per day in 2021. The recent increase in COVID-19 cases and the introduction of partial lockdowns introduces more uncertainty to the forecast.

The Henry Hub natural gas spot price averaged $1.71 per MMBtu in the second quarter of 2020 as compared to the second quarter of 2019, a decrease of $0.85 per MMBtu, or 33%. The EIA July 2020 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $1.93 per MMBtu in 2020 and $3.10 per MMBtu in 2021.

North America operations
During the second quarter of 2020, the average United States land rig count decreased 61%, as compared to the second quarter of 2019. The pandemic and disruption in the oil and gas industry has particularly affected the North America market as the U.S. rig count continues to decline into July. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower demand and commodity prices. Nevertheless, assuming no material adverse change in the status of the pandemic, and WTI spot prices remain range-bound around $40 per barrel, we believe customers will begin to bring back shut-in production which will lead to a modest uptick in completions activity during the third quarter of 2020, followed by a seasonal deceleration at the end of the year. The decline in drilling activity has slowed, and we believe the rig count should reach its lowest point in the third quarter of 2020. Our full year 2020 customer spend outlook for North America remains unchanged at approximately 50% lower than 2019. With shrinking demand for shale oil and limited access to the capital markets, we expect to see a more disciplined market with stronger operators and service companies.

International operations
The average international rig count for the second quarter of 2020 was down 25% compared to the second quarter of 2019. We anticipate drilling activity to continue to decline modestly, while completions stay resilient into year-end. The activity changes have not been and will not be uniform across all international markets. Some customers across our international markets are deferring new projects, most notably in the offshore exploration markets. On a full year basis, we expect activity in the OPEC countries in the Middle East and the Norwegian sector of the North Sea to be more resilient, while Latin America and Africa decline sharply. Due to the deeper and longer pullback in Latin America, we now anticipate a mid-teens percentage decline in international activity and spend for the full year 2020.

HAL Q2 2020 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Venezuela. The general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allowed us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, was set to expire in July 2019 and had been extended several times. In April 2020, OFAC issued an updated general license. Effective April 21, 2020, the license prohibits us from performing the majority of our operations in the country. In particular, we are prohibited from performing activities associated with: (a) the drilling, lifting, or processing of, purchase or sale of, or transport or shipping of any Venezuelan-origin petroleum or petroleum products; and (b) the design, construction, installation, repair, or improvement of any wells or other facilities or infrastructure in Venezuela or the purchasing or provision of any goods or services, except as required for safety. Through December 1, 2020, we are only permitted to perform certain transactions and activities necessary for (i) safety or the preservation of assets in Venezuela or (ii) the winding down of operations, contracts or other agreements in Venezuela, along with other administrative activities. Consequently, we have ceased our primary operations in Venezuela in order to comply with the sanctions. It is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
HAL Q2 2020 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (QTD)
RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Revenue:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$1,672	$3,805	$(2,133)	(56)%
Drilling and Evaluation	1,524	2,125	(601)	(28)
Total revenue	$3,196	$5,930	$(2,734)	(46)%

By geographic region:
North America	$1,049	$3,327	$(2,278)	(68)%
Latin America	346	571	(225)	(39)
Europe/Africa/CIS	691	823	(132)	(16)
Middle East/Asia	1,110	1,209	(99)	(8)
Total revenue	$3,196	$5,930	$(2,734)	(46)%

Operating income (loss):	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$159	$470	$(311)	(66)%
Drilling and Evaluation	127	145	(18)	(12)
Total	286	615	(329)	(53)
Corporate and other	(50)	(65)	15	23
Impairments and other charges	(2,147)	(247)	(1,900)	n/m
Total operating income (loss)	$(1,911)	$303	$(2,214)	n/m
n/m = not meaningful

Consolidated revenue was $3.2 billion in the second quarter of 2020, a decrease of $2.7 billion, or 46%, as compared to the second quarter of 2019. These results were driven by lower activity and pricing in U.S. land, primarily associated with stimulation activity, well construction, and artificial lift, as well as reduced activity in Latin America. Revenue from North America was 33% of consolidated revenue in the second quarter of 2020 compared to 56% of consolidated revenue in the second quarter of 2019. We reported an operating loss of $1.9 billion during the second quarter of 2020 driven by the decrease in revenue and $2.1 billion of impairments and other charges. This compares to operating income of $303 million during the second quarter of 2019, which included $247 million of impairments and other charges. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Operating Segments

Completion and Production
Completion and Production revenue in the second quarter of 2020 was $1.7 billion, a decrease of $2.1 billion, or 56%, when compared to the second quarter of 2019, while operating income was $159 million, a decrease of $311 million, or 66%. These results were primarily due to a global reduction in pressure pumping activity, coupled with lower artificial lift and completion tool sales in U.S. land.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2020 was $1.5 billion, a decrease of $601 million, or 28% when compared to the second quarter of 2019, while operating income was $127 million, a decrease of $18 million, or 12%. These results were driven by reduced drilling-related services and wireline activity in both North America and Latin America, coupled with decreased project management activity in Middle East/Asia. This decline was partially offset by increased drilling-related services in the North Sea.
HAL Q2 2020 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (QTD)
Geographic Regions

North America
North America revenue in the second quarter of 2020 was $1.0 billion, a 68% decrease compared to the second quarter of 2019. This decline was mainly due to reduced activity and pricing in U.S. land, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales. These results were partially offset by increased stimulation activity and completion tool sales in the Gulf of Mexico.

Latin America
Latin America revenue in the second quarter of 2020 was $346 million, a 39% decrease compared to the second quarter of 2019, resulting from reduced activity across the majority of product service lines in Argentina, Colombia, Brazil, and Ecuador.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2020 was $691 million, a 16% decrease compared to the second quarter of 2019, resulting primarily from decreased stimulation activity, well construction, and wireline activity across the region, coupled with lower activity across multiple product service lines in Nigeria. These declines were partially offset by increased activity in Russia.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2020 was $1.1 billion, an 8% decrease compared to the second quarter of 2019, largely resulting from decreased stimulation services, project management activity, and well intervention services in the Middle East, coupled with reduced project management activity in Asia. These declines were partially offset by increased activity in Indonesia.

Other Operating Items

Impairments and other charges. During the three months ended June 30, 2020, we recognized $2.1 billion of impairments and other charges to further adjust our cost structure to current market conditions. These charges consisted primarily of asset impairments, mostly associated with pressure pumping equipment and real estate facilities, as well as inventory write-offs, severance, and other costs. This compares to $247 million of impairments and other charges recorded in the three months ended June 30, 2019, primarily related to asset impairments and severance costs. See Note 2 to the condensed consolidated financial statements for further discussion on these second quarter charges.

Nonoperating Items

Effective tax rate. During the three months ended June 30, 2020, we recorded a total income tax benefit of $402 million on a pre-tax loss of $2.1 billion, resulting in an effective tax rate of 19.3%. See Note 7 to the condensed consolidated financial statements for further information. During the three months ended June 30, 2019, we recorded a total income tax provision of $74 million on pre-tax income of $151 million, resulting in an effective tax rate of 48.5%. Our effective tax rate during the three months ended June 30, 2019 was significantly impacted by $247 million in pre-tax impairments and other charges recorded during the period, as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. Our effective tax rate during the three months ended June 30, 2019 was also impacted by the geographic mix of our earnings.

HAL Q2 2020 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (YTD)
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Revenue:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$4,634	$7,467	$(2,833)	(38)%
Drilling and Evaluation	3,599	4,200	(601)	(14)
Total revenue	$8,233	$11,667	$(3,434)	(29)%

By geographic region:
North America	$3,509	$6,602	$(3,093)	(47)%
Latin America	862	1,158	(296)	(26)
Europe/Africa/CIS	1,522	1,571	(49)	(3)
Middle East/Asia	2,340	2,336	4	—
Total revenue	$8,233	$11,667	$(3,434)	(29)%

Operating income (loss):	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$504	$838	$(334)	(40)%
Drilling and Evaluation	344	268	76	28
Total	848	1,106	(258)	(23)
Corporate and other	(110)	(130)	20	15
Impairments and other charges	(3,220)	(308)	(2,912)	n/m
Total operating income (loss)	$(2,482)	$668	$(3,150)	n/m
n/m = not meaningful

Consolidated revenue was $8.2 billion in the first six months of 2020, a decrease of $3.4 billion, or 29%, as compared to the first six months of 2019. This decline was primarily driven by lower activity and pricing for stimulation services and well construction in North America. We reported an operating loss of $2.5 billion in the first six months of 2020 compared to operating income of $668 million during the first six months of 2019. Operating results in the first six months of 2020 were impacted by a decrease in revenue and $3.2 billion of impairments and other charges, while operating results in the first six months of 2019 included $308 million of impairments and other charges. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 43% of consolidated revenue in the first six months of 2020, compared to 57% of consolidated revenue in the first six months of 2019.

Operating Segments

        Completion and Production
Completion and Production revenue in the first six months of 2020 was $4.6 billion, a decrease of $2.8 billion, or 38%, compared to the first six months of 2019. Operating income in the first six months of 2020 was $504 million, a decrease of $334 million, or 40%, compared to the first six months of 2019. These results were primarily driven by a global decline of pressure pumping activity, primarily in U.S. land and Latin America, coupled with lower artificial lift activity in U.S. land.

        Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2020 was $3.6 billion, a decrease of $601 million, or 14%, compared to the first six months of 2019, primarily related to reduced drilling-related activity in both North America and Latin America, coupled with lower wireline activity in U.S. land and decreased project management activity in Middle East/Asia. These results were partially offset by increased drilling-related services in the Eastern Hemisphere. Operating income in the first six months of 2020 was $344 million, an increase of $76 million, or 28%, compared to the first six months of 2019, primarily associated with changes in our North America cost structure and favorable changes in the activity mix related to drilling-related services in the Eastern Hemisphere.

HAL Q2 2020 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (YTD)
Geographic Regions

        North America
        North America revenue in the first six months of 2020 was $3.5 billion, a 47% decrease compared to the first six months of 2019. These results were driven by lower activity and pricing across the region, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales.

        Latin America
        Latin America revenue in the first six months of 2020 was $862 million, a 26% decrease compared to the first six months of 2019, resulting primarily from decreased well construction, stimulation activity, and wireline activity in Argentina, Brazil, Colombia, and Ecuador.

        Europe/Africa/CIS
        Europe/Africa/CIS revenue in the first six months of 2020 was $1.5 billion, a 3% decrease from the first six months of 2019, primarily due to reduced pressure pumping and pipeline services across the region, partially offset by increased drilling-related services in the North Sea.

        Middle East/Asia
        Middle East/Asia revenue in the first six months of 2020 was $2.3 billion, which was flat from the first six months of 2019. Higher well construction activity in Indonesia, coupled with increased activity in Malaysia, offset the reduction in stimulation activity in the Middle East and lower project management activity in India.

Other Operating Items

Impairments and other charges. During the six months ended June 30, 2020, we recognized $3.2 billion of impairments and other charges to further adjust our cost structure to current market conditions. These charges consisted primarily of asset impairments, mostly associated with pressure pumping equipment and real estate facilities, as well as inventory write-offs, severance and other costs. This compares to $308 million of charges in the six months ended June 30, 2019, primarily related to asset impairments and severance costs. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the six months ended June 30, 2020, we recorded a $168 million loss on the early extinguishment of debt, which included a tender premium, unamortized discounts and costs on the retired notes, and tender fees. See Note 6 to the condensed consolidated financial statements for further information.

        Effective tax rate. During the six months ended June 30, 2020, we recorded a total income tax benefit of $283 million on a pre-tax loss of $3.0 billion, resulting in an effective tax rate of 9.5%. See Note 7 to the condensed consolidated financial statements for further information. During the six months ended June 30, 2019, we recorded a total income tax provision of $114 million on pre-tax income of $343 million, resulting in an effective tax rate of 33.0%. Our effective tax rate during the six months ended June 30, 2019 was significantly impacted by $308 million in pre-tax impairments and other charges recorded during the period, as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. Our effective tax rate during the six months ended June 30, 2019 was also impacted by the geographic mix of our earnings.

HAL Q2 2020 FORM 10-Q | 24

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q2 2020 FORM 10-Q | 25

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

HAL Q2 2020 FORM 10-Q | 26

Table of Contents	Part II. Item 1(a) | Risk Factors
Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The recent COVID-19 pandemic and related economic repercussions have had, and continue to have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition, which effect could worsen.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. For example, demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, we are facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements. These logistical challenges and inefficiencies could worsen if the pandemic worsens.

In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020 OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, there is no assurance that the agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future.

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
•a need to preserve liquidity, which could result in a further reduction or suspension of our quarterly dividend or a delay or change in our capital investment plan;
•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•a further reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•additional costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges;
•infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
•changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our products and services;
HAL Q2 2020 FORM 10-Q | 27

Table of Contents	Part II. Item 1(a) | Risk Factors
•actions undertaken by national, regional and local governments and health officials to contain COVID-19 or treat its effects; and
•a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery.

The confluence of events described above have had a significant adverse impact on the oil and gas industry and a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. We cannot predict when the continuing adverse effect on us will end, and depending on the duration of the pandemic and its severity, this adverse effect could worsen. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

HAL Q2 2020 FORM 10-Q | 28

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	11,759	$16.57	—	$5,100,008,081
May 1 - 31	350,177	$11.30	—	$5,100,008,081
June 1 - 30	391,292	$12.21	—	$5,100,008,081
Total	753,228	$11.85	—

(a) All of the 753,228 shares purchased during the three-month period ended June 30, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b) Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2020. From the inception of this program in February 2006 through June 30, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

HAL Q2 2020 FORM 10-Q | 29

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

Item 5. Other Information

None.

HAL Q2 2020 FORM 10-Q | 30

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

†	10.1
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 11, 2020 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 7, 2020, File No. 001-03492).

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

HAL Q2 2020 FORM 10-Q | 31

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 24, 2020

HAL Q2 2020 FORM 10-Q | 32