Form 10-Q
period 2020-09-30
HALLIBURTON CO
filed 2020-10-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 16, 2020, there were 884,007,207 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2020	2019	2020	2019
Revenue:
Services	$2,068	$4,207	$7,940	$13,118
Product sales	907	1,343	3,268	4,099
Total revenue	2,975	5,550	11,208	17,217
Operating costs and expenses:
Cost of services	1,904	3,860	7,394	12,220
Cost of sales	755	1,101	2,663	3,317
Impairments and other charges	133	—	3,353	308
General and administrative	41	53	138	168
Total operating costs and expenses	2,833	5,014	13,548	16,013
Operating income (loss)	142	536	(2,340)	1,204
Interest expense, net of interest income of $11, $6, $28 and $18	(122)	(141)	(380)	(428)
Loss on early extinguishment of debt	—	—	(168)	—
Other, net	(21)	(23)	(92)	(61)
Income (loss) before income taxes	(1)	372	(2,980)	715
Income tax benefit (provision)	(18)	(76)	265	(190)
Net income (loss)	$(19)	$296	$(2,715)	$525
Net (income) loss attributable to noncontrolling interest	2	(1)	5	(3)
Net income (loss) attributable to company	$(17)	$295	$(2,710)	$522

Basic and diluted net income (loss) per share	$(0.02)	$0.34	$(3.08)	$0.60
Basic weighted average common shares outstanding	882	876	879	874
Diluted weighted average common shares outstanding	882	876	879	875
See notes to condensed consolidated financial statements.
HAL Q3 2020 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2020	2019	2020	2019
Net income (loss)	$(19)	$296	$(2,715)	$525
Other comprehensive income, net of income taxes	2	—	22	2
Comprehensive income (loss)	$(17)	$296	$(2,693)	$527
Comprehensive (income) loss attributable to noncontrolling interest	1	(1)	4	(3)
Comprehensive income (loss) attributable to company shareholders	$(16)	$295	$(2,689)	$524
See notes to condensed consolidated financial statements.

HAL Q3 2020 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and equivalents	$2,115	$2,268
Receivables (net of allowances for credit losses of $818 and $776)	3,145	4,577
Inventories	2,580	3,139
Other current assets	1,183	1,228
Total current assets	9,023	11,212
Property, plant and equipment (net of accumulated depreciation of $11,240 and $12,630)	5,033	7,310
Goodwill	2,804	2,812
Deferred income taxes	2,056	1,683
Operating lease right-of-use assets	761	931
Other assets	1,197	1,429
Total assets	$20,874	$25,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,548	$2,432
Accrued employee compensation and benefits	503	604
Current portion of operating lease liabilities	240	208
Current maturities of long-term debt	195	11
Other current liabilities	1,437	1,623
Total current liabilities	3,923	4,878
Long-term debt	9,632	10,316
Operating lease liabilities	754	825
Employee compensation and benefits	530	525
Other liabilities	832	808
Total liabilities	15,671	17,352
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,068 shares)	2,666	2,669
Paid-in capital in excess of par value	23	143
Accumulated other comprehensive loss	(340)	(362)
Retained earnings	8,987	11,989
Treasury stock, at cost (183 and 190 shares)	(6,136)	(6,427)
Company shareholders’ equity	5,200	8,012
Noncontrolling interest in consolidated subsidiaries	3	13
Total shareholders’ equity	5,203	8,025
Total liabilities and shareholders’ equity	$20,874	$25,377
See notes to condensed consolidated financial statements.

HAL Q3 2020 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,715)	$525
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	3,353	308
Depreciation, depletion and amortization	829	1,253
Accrued employee benefits	(494)	(73)
Deferred income tax benefit	(380)	(77)
Changes in assets and liabilities:
Receivables	1,294	7
Accounts payable	(933)	(283)
Inventories	115	(380)
Other operating activities	174	(2)
Total cash flows provided by (used in) operating activities	1,243	1,278
Cash flows from investing activities:
Capital expenditures	(510)	(1,190)
Proceeds from sales of property, plant and equipment	199	143
Other investing activities	(33)	(83)
Total cash flows provided by (used in) investing activities	(344)	(1,130)
Cash flows from financing activities:
Payments on long-term borrowings	(1,653)	(11)
Proceeds from issuance of long-term debt, net	994	—
Dividends to shareholders	(238)	(472)
Stock repurchase program	(100)	(100)
Other financing activities	25	33
Total cash flows provided by (used in) financing activities	(972)	(550)
Effect of exchange rate changes on cash	(80)	(35)
Decrease in cash and equivalents	(153)	(437)
Cash and equivalents at beginning of period	2,268	2,008
Cash and equivalents at end of period	$2,115	$1,571
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$396	$394
Income taxes	$256	$288
See notes to condensed consolidated financial statements.

HAL Q3 2020 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2020 and the results of our operations for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and nine months ended September 30, 2020 may not be indicative of results for the full year.

HAL Q3 2020 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 2. Impairments and Other Charges

The oil and gas industry has experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices have recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which is approximately 28% less than the average price per barrel during 2019. As a result, oil and gas activity has declined significantly during 2020, with the global rig count sinking to the lowest level since 1973. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020, while the international rig count dropped 12% over the same period. In the first and second quarters of 2020, we determined these events constituted a triggering event that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of March 31, 2020 and May 1, 2020. Our review resulted in the recording of impairments and other charges in the first half of 2020. As a result of our goodwill impairment assessments, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.

The factors described above continued to impact our business in the third quarter of 2020 and affected our overall outlook globally. As a result, we recognized additional severance and other charges during the three months ended September 30, 2020, to further adjust our cost structure to reflect current market conditions; however, we determined there were no events that would indicate the carrying amount of long-lived assets may not be recoverable. The following table presents various pre-tax charges we recorded during the three months ended September 30, 2020 and nine months ended September 30, 2020 and 2019, which are reflected within "Impairments and other charges" on our condensed consolidated statements of operations. There were no impairments and other charges recorded during the three months ended September 30, 2019.

	Three Months Ended September 30	Nine Months Ended September 30
Millions of dollars	2020	2020	2019
Severance costs	$83	$356	$77
Long-lived asset impairments	31	2,299	150
Inventory costs and write-downs	11	505	33
Other	8	193	48
Total impairments and other charges	$133	$3,353	$308

Of the $133 million of severance and other charges recorded during the three months ended September 30, 2020, approximately $90 million was attributable to our Completion and Production segment and approximately $40 million was attributable to our Drilling and Evaluation segment.

Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period that these events will persist or the full extent of the impact they will have on our business. If market conditions continue to deteriorate, including crude oil prices further declining or remaining at low levels for a sustained period, we may record further asset impairments, which may include an impairment of the carrying value of our goodwill.

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

HAL Q3 2020 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2020	2019	2020	2019
Revenue:
Completion and Production	$1,574	$3,506	$6,029	$10,973
Drilling and Evaluation	1,401	2,044	5,179	6,244
Total revenue	$2,975	$5,550	$11,208	$17,217
Operating income (loss):
Completion and Production	$212	$446	$713	$1,284
Drilling and Evaluation	105	150	452	418
Total operations	317	596	1,165	1,702
Corporate and other (a)	(42)	(60)	(152)	(190)
Impairments and other charges (b)	(133)	—	(3,353)	(308)
Total operating income (loss)	$142	$536	$(2,340)	$1,204
Interest expense, net of interest income	(122)	(141)	(380)	(428)
Loss on early extinguishment of debt (c)	—	—	(168)	—
Other, net	(21)	(23)	(92)	(61)
Income (loss) before income taxes	$(1)	$372	$(2,980)	$715
(a) Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) For the three months ended September 30, 2020, amount includes approximately $90 million attributable to Completion and Production, $40 million attributable to Drilling and Evaluation, and $3 million attributable to Corporate and other. For the nine months ended September 30, 2020, amount includes $2.1 billion attributable to Completion and Production, $1.2 billion attributable to Drilling and Evaluation, and $44 million attributable to Corporate and other. For the nine months ended September 30, 2019, amount includes $127 million attributable to Completion and Production, $153 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other. See Note 2 for further discussion on these impairments and other charges. There were no impairments and other charges recorded during the three months ended September 30, 2019.
(c) For the nine months ended September 30, 2020, amount includes a $168 million loss on extinguishment of debt related to the early repurchase of senior notes. See Note 6 for further discussion on this charge.

Note 4. Revenue

Revenue is recognized based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. Most of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our customers' historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 38% and 53% of our consolidated revenue was from the United States for the nine months ended September 30, 2020 and 2019, respectively. No other country accounted for more than 10% of our revenue.

HAL Q3 2020 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended September 30		Nine Months Ended September 30
Revenue by segment:	2020	2019	2020	2019
Completion and Production	$1,574	$3,506	$6,029	$10,973
Drilling and Evaluation	1,401	2,044	5,179	6,244
Total revenue	$2,975	$5,550	$11,208	$17,217
Revenue by geographic region:
North America	$984	$2,949	$4,493	$9,551
Latin America	380	608	1,242	1,766
Europe/Africa/CIS	649	831	2,171	2,402
Middle East/Asia	962	1,162	3,302	3,498
Total revenue	$2,975	$5,550	$11,208	$17,217

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

Receivables
As of September 30, 2020, 26% of our net trade receivables were from customers in the United States. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our trade receivables at those dates. As a result of the current market environment, we have an increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q3 2020 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2020	December 31, 2019
Finished products and parts	$1,452	$1,865
Raw materials and supplies	1,061	1,147
Work in process	67	127
Total	$2,580	$3,139

During the nine months ended September 30, 2020, we recorded $505 million of impairment charges related to inventory. These charges primarily consisted of the disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

Note 6. Debt

On March 3, 2020, we issued $1.0 billion aggregate principal amount of 2.92% senior notes due March 2030. Subsequently, on March 5, 2020, we completed a tender offer to purchase $1.5 billion aggregate principal amount of senior notes using proceeds from the debt issuance and cash on hand. The tender offer consisted of $500 million of 3.50% senior notes due August 2023 and $1.0 billion of 3.80% senior notes due November 2025. This early debt repurchase resulted in a $168 million loss on extinguishment, which included a tender premium, unamortized discounts and costs on the retired notes, and other tender fees. These costs were included in "Loss on early extinguishment of debt" on our condensed consolidated statements of operations for the nine months ended September 30, 2020.

The $1.0 billion senior notes issued in March rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments, and have no sinking fund requirements. We may redeem some or all notes at any time at the applicable redemption prices, plus accrued and unpaid interest.

Note 7. Income Taxes

During the three months ended September 30, 2020, we recorded a total income tax provision of $18 million on a pre-tax loss of $1.0 million, resulting in an unusually high negative effective tax rate for the quarter. Our effective tax rate during the three months ended September 30, 2020 was impacted by the geographic mix of our earnings in conjunction with the immaterial loss this quarter. During the three months ended September 30, 2019, we recorded a total income tax provision of $76 million on pre-tax income of $372 million, resulting in an effective tax rate of 20.4%. Our effective tax rate during the three months ended September 30, 2019 was impacted by certain discrete tax benefits and the geographic mix of our earnings.

During the nine months ended September 30, 2020, we recorded a total income tax benefit of $265 million on a pre-tax loss of $3.0 billion, resulting in an effective tax rate of 8.9%. The effective tax rate for this period was primarily impacted by our first quarter of 2020 results, which included the impacts of the COVID-19 pandemic and OPEC+ disagreements which created an unprecedented disruption in the oil and gas industry. After evaluating the negative impact that these events were expected to have on our business outlook, we determined that it was more likely than not that certain foreign tax credits would not be realized. Accordingly, we recognized a valuation allowance on our deferred tax assets in the amount of $310 million during the first quarter of 2020. Additionally, we recorded $3.4 billion of impairments and other charges and a $168 million loss on extinguishment of debt during the nine months ended September 30, 2020, resulting in a $696 million tax benefit recognized during the period. Our effective tax rate during the nine months ended September 30, 2020 was also impacted by the geographic mix of our earnings. During the nine months ended September 30, 2019, we recorded a total income tax provision of $190 million on pre-tax income of $715 million, resulting in an effective tax rate of 26.6%. Our effective tax rate during this period was significantly impacted by the impairments and other charges recorded, as we did not recognize a corresponding financial statement tax benefit for the majority of these charges. Additionally, our effective tax rate was impacted by the geographic mix of our earnings.

See Note 2 for further information on these adverse market conditions and impairments and other charges recognized during the three and nine months ended September 30, 2020.

HAL Q3 2020 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,017)	—	2	(1,015)
Other comprehensive income	—	—	—	—	11	—	11
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	—	(33)	115	—	—	—	82
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	$2,669	$110	$(6,412)	$10,814	$(351)	$13	$6,843
Comprehensive income (loss):
Net loss	—	—	—	(1,676)	—	(5)	(1,681)
Other comprehensive income	—	—	—	—	9	—	9
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	(3)	15	54	—	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	$2,666	$125	$(6,358)	$9,098	$(342)	$7	$5,196
Comprehensive income (loss):
Net loss	—	—	—	(17)	—	(2)	(19)
Other comprehensive income	—	—	—	—	2	—	2
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	—	(102)	222	—	—	—	120
Other	—	—	—	(54)	—	(2)	(56)
Balance at September 30, 2020	$2,666	$23	$(6,136)	$8,987	$(340)	$3	$5,203

HAL Q3 2020 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income	—	—	—	152	—	—	152
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock plans	—	13	74	—	—	—	87
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	$2,671	$224	$(6,670)	$13,734	$(354)	$20	$9,625
Comprehensive income (loss):
Net income	—	—	—	75	—	2	77
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.18 per share)	—	—	—	(157)	—	—	(157)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	(1)	(166)	250	—	—	—	83
Other	—	—	—	—	1	(6)	(5)
Balance at June 30, 2019	$2,670	$58	$(6,520)	$13,652	$(352)	$16	$9,524
Comprehensive income (loss):
Net income	—	—	—	295	—	1	296
Other comprehensive income	—	—	—	—	—	—	—
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock plans	—	50	40	—	—	—	90
Other	—	—	—	11	(1)	—	10
Balance at September 30, 2019	$2,670	$108	$(6,480)	$13,800	$(353)	$17	$9,762

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the nine months ended September 30, 2020, under that program we repurchased approximately 7.4 million shares of our common stock for a total cost of $100 million, all of which were purchased in the first quarter of 2020. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2020. From the inception of this program in February 2006 through September 30, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

In the month of July 2020, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $54 million. Additional issuances from treasury shares will similarly impact additional paid in capital and retained earnings.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2020	December 31, 2019
Defined benefit and other postretirement liability adjustments	$(203)	$(214)
Cumulative translation adjustments	(84)	(82)
Other	(53)	(66)
Total accumulated other comprehensive loss	$(340)	$(362)

HAL Q3 2020 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2020	2019	2020	2019
Basic weighted average common shares outstanding	882	876	879	874
Dilutive effect of awards granted under our stock incentive plans	—	—	—	1
Diluted weighted average common shares outstanding	882	876	879	875

Antidilutive shares:
Options with exercise price greater than the average market price	26	26	27	23
Shares which are antidilutive due to net loss position	1	—	1	—
Total antidilutive shares	27	26	28	23

Note 11. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2020				December 31, 2019
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$9,786	$666	$10,452	$9,827	$11,093	$868	$11,961	$10,327

The total fair value of our debt decreased during the first nine months of 2020, primarily due to the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts as described in Note 2. These events have collectively increased the credit spreads for all our publicly traded bonds, thus reducing the associated fair value. Additionally, the fair value and carrying value of our debt decreased in the first nine months of 2020 due to an early repurchase of senior notes. See Note 6 for further information.

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are
HAL Q3 2020 FORM 10-Q | 12

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

HAL Q3 2020 FORM 10-Q | 13

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

EXECUTIVE OVERVIEW

Organization
We are one of the world's largest providers of products and services to the energy industry. We help our customers maximize value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. Activity levels within our operations are significantly impacted by spending on upstream exploration, development and production programs by major, national and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment:
•our Completion and Production segment delivers cementing, stimulation, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Artificial Lift, and Pipeline and Process Services.
•our Drilling and Evaluation segment provides field and reservoir modeling, drilling, fluids and specialty chemicals, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill and optimize their well construction activities. The segment consists of Baroid, Sperry Drilling, Wireline and Perforating, Drill Bits and Services, Landmark Software and Services, Testing and Subsea, and Project Management.

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With more than 40,000 employees, we operate in more than 80 countries around the world, and our corporate headquarters are in Houston, Texas.

The following charts depict the company's revenue split between our two operating segments and our four primary geographic regions for the quarter ended September 30, 2020.

COVID-19 pandemic and market conditions update
The oil and gas industry experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and declines in oil prices. West Texas Intermediate (WTI) oil spot prices decreased during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although prices have recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which is approximately 28% less than the average price per barrel during 2019. As a result, oil and gas activity has declined significantly during 2020, with the global rig count sinking to the lowest level since 1973. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020, while the international rig count dropped 12% over the same period.
HAL Q3 2020 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview

Financial results
The pandemic and the disruption in the oil and gas industry has had a material adverse effect on our business, liquidity, financial condition, and results of operations. The financial results for the third quarter of 2020 reflect the reduced activity experienced in various locations around the world. The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of 2019 and 2020.

During the third quarter of 2020, we generated total company revenue of $3.0 billion, a 46% decrease as compared to the third quarter of 2019. We reported operating income of $142 million during the third quarter of 2020 which was impacted by the decrease in revenue and $133 million of severance and other charges. This compares to operating income of $536 million during the third quarter of 2019. Our Completion and Production segment revenue decreased 55% from the third quarter of 2019, primarily due to a global reduction in pressure pumping activity and well intervention services, coupled with lower artificial lift and completion tool sales in North America land. Our Drilling and Evaluation segment revenue decreased 31% from the third quarter of 2019, driven by global reductions in drilling-related services, wireline activity, testing services, and lower project management in Middle East/Asia. Even with decreased activity, our operating margins in both of our operating segments improved in the third quarter of 2020 as compared to the third quarter of 2019 as we implemented initiatives to lower our cost of service delivery and achieve other cost savings.

In North America, our revenue decreased 67% in the third quarter of 2020, as compared to the third quarter of 2019, driven by reduced activity and pricing in North America land, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales, coupled with lower activity in the Gulf of Mexico and Canada. Although our third quarter of 2020 revenue declined compared to the second quarter of 2020, our Drilling and Evaluation division outperformed the sequential rig count declines, and our Completions and Production division's operating income grew and drove overall margin improvement. The average U.S. land rig count fell by approximately 36% since the second quarter of 2020 and 73% compared to the third quarter of 2019, but is recovering into October 2020 after the hurricane threats.

Revenue in our international markets decreased 23% in the third quarter of 2020, as compared to the third quarter of 2019, primarily driven by reduced activity across Argentina, Ecuador, and Colombia, as well as reduced wireline activity in Brazil, decreased activity across multiple service lines in the Middle East and Europe/Africa/CIS, and lower project management and drilling services in Asia, partially offset by increased drilling-related services in the North Sea. Both our Drilling and Evaluation and Completion and Production divisions are now earning the majority of their revenue in international markets. Despite declines in revenue, we outperformed the 12% sequential international rig count declines in the third quarter of 2020. Furthermore, stimulation activity, drilling-related services, well intervention services, pipeline services, and software sales demonstrated margin improvement in the third quarter of 2020 compared to the third quarter of 2019.

HAL Q3 2020 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Executive Overview
Business outlook
Although the continued uncertainty around COVID-19 mitigation and re-opening efforts make demand for oil and gas difficult to project, we believe demand recovery is beginning to unfold. The average barrel per day of petroleum and liquid fuels consumed worldwide increased more than 10 million barrels per day from the second to the third quarter 2020. This increase in demand, taken together with under-investment in global oil production capacity, recent success of OPEC+ in imposing production limits on its members and expectations for effective COVID-19 treatments seem to be providing support for improved commodity prices. Nonetheless, the price of oil remains low compared to recent years and reduced demand for our products and services could continue as our customers adjust their operations in response to the prevailing prices and their business outlook. As operators in North America and the international markets look for ways to reduce spending, we will continue to work to improve efficiencies that help both our customers and our company optimize costs. We have taken significant steps to reduce our fixed costs through our service delivery improvement strategy, including reducing headcount, consolidating our facilities, removing layers of operations management in North America, streamlining our support functions, and reducing maintenance cost per horsepower-hour. We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery. Nevertheless, we will maintain our commitment to safety and service quality for our customers and continue to focus on generating returns and cash flow.

In North America, we expect production to remain around current levels for the foreseeable future with slower growth going forward. With shrinking demand for shale oil and limited access to the capital markets, we continue to expect a more disciplined industry with stronger and fewer operators and service companies. North America land completions activity is expected to increase by a double-digit percentage in the fourth quarter as operators deplete their drilled but uncompleted well inventory, followed by a seasonal deceleration at the end of the year. However, we anticipate rig count activity will lag behind the increase in completions activity and may not increase materially before year-end. We anticipate a greater balance between horsepower supply and demand as the United States market achieves more stable production levels.

Internationally, we see the pace of activity declines slowing and believe we are getting close to the activity bottom. We see service companies being prudent with their capital spend which is resulting in limited excess equipment and should lead to a tighter market, even without an increase in new activity. We expect that as oil demand recovers, international producers will have the opportunity to regain market share as a result of the declining United States oil production, leading to healthy activity levels internationally. As demand starts to improve and outgrow supply, it should encourage international investments in both oil and gas.

During the first nine months of 2020, we had $510 million of capital expenditures, a decrease of 57% from the first nine months of 2019, as we adjusted to current market conditions. Our full year 2020 capital expenditures are expected to be less than $800 million, a decrease of approximately 48% from 2019. We believe this level of spend will still allow us to invest in our key strategic areas, while continuing to rationalize our business to current market conditions. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics and adjust our capital expenditures accordingly.

Under the adverse market conditions we have faced in 2020, we have taken swift actions that we believe will not only temper the impact of activity declines on our financial performance, but also will further boost our earnings power and cash flow generation ability. We plan to continue executing the following strategies through the end of 2020:
•collaborating with, and engineering solutions to maximize asset value for our customers;
•directing capital and resources to projects around the world that we believe will provide the best opportunity to generate acceptable returns;
•accelerating our adoption of digital technologies to grow our business, and to drive performance, operational efficiencies and cost reductions for our customers and internally;
•deploying differentiated technology that helps our customers reduce reservoir uncertainty and improve well productivity;
•striving to achieve superior returns and cash flow generation for our shareholders; and
•committing to a sustainable energy future in which oil and gas continues to play a critical role.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

HAL Q3 2020 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Executive Overview
Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. In March 2020, we retired $500 million in total debt and extended the maturity for $1.0 billion of senior notes out to 2030. We have focused on debt reduction over the last few years, reducing total debt by approximately $2.6 billion since 2016. We believe we have a very manageable debt maturity profile, with approximately $1.3 billion coming due through 2024. As of September 30, 2020, we had $2.1 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL Q3 2020 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had $2.1 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2019.

Significant sources and uses of cash during the first nine months of 2020
Sources of cash:
•Cash flows from operating activities were $1.2 billion. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $476 million, primarily associated with lower customer receivables, offset by approximately $316 million of cash payments primarily for severance.

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
•Capital expenditures were $510 million.
•We paid $238 million in dividends to our shareholders.
•We repurchased approximately 7.4 million shares of our common stock in early March, largely before the significant decline in oil prices, under our share repurchase program at a total cost of $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which allows us flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for the full year 2020 is currently expected to be less than $800 million, a decrease of approximately 48% from 2019. We believe this level of spend will still allow us to invest in our key strategic areas, while continuing to rationalize our business to current market conditions. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics and adjust our capital spend accordingly.

Based on our market outlook, we reduced our quarterly dividend rate in the second quarter of 2020 from $0.18 per common share to $0.045 per common share and remained at this amount during the third quarter of 2020, reducing cash outflows by approximately $120 million per quarter. We will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of future debt reduction and, as market conditions evolve, reinvesting in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2020 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2020, we had $2.1 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of September 30, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a negative outlook.
HAL Q3 2020 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we have experienced delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
HAL Q3 2020 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 80 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2020, based upon the location of the services provided and products sold, 38% of our consolidated revenue was from the United States, compared to 53% of consolidated revenue from the United States in the first nine months of 2019. No other country accounted for more than 10% of our revenue.

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

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas. Commodity prices dramatically decreased during the latter part of the first quarter of 2020 due to the dual impact of the COVID-19 pandemic and over-supply of oil from the inability of OPEC+ to agree on production cuts in the first quarter of 2020. Although prices have increased substantially since the end of the first quarter of 2020, they have not returned to 2019 levels or the levels at the beginning of 2020.

	Three Months Ended September 30		Year Ended December 31
	2020	2019	2019
Oil price - WTI (1)	$40.89	$56.37	$56.98
Oil price - Brent (1)	42.96	61.93	64.36
Natural gas price - Henry Hub (2)	2.00	2.38	2.54
(1) Oil spot price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

HAL Q3 2020 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2020	2019	2020	2019	2019
U.S. Land	242	894	460	961	920
U.S. Offshore	12	26	16	23	23
Canada	47	132	90	132	134
North America	301	1,052	566	1,116	1,077
International	731	1,144	880	1,094	1,098
Worldwide total	1,032	2,196	1,446	2,210	2,175

The oil and gas industry has experienced unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and declines in oil prices. WTI oil spot prices decreased during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although prices have recovered modestly, WTI oil spot prices averaged approximately $41 per barrel during the third quarter of 2020, which is approximately 28% less than the average price per barrel during 2019. As a result, oil and gas activity has declined significantly during 2020, with the global rig count sinking to the lowest level since 1973. The U.S. average rig count continued to decline in the third quarter of 2020, dropping 35% compared to the second quarter of 2020, while the international rig count dropped 12% over the same period.

In the United States Energy Information Administration (EIA) October 2020 "Short Term Energy Outlook," the EIA projects average WTI prices to be $41 per barrel in the fourth quarter of 2020, and increase to $45 per barrel in 2021. Brent prices are projected to average $42 per barrel in the fourth quarter of 2020 and rise to $47 per barrel in 2021.

The EIA projects crude oil production in the United States on an annual average basis to fall from 12.2 million barrels per day in 2019 to 11.5 million barrels per day in 2020, a 6% decrease from 2019, and to 11.1 million barrels per day in 2021. The International Energy Agency's (IEA) October 2020 "Oil Market Report" reports global oil demand rose 3.4 million barrels per day in July 2020 as compared to June 2020, as COVID-19 restrictions eased and summer holidays in the northern hemisphere supported a rise in transport fuel demand. According to the IEA, a second wave of COVID-19 cases and new movement restrictions are now slowing demand growth. The IEA's forecasted oil demand for the calendar year 2020, is unchanged at 91.7 million barrels per day, down 8.4 million barrels per day, or 8% from 2019. The IEA's forecasted oil demand for 2021 is 97.2 million barrels per day, a gain of 5.5 million barrels per day compared to 2020.

The Henry Hub natural gas spot price averaged $2.00 per MMBtu in the third quarter of 2020 as compared to $2.38 per MMBtu in the third quarter of 2019, a decrease of $0.38 per MMBtu, or 16%. The EIA October 2020 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.68 per MMBtu in the fourth quarter of 2020 and $3.13 per MMBtu in 2021. The EIA expects that monthly average spot prices will remain higher than $3.00 MMBtu throughout 2021, up from a forecast average of $2.07 MMbtu in 2020.

North America operations
The average U.S. land rig count for the third quarter of 2020 was down 73%, compared to the third quarter of 2019. The pandemic and disruption in the oil and gas industry has particularly affected the North America market but the U.S. rig count is showing improvement in October. The EIA expects United States crude oil production to generally decline because new drilling activity will not generate enough production to offset declines from existing wells. However, we believe that our strategic priority for a leaner and more profitable North America business will enable us to successfully navigate through this market contraction. We will continue to focus on profit, not market share, in this more consolidated market.

International operations
The average international rig count for the third quarter of 2020 was down 36% compared to the third quarter of 2019, although there is evidence that activity declines are slowing. We intend to continue to invest in the development of new technologies and strategically fund international growth as the anticipated industry recovery unfolds. Uncertainty is at heightened levels because mitigation and reopening efforts related to COVID-19 continue to evolve. Reduced economic activity related to the COVID-19 pandemic has caused changes in energy demand and supply patterns in 2020 and will continue to affect these
HAL Q3 2020 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
patterns in the future as recent increases in cases of COVID-19 in some countries have led to some renewed government imposed restrictions, which could also be contributing to some downward pressure on crude oil prices. The EIA expects global oil inventory draws to decrease in the fourth quarter of 2020 before markets become more balanced in 2021. Despite expected inventory draws in the coming months, the EIA expects high inventory levels and surplus crude oil production capacity will limit upward pressure on oil prices for the rest of 2020 and continuing into 2021.

Venezuela. The general license issued by the Office of Foreign Assets Control (OFAC) of the U.S. Department of Treasury, which allowed us to continue operating in Venezuela despite OFAC sanctions imposed against the Venezuelan energy industry, was set to expire in July 2019 and had been extended several times. In April 2020, OFAC issued an updated general license. Effective April 21, 2020, the license prohibits us from performing most of our operations in the country. In particular, we are prohibited from performing activities associated with: (a) the drilling, lifting, or processing of, purchase or sale of, or transport or shipping of any Venezuelan-origin petroleum or petroleum products; and (b) the design, construction, installation, repair, or improvement of any wells or other facilities or infrastructure in Venezuela or the purchasing or provision of any goods or services, except as required for safety. Through December 1, 2020, we are only permitted to perform certain transactions and activities necessary for (i) safety or the preservation of assets in Venezuela or (ii) the winding down of operations, contracts or other agreements in Venezuela, along with other administrative activities. Consequently, we have ceased our primary operations in Venezuela in order to comply with the sanctions. It is unlikely that we will be able to remove our assets that remain in Venezuela and those assets may be expropriated. Since we have previously written down all of our investment in Venezuela and have maintained limited operations in this country during the general license period, we do not expect the expiration of the license to have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
HAL Q3 2020 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (QTD)
RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Revenue:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$1,574	$3,506	$(1,932)	(55)%
Drilling and Evaluation	1,401	2,044	(643)	(31)
Total revenue	$2,975	$5,550	$(2,575)	(46)%

By geographic region:
North America	$984	$2,949	$(1,965)	(67)%
Latin America	380	608	(228)	(38)
Europe/Africa/CIS	649	831	(182)	(22)
Middle East/Asia	962	1,162	(200)	(17)
Total revenue	$2,975	$5,550	$(2,575)	(46)%

Operating income (loss):	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$212	$446	$(234)	(52)%
Drilling and Evaluation	105	150	(45)	(30)
Total	317	596	(279)	(47)
Corporate and other	(42)	(60)	18	30
Impairments and other charges	(133)	—	(133)	n/m
Total operating income	$142	$536	$(394)	(74)%
n/m = not meaningful

Consolidated revenue was $3.0 billion in the third quarter of 2020, a decrease of $2.6 billion, or 46%, as compared to the third quarter of 2019. Consolidated operating income was $142 million during the third quarter of 2020, a 74% decrease from operating income of $536 million during the third quarter of 2019. These results were primarily driven by lower activity and pricing in North America land, primarily associated with stimulation activity, well construction, and artificial lift, as well as reduced activity in Latin America. Operating results were also impacted by $133 million of severance and other charges during the third quarter of 2020. There were no impairments and other charges recorded in the third quarter of 2019. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 33% of consolidated revenue in the third quarter of 2020 compared to 53% of consolidated revenue in the third quarter of 2019.

Operating Segments

Completion and Production
Completion and Production revenue in the third quarter of 2020 was $1.6 billion, a decrease of $1.9 billion, or 55%, when compared to the third quarter of 2019, while operating income was $212 million, a decrease of $234 million, or 52%. These results were primarily due to a global reduction in pressure pumping activity and well intervention services, coupled with lower artificial lift and completion tool sales in North America land.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2020 was $1.4 billion, a decrease of $643 million, or 31% when compared to the third quarter of 2019, while operating income was $105 million, a decrease of $45 million, or 30%. These results were driven by global reductions in drilling-related services, wireline activity, and testing services, and lower project management in Middle East/Asia.

HAL Q3 2020 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (QTD)
Geographic Regions

North America
North America revenue in the third quarter of 2020 was $984 million, a 67% decrease compared to the third quarter of 2019. This decline was mainly due to reduced activity and pricing in North America land, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales, coupled with lower activity in the Gulf of Mexico and Canada.

Latin America
Latin America revenue in the third quarter of 2020 was $380 million, a 38% decrease compared to the third quarter of 2019, resulting from reduced activity across most product service lines in Argentina, Ecuador, and Colombia, coupled with decreased wireline activity in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2020 was $649 million, a 22% decrease compared to the third quarter of 2019, resulting primarily from decreased well construction, stimulation activity, wireline, and well intervention services across the region, coupled with lower activity across multiple product service lines in Egypt and Nigeria, offset by increased drilling-related services in the North Sea.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2020 was $962 million, a 17% decrease compared to the third quarter of 2019, largely resulting from a decline in activity across the majority of product service lines in the Middle East, coupled with lower project management and drilling activity in Asia.

Other Operating Items

Impairments and other charges. During the three months ended September 30, 2020, we recognized $133 million of severance and other charges to further adjust our cost structure to market conditions. There were no impairments and other charges recorded in the third quarter of 2019. See Note 2 to the condensed consolidated financial statements for further discussion on these third quarter of 2020 charges.

Nonoperating Items

Effective tax rate. During the three months ended September 30, 2020, we recorded a total income tax provision of $18 million on a pre-tax loss of $1.0 million, resulting in an unusually high negative effective tax rate for the quarter. During the three months ended September 30, 2019, we recorded a total income tax provision of $76 million on pre-tax income of $372 million, resulting in an effective tax rate of 20.4%. See Note 7 to the condensed consolidated financial statements for further information.

HAL Q3 2020 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (YTD)
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Revenue:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$6,029	$10,973	$(4,944)	(45)%
Drilling and Evaluation	5,179	6,244	(1,065)	(17)
Total revenue	$11,208	$17,217	$(6,009)	(35)%

By geographic region:
North America	$4,493	$9,551	$(5,058)	(53)%
Latin America	1,242	1,766	(524)	(30)
Europe/Africa/CIS	2,171	2,402	(231)	(10)
Middle East/Asia	3,302	3,498	(196)	(6)
Total revenue	$11,208	$17,217	$(6,009)	(35)%

Operating income (loss):	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$713	$1,284	$(571)	(44)%
Drilling and Evaluation	452	418	34	8
Total	1,165	1,702	(537)	(32)
Corporate and other	(152)	(190)	38	20
Impairments and other charges	(3,353)	(308)	(3,045)	n/m
Total operating income (loss)	$(2,340)	$1,204	$(3,544)	n/m
n/m = not meaningful

Consolidated revenue was $11.2 billion in the first nine months of 2020, a decrease of $6.0 billion, or 35%, as compared to the first nine months of 2019. We reported an operating loss of $2.3 billion in the first nine months of 2020 compared to operating income of $1.2 billion during the first nine months of 2019. These declines were primarily driven by lower activity and pricing globally for stimulation services, well construction, and artificial lift; wireline activity in North America land, coupled with reduced well construction activity in Latin America. Operating results in the first nine months of 2020 were also impacted by $3.4 billion of impairments and other charges, while operating results in the first nine months of 2019 included $308 million of impairments and other charges. See Note 2 to the condensed consolidated financial statements for further discussion on these charges. Revenue from North America was 40% of consolidated revenue in the first nine months of 2020, compared to 55% of consolidated revenue in the first nine months of 2019.

Operating Segments

    Completion and Production
Completion and Production revenue in the first nine months of 2020 was $6.0 billion, a decrease of $4.9 billion, or 45%, compared to the first nine months of 2019. Operating income in the first nine months of 2020 was $713 million, a decrease of $571 million, or 44%, compared to the first nine months of 2019. These results were primarily driven by a global decline in stimulation activity, primarily in North America land and Latin America, coupled with lower artificial lift activity and completion tool sales in North America land.

    Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2020 was $5.2 billion, a decrease of $1.1 billion, or 17%, compared to the first nine months of 2019, primarily related to reduced drilling-related activity in North America, Latin America, and Middle East/Asia, coupled with lower wireline activity in North America, Latin America, and Europe/Africa/CIS, and lower project management activity in Middle East/Asia. Operating income in the first nine months of 2020 was $452 million, an increase of $34 million, or 8%, compared to the first nine months of 2019, primarily associated with favorable changes in the activity mix related to fluids, drilling, and wireline services in the Eastern Hemisphere.

HAL Q3 2020 FORM 10-Q | 25

Table of Contents	Part I. Item 2 | Results of Operations in 2020 Compared to 2019 (YTD)
Geographic Regions

    North America
    North America revenue in the first nine months of 2020 was $4.5 billion, a 53% decrease compared to the first nine months of 2019, driven by lower activity and pricing across the region, primarily associated with stimulation activity, well construction, artificial lift, wireline, and completion tool sales.

    Latin America
    Latin America revenue in the first nine months of 2020 was $1.2 billion, a 30% decrease compared to the first nine months of 2019, resulting primarily from decreased well construction and stimulation activity across the region, coupled with lower wireline and testing services in Brazil, Argentina, and Colombia.

    Europe/Africa/CIS
    Europe/Africa/CIS revenue in the first nine months of 2020 was $2.2 billion, a 10% decrease from the first nine months of 2019, driven by reduced activity across multiple product service lines in Ghana, Nigeria, and Egypt, coupled with lower pipeline services across the region. This decline was partially offset by increased well construction and completion tool sales in Norway, and higher project management and well construction activity in Russia.

    Middle East/Asia
    Middle East/Asia revenue in the first nine months of 2020 was $3.3 billion, a 6% decrease from the first nine months of 2019, resulting primarily from decreased stimulation activity, well construction, and well intervention services in the Middle East, coupled with lower project management activity across the region. This decline was partially offset by increased completion tool sales in the Middle East and Australia, along with improved cementing and fluids activity in Indonesia.

Other Operating Items

Impairments and other charges. During the nine months ended September 30, 2020, we recognized $3.4 billion of impairments and other charges to further adjust our cost structure to current market conditions. These charges consisted primarily of asset impairments, mostly associated with pressure pumping equipment and real estate facilities, as well as inventory write-offs, severance, and other costs. This compares to $308 million of charges in the nine months ended September 30, 2019, primarily related to asset impairments and severance costs. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the nine months ended September 30, 2020, we recorded a $168 million loss on the early extinguishment of debt, which included a tender premium, unamortized discounts and costs on the retired notes, and tender fees. See Note 6 to the condensed consolidated financial statements for further information.

    Effective tax rate. During the nine months ended September 30, 2020, we recorded a total income tax benefit of $265 million on a pre-tax loss of $3.0 billion, resulting in an effective tax rate of 8.9%. During the nine months ended September 30, 2019, we recorded a total income tax provision of $190 million on pre-tax income of $715 million, resulting in an effective tax rate of 26.6%. See Note 7 to the condensed consolidated financial statements for further information.

HAL Q3 2020 FORM 10-Q | 26

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q3 2020 FORM 10-Q | 27

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

HAL Q3 2020 FORM 10-Q | 28

Table of Contents	Part II. Item 1(a) | Risk Factors
Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic and related economic repercussions have had a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition, which effect could worsen.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. In addition, we are facing logistical challenges including border closures, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements. These logistical challenges and inefficiencies could worsen if the pandemic worsens or persists.

In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020 OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. Oil demand has significantly deteriorated as a result of the virus and corresponding preventative measures taken around the world to mitigate the spread of the virus. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, there is no assurance that the agreement will continue or be observed by its parties, and downward pressure on commodity prices could continue for the foreseeable future.

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
•notices from customers, suppliers, and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
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
•infections and quarantining of our employees and the personnel of our customers, suppliers, and other third parties in areas in which we operate;
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
HAL Q3 2020 FORM 10-Q | 29

Table of Contents	Part II. Item 1(a) | Risk Factors

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist or their severity, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery.

The events described above have had a significant adverse impact on the oil and gas industry and a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition, all of which could worsen. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

HAL Q3 2020 FORM 10-Q | 30

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	98,030	$11.63	—	$5,100,008,081
August 1 - 31	114,152	$16.27	—	$5,100,008,081
September 1 - 30	28,491	$15.33	—	$5,100,008,081
Total	240,673	$14.27	—

(a)    All of the 240,673 shares purchased during the three-month period ended September 30, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)    Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2020. From the inception of this program in February 2006 through September 30, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

HAL Q3 2020 FORM 10-Q | 31

Table of Contents	Part II. Item 3 | Defaults Upon Senior Securities
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our barite and bentonite mining operations, in support of our fluids services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

HAL Q3 2020 FORM 10-Q | 32

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

†	10.1	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

†	10.2	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

†	10.3	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.4 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q3 2020 FORM 10-Q | 33

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 23, 2020

HAL Q3 2020 FORM 10-Q | 34