Form 10-K
period 2020-12-31
HALLIBURTON CO
filed 2021-02-05
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2020, determined using the per share closing price on the New York Stock Exchange Composite tape of $12.98 on that date, was approximately $10.1 billion.
As of January 29, 2021, there were 888,632,775 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2020

i

Table of Contents	Item 1 | Business
PART I

Item 1. Business.
Description of business
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. We are proud of our over 100 years of operation, innovation, collaboration, and execution. Halliburton has fostered a culture of unparalleled service to the world's major, national, and independent oil and gas producers. With approximately 40,000 employees, representing 130 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.

2020 Highlights
- Safety and service quality: We achieved exceptional safety and service quality performance. We delivered historic bests across our business. Our total recordable incident rate and non-productive time improved by over 20% for the second year in a row. This is a result of our employees’ continued commitment to safety and process execution.
- Financial: We delivered swift and aggressive cost reduction actions in response to a decrease in global demand for our products and services. We systematically rationalized our operations to adjust to market activity levels, including through reducing equipment and personnel, restructuring our real estate holdings, and improving our service delivery platform, which contributed to improved margins by year-end 2020.
- Technology: We continued to innovate, launching several new products and services, and delivered best in class performance across a spectrum of digital technologies.
- Sustainable energy: We launched Halliburton Labs, a collaborative environment where entrepreneurs, academics, investors, and industrial labs come together to advance cleaner, affordable energy. Also, we committed to setting science-based targets to reduce our greenhouse gas emissions.

2021 Focus
- International: We are stronger technically, geographically, and organizationally; we see an unfolding activity recovery and are well positioned to drive profitable growth internationally.
- North America: As operators increase their activity levels to achieve maintenance level production, the operating leverage we have created in North America should allow us to increase our operating profits and cash flows.
- Digital: We are positioned to accelerate the deployment and integration of digitally enabled technologies, both internally and for our customers.
- Capital efficiency: We plan to advance technologies and make strategic choices that lower our capital expenditure profile.
- Sustainable energy: We will play an active role in advancing cleaner, affordable energy solutions.
Operating segments
We operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment.

Completion and Production delivers cementing, stimulation, intervention, pressure control, artificial lift, and completion products and services. The segment consists of the following product service lines:

-    Production Enhancement: includes stimulation services and sand control services. Stimulation services optimize oil and natural gas reservoir production through a variety of pressure pumping services, and chemical processes, commonly known as hydraulic fracturing and acidizing. Sand control services include fluid and chemical systems for the prevention of formation sand production.
-    Cementing: involves bonding the well and well casing while isolating fluid zones and maximizing wellbore stability. Our cementing product service line also provides casing equipment.
-    Completion Tools: provides downhole solutions and services to our customers to complete their wells, including well completion products and services, intelligent well completions, liner hanger systems, sand control systems, multilateral systems, and service tools.
-    Production Solutions: provides customized well intervention solutions to increase well performance, which includes coiled tubing, hydraulic workover units, downhole tools, pumping services, and nitrogen services.
HAL 2020 FORM 10-K | 1

Table of Contents	Item 1 | Business
-    Artificial Lift: provides services to maximize reservoir and wellbore recovery by applying lifting technology, intelligent field management solutions, and related services throughout the life of the well, including electrical submersible pumps.
-    Pipeline & Process Services: provides a complete range of pre-commissioning, commissioning, maintenance, and decommissioning services to the onshore and offshore pipeline and process plant construction commissioning and maintenance industries. We have made a strategic decision to market this business for sale.

Drilling and Evaluation provides field and reservoir modeling, drilling, fluids and specialty chemicals, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill, and optimize their well construction activities. The segment consists of the following product service lines:

-    Baroid: provides drilling fluid systems, performance additives, completion fluids, solids control, specialized testing equipment, and waste management services for oil and natural gas drilling, completion, and workover operations. It also provides customized specialty oilfield completion, production, and downstream water and process treatment chemicals and services.
-    Sperry Drilling: provides drilling systems and services that offer directional control for precise wellbore placement while providing important measurements about the characteristics of the drill string and geological formations while drilling wells. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, surface data logging, and rig site information systems.
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
-    Landmark Software and Services: provides cloud based digital services and artificial intelligence solutions on an open architecture for subsurface insights, integrated well construction, and reservoir and production management for the upstream oil and natural gas industry.
-    Testing and Subsea: provides acquisition and analysis of dynamic reservoir information and reservoir optimization solutions to the oil and natural gas industry through a broad portfolio of test tools, data acquisition services, fluid sampling, surface well testing, subsea safety systems, and underbalanced applications.
-    Halliburton Project Management: provides integrated solutions to our customers by leveraging the full line of our oilfield services, products, and technologies to solve customer challenges throughout the oilfield lifecycle, including project management and integrated asset management.

The following charts depict the company's revenue split between its two operating segments for the years ended December 31, 2020 and 2019.

See Note 3 to the consolidated financial statements for further financial information related to each of our business segments.

HAL 2020 FORM 10-K | 2

Table of Contents	Item 1 | Business
Business strategy
Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Our strategic priorities are to:
-        deliver profitable growth in our international business;
-        drive strategic changes that maximize cash flows in our leaner North America business;
-    accelerate the deployment and integration of our digital technologies, both internally and with our customers;
-    improve capital efficiency by advancing our technologies and making strategic choices that lower our capital expenditure profile; and
-    actively participate in advancing a sustainable energy future.

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

We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2020, 2019, and 2018, based on the location of services provided and products sold, 38%, 51%, and 58%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict the company's revenue split between its four primary geographic regions for the years ended December 31, 2020 and 2019.

Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country, other than the United States, would be materially adverse to our business, consolidated results of operations, or consolidated financial condition.

HAL 2020 FORM 10-K | 3

Table of Contents	Item 1 | Business
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

Raw materials
Raw materials essential to our business are normally readily available. Market conditions can trigger constraints in the supply of certain raw materials, such as proppants (primarily sand), hydrochloric acid, and gels. We are always seeking ways to ensure the availability of resources and manage raw materials costs. Our procurement department uses our size and buying power to enhance our access to key materials at competitive prices.

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

Additionally, customer spending patterns for completion tools typically result in higher activity in the fourth quarter of the year. Conversely, customer spending patterns and budget constraints in North America may lead to lower demand for various other services and products in the second half of the year.

Our workforce
We collaborate as a team to execute for each other, our customers, and our shareholders. At December 31, 2020, we employed approximately 40,000 people worldwide compared to approximately 55,000 at December 31, 2019. At December 31, 2020, approximately 17% of our employees were subject to collective bargaining agreements. We have operations in over 70 countries. Based upon the geographic diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.

Diversity, inclusion and career development
The diversity of our global workforce stimulates creativity and innovation as we use our collective talents to develop unique solutions to address the world's energy challenges. We create a positive work environment by maintaining a strong culture of diversity and inclusion, supported by our Code of Business Conduct and employment practices. We remain one of the most diverse companies in the world with over 130 nationalities represented, with a focus on having a local workforce in the countries in which we do business.

We have made significant progress on increasing our gender diversity in our science, technology, engineering, and mathematics (STEM) focused job roles, which are pipelines for operational leadership. The total population of women in STEM-based roles is 15% today. We have doubled our hiring of women in STEM-based job roles over the last ten years and intend to continue this effort.

HAL 2020 FORM 10-K | 4

Table of Contents	Item 1 | Business
We are committed to providing an inclusive workplace and career development opportunities to attract and retain talented employees. An important key to having engaged employees is offering best-in-class training and career development programs to enhance opportunities for professional growth. We manage employee performance and engagement through frequent Check-ins between employees and managers. These discussions focus on status of work, priorities, performance, feedback, and development. All employees are part of the Check-in process, which is the cornerstone of our performance management and career development framework. For employees who have been identified as having top leadership potential, Halliburton offers a four-tiered Business Leadership Development program designed to provide additional skills, knowledge, and experience.

Compensation, benefits and well-being
Halliburton’s compensation programs are integrated with our overall business strategies and management processes to incentivize performance, maximize returns, and build shareholder value. We work with consultants to benchmark our compensation and benefits programs to help us offer competitive remuneration packages to attract and retain high-performing executives. We also offer comprehensive benefits and competitive salaries to attract qualified candidates to meet the dynamic needs of employees and their families, in addition to retirement plans and health and wellness benefits.

Safety
Our safety vision expresses our dedication to setting the highest standards, embracing all challenges, and making no compromises in fulfilling our commitment to our employees to get them home safely at the end of the day. For the years ended December 31, 2020 and December 31, 2019, our recordable incident rate was 0.20% and 0.29%, respectively, and non-productive time was 0.31% and 0.39%, respectively.

Government regulation
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

At the direction of our customer, we design and generally implement a hydraulic fracturing operation to 'stimulate' the well's production, once the well has been drilled, cased, and cemented. Our customer is generally responsible for providing the base fluid (usually water) used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing and/or recycling for further use any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.

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
HAL 2020 FORM 10-K | 5

Table of Contents	Item 1 | Business

We have proactively developed processes to provide our customers with the chemical constituents of our hydraulic fracturing fluids to enable our customers to comply with state laws as well as voluntary standards established by the Chemical Disclosure Registry, www.fracfocus.org. We have invested considerable resources in developing hydraulic fracturing technologies, in both the equipment and chemistry portions of our business, which offer our customers a variety of environment-friendly options related to the use of hydraulic fracturing fluid additives and other aspects of our hydraulic fracturing operations. We created a hydraulic fracturing fluid system comprised of materials sourced entirely from the food industry. In addition, we have engineered a process that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluids, allowing customers to minimize the use of chemical biocides. We are committed to the continued development of innovative chemical and mechanical technologies that allow for more economical and environment-friendly development of the world’s oil and natural gas reserves, and that reduce noise while complying with Tier 4 lower emission legislation.

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

Web site access - www.halliburton.com
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.halliburton.com soon thereafter. The SEC website www.sec.gov contains our reports, proxy and information statements and our other SEC filings. Our Code of Business Conduct, which applies to all our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, can be found at www.halliburton.com. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2020, 2019, or 2018. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 5, 2021, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
Anne L. Beaty (Age 64)	Senior Vice President, Finance of Halliburton Company, since March 2017
Senior Vice President, Internal Assurance Services of Halliburton Company, November 2013 to March 2017

Van H. Beckwith (Age 55)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since December 2020
Senior Vice President and General Counsel, January 2020 to December 2020
Partner, Baker Botts L.L.P., January 1999 to December 2019
HAL 2020 FORM 10-K | 6

Table of Contents	Item 1 | Business

Eric J. Carre (Age 54)	Executive Vice President, Global Business Lines of Halliburton Company, since May 2016
Senior Vice President, Drilling and Evaluation Division of Halliburton Company, June 2011 to April 2016

Charles E. Geer, Jr. (Age 50)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019
Vice President and Corporate Controller of Halliburton Company, January 2015 to December 2019

Myrtle L. Jones (Age 61)	Senior Vice President, Tax of Halliburton Company, since March 2013

Lance Loeffler (Age 43)	Executive Vice President and Chief Financial Officer of Halliburton Company, since November 2018
Vice President of Investor Relations of Halliburton Company, April 2016 to November 2018
Vice President of Corporate Development of Halliburton Company, August 2014 to April 2016

Timothy M. McKeon (Age 48)	Vice President and Treasurer of Halliburton Company, since January 2014

Jeffrey A. Miller (Age 57)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019
Member of the Board of Directors, President and Chief Executive Officer of Halliburton Company, June 2017 to December 2018
Member of the Board of Directors and President of Halliburton Company, August 2014 to May 2017

Lawrence J. Pope (Age 52)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Joe D. Rainey (Age 64)	President, Eastern Hemisphere of Halliburton Company, since January 2011

Mark J. Richard (Age 59)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019
Senior Vice President, Business Development and Marketing of Halliburton Company, November 2015 to July 2018

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.
HAL 2020 FORM 10-K | 7

Table of Contents	Item 1(a) | Risk Factors
Item 1(a). Risk Factors.
When considering an investment in Halliburton Company, all of the risk factors described below and other information included and incorporated by reference in this annual report should be carefully considered. Any of these risk factors could have a significant or material adverse effect on our business, results of operations, financial condition, or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations, or cash flows.
Industry Environment Related

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Demand for our services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Given the long-term nature of many large-scale development projects, even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can cause them to reduce or defer major expenditures. Any prolonged reductions of commodity prices or expectations of such reductions could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition, and could result in asset impairments and severance costs.
Factors affecting the prices of oil and natural gas include:
-    the level of supply and demand for oil and natural gas;
-    the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels;
-    the level of oil production in the U.S. and by other non-OPEC+ countries;
-    oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
-    the cost of, and constraints associated with, producing and delivering oil and natural gas;
-    governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
-    weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics;
-    worldwide political, military, and economic conditions; and
-    increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

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
-    changes in customers' capital allocation, leading to less focus on production growth;
-    restrictions on our customers' ability to get their produced oil and natural gas to market due to infrastructure limitations;
-    the consolidation of our customers;
-    customer personnel changes; and
-    adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers' credit facilities.

Any significant reduction in commodity prices or a change in our customers’ expectations of commodity prices, economic growth or supply and demand for oil and natural gas may result in capital budget reductions in the future. Any substantial and unexpected drop in commodity prices in the future, even if the drop is relatively short-lived, could similarly
HAL 2020 FORM 10-K | 8

Table of Contents	Item 1(a) | Risk Factors
affect our customers’ expectations and capital spending, which could result in a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Liabilities arising out of our products and services could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Events can occur at sites where our products and equipment are installed or where we conduct our operations or provide our services, or at chemical blending or manufacturing facilities, including well blowouts and equipment or materials failures, which could result in explosions, fires, personal injuries, property damage (including surface and subsurface damage), pollution, and potential legal responsibility. For example, a well where we provided services in Indonesian waters experienced a well control issue in July 2019, which resulted in hydrocarbons being released into the water surrounding the well site. Generally, we rely on liability insurance coverage and on contractual indemnities, releases and limitations of liability with our customers to protect us from potential liability related to such occurrences, and, although no claim has been asserted against us, we expect to rely on these with respect to the event in Indonesia. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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
HAL 2020 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors
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

Laws and Regulations Related

Our operations outside the United States require us to comply with a number of United States and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners and agents outside of the United States may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
HAL 2020 FORM 10-K | 10

Table of Contents	Item 1(a) | Risk Factors
In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. During 2014, the United States and European Union imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restrict the provision of U.S. and EU goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. These sanctions resulted in our winding down and ending work on two projects in Russia in 2014, and have prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies. Our ability to engage in certain future projects in Russia or involving certain Russian customers is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations in Russia or with certain Russian customers may be subject to those laws. Those laws may change from time to time, and any expansion of sanctions against Russia’s oil and gas industry could further hinder our ability to do business in Russia or with certain Russian customers, which could have a material adverse effect on our consolidated results of operations.
The U.S. Government imposed sanctions against Venezuela that have effectively required us to discontinue our operations there. Consequently, in connection with us winding down our operations in Venezuela, we wrote down all of our remaining investment in Venezuela in 2020. As of December 29, 2020, we no longer have any employees in Venezuela, although we continue to maintain our local entity, facilities, and equipment in-country, as permitted under applicable law. We are not currently conducting any other operational activities in Venezuela.
The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, and loss of import and export privileges. In addition, investigations by governmental authorities and legal, social, economic, and political issues in these countries could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the new United States presidential administration may seek to adopt federal regulations or urge federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been
HAL 2020 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors
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
We are subject to numerous environmental laws and regulations in the United States and the other countries where we do business. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. From time to time, claims have been made against us under environmental laws and regulations. In the United States, environmental laws and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. We are periodically notified of potential liabilities at federal and state superfund sites. These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both in the final remediation costs and with respect to the final allocation among the various parties involved at the sites. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any superfund site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party. Liability for damages arising as a result of environmental laws or related third-party claims could be substantial and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Failure on our part to comply with, and the costs of compliance with, applicable health, safety, and environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
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
Failure on our part to comply with applicable health, safety, and environmental laws and regulations or costs arising from regulatory compliance, including compliance with changes in or expansion of applicable regulatory requirements, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases, climate change, and alternative energy sources could have a negative impact on our business and may result in additional
HAL 2020 FORM 10-K | 12

Table of Contents	Item 1(a) | Risk Factors
compliance obligations that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Changes in environmental requirements related to greenhouse gases, climate change, and alternative energy sources may negatively impact demand for our services and products. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. The new United States presidential administration has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that are identified as conflicting with the administration's climate policies. These include Executive Orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration. The new presidential administration also announced that in February 2021, the United States will formally re-join the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. Though we are closely following developments in this area and changes in the regulatory landscape in the United States, we cannot predict how or when those challenges may ultimately impact our business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

The Company could be subject to changes in its tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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
•civil unrest, acts of terrorism, war, and other armed conflict;
•inflation; and
•currency fluctuations, devaluations and conversion restrictions; and
-    governmental actions that may:
•result in expropriation and nationalization of our assets in that country;
•result in confiscatory taxation or other adverse tax policies;
•limit or disrupt markets or our customers and our operations, restrict payments, or limit the movement of funds;
•impose sanctions on our ability to conduct business with certain customers or persons;
•result in the deprivation of contract rights; and
•result in the inability to obtain or retain licenses required for operation.
For example, due to the unsettled political conditions in many oil-producing countries, our operations, revenue, and profits are subject to the adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These, and other risks described above, could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate
HAL 2020 FORM 10-K | 13

Table of Contents	Item 1(a) | Risk Factors
greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Angola, Argentina, Azerbaijan, Brazil, Indonesia, Kazakhstan, Mexico, Mozambique, Nigeria, Papa New Guinea, and Russia. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

General Risk Factors

The COVID-19 pandemic and related economic repercussions have had a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition, which effect could worsen.
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks our business is subject to, including those relating to our customers’ capital spending and trends in oil and natural gas prices. In addition, we are facing logistical challenges including border closures, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements. These logistical challenges and inefficiencies could increase if the pandemic worsens or persists.
In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020 OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. Oil demand has significantly deteriorated as a result of the virus and corresponding preventative measures taken around the world to mitigate the spread of the virus. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, there is no assurance that the agreement, or any subsequent agreements, will continue or be observed by its parties, and downward pressure on commodity prices could continue for the foreseeable future.
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
•actions undertaken by national, regional, and local governments and health officials to contain COVID-19 or treat its effects; and
•a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel, and interact, or in connection with a global recession or depression.
HAL 2020 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors
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
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our interactions with our business associates, such as customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including attacks resulting from phishing emails and ransomware infections. We detected and remediated all of these incidents. Even if we successfully defend our own digital technologies and services, we also rely on our business associates, with whom we may share data and services, to defend their digital technologies and services against attack. No known leakage of material financial, technical or customer data occurred as a result of cyberattacks against us and none of the incidents mentioned above had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.
If our systems, or our business associates' systems, for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary, or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our business associates, employees, and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

HAL 2020 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
Our acquisitions, dispositions and investments may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our business, consolidated results of operations, and consolidated financial condition.
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
HAL 2020 FORM 10-K | 16

Table of Contents	Item 1(b) | Unresolved Staff Comments
Item 1(b). Unresolved Staff Comments.
None.

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. Our principal properties include manufacturing facilities, research and development laboratories, technology centers, and corporate offices. We also have numerous small facilities that include sales, project and support offices, and bulk storage facilities throughout the world. Our owned properties have no material encumbrances. We believe all properties that we currently occupy are suitable for their intended use.

The following locations represent our major facilities by segment:
–Completion and Production: Arbroath, United Kingdom; Duncan, Oklahoma; Johor Bahru, Malaysia; Lafayette, Louisiana; and Rio de Janeiro, Brazil
–Drilling and Evaluation: Alvarado, Texas and The Woodlands, Texas
–Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Dhahran, Saudi Arabia; Dubai, United Arab Emirates; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Moscow, Russia; Panama City, Panama; Pune, India; Singapore; and Tananger, Norway

Item 3. Legal Proceedings.
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
HAL 2020 FORM 10-K | 17

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

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2020, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2015 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

225
200
175
150
125
100
75
50
25
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Halliburton
OSX
S & P 500 ®

	December 31
	2015	2016	2017	2018	2019	2020
Halliburton	$100.00	$142.39	$130.67	$72.43	$68.30	$54.03
Philadelphia Oil Service Index (OSX)	100.00	118.98	98.51	53.97	53.67	31.09
Standard & Poor’s 500 ® Index	100.00	111.96	136.40	130.42	171.49	203.04

HAL 2020 FORM 10-K | 18

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 29, 2021, we had 11,050 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	15,301	$11.26	—	$5,100,008,081
November 1 - 30	20,895	$11.96	—	$5,100,008,081
December 1 - 31	134,775	$19.01	—	$5,100,008,081
Total	170,971	$17.46	—
(a)    All of the 170,971 shares purchased during the three-month period ended December 31, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b)    Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2020. From the inception of this program in February 2006 through December 31, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Item 6. Selected Financial Data.
The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," both contained herein.

HALLIBURTON COMPANY Selected Financial Data (Unaudited)
	Year ended December 31
Millions of dollars except per share data	2020	2019	2018	2017	2016
Revenue	$14,445	$22,408	$23,995	$20,620	$15,887
Operating income (loss)	(2,436)	(448)	2,467	1,374	(6,770)
Net Income (loss)	(2,942)	(1,129)	1,657	(449)	(5,767)
Basic and diluted income (loss) per share attributable to company shareholders	(3.34)	(1.29)	1.89	(0.51)	(6.69)
Cash dividends per share	0.315	0.72	0.72	0.72	0.72
Net working capital	5,054	6,334	6,349	5,915	7,654
Total assets	20,680	25,377	25,982	25,085	27,000
Long-term debt	9,132	10,316	10,312	10,430	12,214
Total debt	9,827	10,327	10,344	10,942	12,384
Total shareholders’ equity	4,983	8,025	9,544	8,349	9,448
Cash flows from operating activities	1,881	2,445	3,157	2,468	(1,703)
Capital expenditures	728	1,530	2,026	1,373	798

HAL 2020 FORM 10-K | 19

Table of Contents	Item 7 | Executive Overview
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in "Item 8. Financial Statements and Supplementary Data" contained herein.

EXECUTIVE OVERVIEW

Financial results
We experienced challenging market dynamics in 2020 as we faced a global pandemic, record oil demand destruction, and an unprecedented downturn in the energy industry. Despite these difficulties, we demonstrated resilience and a strong commitment to our execution culture. We delivered historic results across our key safety and service quality metrics and demonstrated our ability to generate competitive cash flow in different business environments. The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2020, we generated total company revenue of $14.4 billion, a 36% decrease from the $22.4 billion of revenue generated in 2019, with our Completion and Production (C&P) segment declining by 44% and our Drilling and Evaluation (D&E) segment declining by 21%. We reported a total company operating loss of approximately $2.4 billion in 2020 driven by $3.8 billion of impairments and other charges. This compares to operating loss of $448 million in 2019 that was driven by $2.5 billion of impairments and other charges. A significant decline in pressure pumping services in North America land during 2020 negatively impacted operating results.

Our North America revenue declined 52% in 2020 compared to 2019, resulting from lower activity and pricing in North America land, primarily associated with reduced stimulation and well construction activity. While the U.S. land rig count recovered from its August 2020 low, it is still 60% below pre-pandemic levels. Even without improved pricing, we took advantage of the recovery in completions and drilling activity in the fourth quarter of 2020 and delivered margin improvement, demonstrating the operating leverage from our cost reductions and service delivery improvements in North America.

Internationally, revenue declined 17% in 2020 compared to 2019 primarily driven by reduced activity for drilling and completions related services across all international regions. Internationally, rig counts and customer spending declined more than 20%. Despite this tough backdrop, we improved our overall international margin in 2020.

Business outlook
Oil prices have returned to pre-pandemic levels. As oil demand recovers, we anticipate favorable market dynamics, with international short-cycle producers leading the activity recovery. Our strategic priorities should continue to drive our success as markets around the world stabilize and begin to grow.

Internationally, we expect activity recovery to vary widely across the regions, with both a cyclical and seasonal bottoming of activity expected in the first quarter. While the pace of recovery depends on demand improvement, the second half of 2021 could see an increase in international activity as compared to the second half of 2020. We have a strong presence in mature fields completions and interventions work, a number of resilient integrated contracts around the world, leverage to unconventional developments in Latin America and the Middle East, and opportunities in key active offshore areas. Our new drilling technologies are penetrating the market and gaining customer confidence, and we have growth opportunities as we expand our production related businesses internationally. Also, we have adopted digital solutions which help our customers reduce cost per barrel, improve economics, and increase efficiencies. Our digital and other technology advances, geographic expansion of our products and services, along with continued discipline in cost management and cost efficiency, should achieve profitable returns-driven growth in international markets.

In North America, our focused approach to building a leaner and more profitable business allowed us to improve our operating margins and cash flows in 2020. Activity has rebounded from its lows in 2020. Completions activity in North America is expected to continue improving in the first half of 2021, as commodity prices remain supportive and customers complete their back log of drilled, but uncompleted wells. For the full year of 2021, provided that the impact of the pandemic moderates, economic activity continues to increase, and commodity prices remain strong, we believe that our customers will sustain activity in order to hold their production flat to 2020 exit levels, with completions spend expected to outpace drilling.

In 2021, we will focus on executing our key strategic priorities to deliver industry-leading returns and strong free cash flow. Our service delivery improvements, structural cost reductions, deployment of digital and other technologies, and lower capital intensity are expected to deliver on both customers' expectations and shareholder objectives.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Capital expenditures
During 2020, our capital expenditures were approximately $728 million, a decrease of 52% from 2019, and were predominantly made in our Sperry Drilling, Production Enhancement, Baroid, Artificial Lift, and Wireline and Perforating product service lines. We intend for our capital expenditures in 2021 to remain relatively flat at $750 million. Our lower capital intensity, aided by technological innovation, should contribute to ongoing cash flow generation. We believe this level of spend will equip us to take advantage of an anticipated recovery in the market as 2021 unfolds.

Financial markets, liquidity and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. As of December 31, 2020, we had $2.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility which expires in 2024. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL 2020 FORM 10-K | 20

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had $2.6 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2019.

Significant sources and uses of cash in 2020
Sources of cash:
•Cash flows from operating activities were $1.9 billion. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $800 million, primarily associated with lower customer receivables, partially offset by approximately $350 million of severance payments.
Uses of cash:
•In March 2020, we executed two transactions resulting in a reduction of gross debt by $500 million. We issued $1.0 billion aggregate principal amount of senior notes and used the net proceeds from issuance along with cash on hand to repurchase $1.5 billion aggregate principal amount of senior notes. Inclusive of the tender premium and fees, these transactions resulted in a net payment of approximately $654 million.
•Capital expenditures were $728 million.
•We paid $278 million of dividends to our shareholders.
•We repurchased approximately 7.4 million shares of our common stock in early March, largely before the significant decline in oil prices, under our share repurchase program, at a total cost of approximately $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2021 is currently expected to be approximately $750 million. We believe this level of spend will allow us to invest in our key strategic areas. We will continue to maintain capital discipline, monitor the rapidly changing market dynamics, and adjust our capital spend accordingly. For additional information on capital expenditures, see "Executive Overview."

We have debt payments of $185 million and $500 million due in the first quarter of 2021 and the fourth quarter of 2021, respectively.

Based on our market outlook, we reduced our quarterly dividend rate in the second quarter of 2020 from $0.18 per common share to $0.045 per common share and remained at this amount for the rest of 2020, reducing cash outflows by approximately $360 million in 2020. We will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of future debt reduction and, as market conditions evolve, reinvesting in our business.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2020 and may be used for open market and other share purchases.

HAL 2020 FORM 10-K | 21

Table of Contents	Item 7 | Liquidity and Capital Resources
Contractual obligations
The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2020:

	Payments Due
Millions of dollars	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (a)	$695	$9	$602	$—	$1,000	$7,604	$9,910
Interest on debt (b)	484	460	460	439	439	7,129	9,411
Operating leases	287	233	146	94	70	428	1,258
Finance leases	63	63	62	49	38	55	330
Purchase obligations (c)	385	72	17	6	192	1	673
Other long-term liabilities (d)	26	—	—	—	—	—	26
Total	$1,940	$837	$1,287	$588	$1,739	$15,217	$21,608
(a)    Represents principal amounts of long-term debt, including current maturities of debt, which excludes any unamortized debt issuance costs and discounts.
(b)    Interest on debt includes 76 years of interest on $300 million of debentures at 7.6% interest that become due in 2096.
(c)    Amounts in 2021 primarily represent certain purchase orders for goods and services utilized in the ordinary course of our business.
(d)    Includes pension funding obligations. Amounts for pension funding obligations, which include international plans and are based on assumptions that are subject to change, are only included for 2021 as we are currently not able to reasonably estimate our contributions for years after 2021.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are not able to reasonably estimate the period of cash settlement with the respective taxing authorities. Therefore, gross unrecognized tax benefits have been excluded from the contractual obligations table above. We had $355 million of gross unrecognized tax benefits, excluding penalties and interest, at December 31, 2020, of which we estimate $211 million may require a cash payment by us. We estimate that $193 million of the cash payment will not be settled within the next 12 months.

Other factors affecting liquidity
Financial position in current market. As of December 31, 2020, we had $2.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, debt repayment, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

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

HAL 2020 FORM 10-K | 22

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2020, 2019, and 2018, based on the location of services provided and products sold, 38%, 51%, and 58%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

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

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	2020	2019	2018
Oil price - WTI (1)	$39.23	$56.98	$64.94
Oil price - Brent (1)	41.76	64.36	71.08
Natural gas price - Henry Hub (2)	2.04	2.54	3.17
(1) Oil price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2020	2019	2018
U.S. Land	418	920	1,013
U.S. Offshore	15	23	19
Canada	89	134	191
North America	522	1,077	1,223
International	825	1,098	988
Worldwide total	1,347	2,175	2,211

HAL 2020 FORM 10-K | 23

Table of Contents	Item 7 | Business Environment and Results of Operations
The oil and gas industry experienced an unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices recovered moderately to approximately $48 per barrel by the end of December 2020, WTI oil spot prices averaged approximately $43 per barrel during the fourth quarter of 2020 and $39 per barrel during the year 2020, which was approximately 25% and 31%, respectively, less than the average price per barrel during the same periods in 2019. As a result, oil and gas activity declined significantly during 2020, with the global rig count sinking to the lowest level since 1973. The U.S. and international average rig counts dropped 54% and 25%, respectively, during 2020, contributing to a global rig count decline of 38% since 2019.

Crude oil prices traded within a wide range during 2020. After averaging $63 a barrel in January 2020, Brent prices fell to an average of $18 a barrel in April, the lowest monthly average price since February 1999. The low prices were the result of significant declines in oil consumption that caused a sharp rise in global oil inventories. However, Brent prices increased through much of the rest of 2020 as rising oil demand and reduced production caused global oil inventories to fall. Prices rose to a monthly average of $50 a barrel in December due to expectations of future economic recovery based on the roll out of multiple COVID-19 vaccines. In the early part of January 2021, Brent prices reached their highest levels in 10 months after Saudi Arabia announced a one-month unilateral cut in its crude oil production for February and March that is in addition to its OPEC+ commitments. Oil prices are back to pre-pandemic levels, driven by global vaccine distribution, an unfolding demand recovery, OPEC+ agreement on production volume, and a declining production base. However, the surge in COVID-19 infections globally and the expected gradual return of spare production capacity make us cautious about near term recovery.

In the United States Energy Information Administration (EIA) January 2021 "Short Term Energy Outlook," the EIA projected Brent prices to average $53 per barrel in 2021, while WTI prices were projected to average approximately $3.00 less per barrel than Brent prices. The International Energy Agency's (IEA) January 2021 "Oil Market Report" forecasts 2021 global demand to average approximately 96.6 million barrels per day, an increase of 6% from 2020.

The recent widespread escalation of COVID-19 cases remains a significant factor impacting oil demand. Vaccination campaigns are underway; however, several regions, including areas of the United States, are dealing with a rebound in the pandemic resulting in tighter mobility constraints and less travel. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future.

The Henry Hub natural gas spot price in the United States averaged $2.04 per MMBtu in 2020, a decrease of $0.50 per MMBtu, or 20%, from 2019. The EIA expects Henry Hub natural gas prices to rise to annual average of $3.01 per MMBtu in 2021 and forecasts prices will rise to an average of $3.27 per MMBtu in 2022.

North America operations
The average North America rig count decreased 52% for the full year 2020 as compared to 2019. The decline in activity was rapid, but both rig count and completions activity have started to recover off their 2020 lows. We responded swiftly and aggressively to the market conditions, and as business conditions improve, our actions resulted in margin improvements through the second half of 2020. In the first quarter of 2021, we expect positive activity momentum to continue, with completions activity increasing more than drilling. The EIA estimates that annual U.S. crude oil production averaged 11.3 million barrels per day as of the year ended 2020, down 1.0 million barrels per day compared to the year ended 2019 as a result of well curtailment and a drop in drilling activity related to low oil prices. The EIA expects production to again decline in 2021, averaging 11.1 million barrels per day, and to increase to an annual average of 11.5 million barrels per day in 2022, as prices and drilling conditions become more favorable. We continue to focus on driving strategic changes, building on the operating leverage we have created in the business, and maximizing our cash flow generation in North America.

International operations
Full year international revenue for 2020 declined 17%, while rig counts and customer spending were down more than 20% as compared to 2019. The pace of recovery depends on the trajectory of demand improvement, and in the second half of 2021, we expect to see an increase in international activity compared to the second half of 2020. We are well positioned to benefit from this increase. We have a strong presence in mature fields completions and interventions work, resilient integrated contracts around the world, leverage to unconventional developments in Latin America and the Middle East, and a leading position in key active offshore areas. The EIA expects the recent rise in COVID-19 infections, the re-imposition of some restrictions, and ongoing changes to consumer behaviors due to the pandemic will continue to adversely affect global oil demand in the first half of 2021. Despite the uncertainty, the EIA forecasts economic activity to return to pre-pandemic levels in 2021 based partly on assumptions regarding the effect of recent vaccine rollouts and reopening efforts. As in the United States,
HAL 2020 FORM 10-K | 24

Table of Contents	Item 7 | Business Environment and Results of Operations
the pace of oil consumption growth internationally may, to a significant extent, depend on the manufacture and distribution of effective vaccines on a global scale.

Venezuela. The U.S. Government imposed sanctions against Venezuela have effectively required us to discontinue our operations there. Consequently, in connection with us winding down our operations in Venezuela, we wrote down all of our remaining investment in Venezuela in 2020. As of December 29, 2020 we no longer have any employees in Venezuela, although we continue to maintain our local entity, facilities, and equipment in-country, as permitted under applicable law. We are not currently conducting any other operational activities in Venezuela.
HAL 2020 FORM 10-K | 25

Table of Contents	Item 7 | Results of Operations in 2020 Compared to 2019
RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019

Revenue:			Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$7,839	$14,031	$(6,192)	(44)%
Drilling and Evaluation	6,606	8,377	(1,771)	(21)
Total revenue	$14,445	$22,408	$(7,963)	(36)%
By geographic region:
North America	$5,731	$11,884	$(6,153)	(52)%
Latin America	1,668	2,364	(696)	(29)
Europe/Africa/CIS	2,813	3,285	(472)	(14)
Middle East/Asia	4,233	4,875	(642)	(13)
Total	$14,445	$22,408	$(7,963)	(36)%

Operating loss:			Favorable	Percentage
Millions of dollars	2020	2019	(Unfavorable)	Change
Completion and Production	$995	$1,671	$(676)	(40)%
Drilling and Evaluation	569	642	(73)	(11)
Total	1,564	2,313	(749)	(32)
Corporate and other	(201)	(255)	54	21
Impairments and other charges	(3,799)	(2,506)	(1,293)	(52)
Total operating loss	$(2,436)	$(448)	$(1,988)	n/m
n/m = not meaningful

Consolidated revenue in 2020 was $14.4 billion, a decrease of $8.0 billion, or 36%, compared to 2019, mainly due to lower activity and pricing in North America land, primarily associated with stimulation services and well construction. Revenue from North America was 40% of consolidated revenue in 2020 and 53% of consolidated revenue in 2019.

We reported a consolidated operating loss of $2.4 billion in 2020 driven in part by $3.8 billion of impairments and other charges. This compares to an operating loss of $448 million in 2019, driven by $2.5 billion of impairments and other charges. A significant decline in stimulation activity and pricing in North America land during 2020 negatively impacted operating results, partially offset by increase in stimulation activity and completion tool sales in the Middle East/Asia. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue was $7.8 billion in 2020, a decrease of $6.2 billion, or 44%, compared to 2019. Operating income was $1.0 billion in 2020, a 40% decrease from $1.7 billion in 2019. These results were primarily driven by reduced activity and pricing for pressure pumping services, lower completion tool sales, and reduced artificial lift activity in North America land. Partially offsetting these results were higher completion tool sales in the Eastern Hemisphere.

Drilling and Evaluation
Drilling and Evaluation revenue was $6.6 billion in 2020, a decrease of $1.8 billion, or 21%, from 2019. These results were primarily driven by lower activity for drilling-related services in North America land, lower project management activity in the Middle East/Asia, and a global decrease in wireline activity.

Operating income was $569 million in 2020, a decrease of $73 million, or 11%, compared to 2019. These results were primarily driven by a decline in drilling activity in North America land, coupled with lower project management activity in the
HAL 2020 FORM 10-K | 26

Table of Contents	Item 7 | Results of Operations in 2020 Compared to 2019
Middle East/Asia. Partially offsetting these results were improvements in wireline profitability in the Middle East/Asia and the North Sea, as well as drilling-related services in the North Sea.

GEOGRAPHIC REGIONS

North America
North America revenue was $5.7 billion in 2020, a 52% decrease compared to 2019, resulting from lower activity and pricing in North America land, primarily associated with reduced stimulation, well construction, artificial lift, and wireline activity. This decline was partially offset by increased stimulation activity in the Gulf of Mexico and project management in North America land.

Latin America
Latin America revenue was $1.7 billion in 2020, a 29% decrease compared to 2019, resulting primarily from decreased activity in multiple product service lines in Argentina, Colombia, Ecuador, and Brazil, partially offset by increased project management activity in Mexico and drilling-related services in Guyana.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.8 billion in 2020, a 14% decrease compared to 2019. The decrease was due to lower activity for multiple product service lines throughout the region, primarily in Nigeria, Egypt, and United Kingdom, partially offset by increased completion tool sales in the North Sea, Algeria, and Azerbaijan, and drilling-related activity in the North Sea.

Middle East/Asia
Middle East/Asia revenue was $4.2 billion in 2020, a 13% decrease compared to 2019. The decrease was due to lower activity throughout the region, primarily related to project management, stimulation in Saudi Arabia, and well construction activity, partially offset by increased completion tool sales and pipeline services in the Middle East/Asia.

OTHER OPERATING ITEMS

Impairments and other charges were $3.8 billion in 2020, consisting of asset and real estate impairments, primarily associated with pressure pumping and drilling equipment, as well as severance and other costs incurred as we continued to adjust our cost structure during the year. This compares to $2.5 billion of impairments and other charges recorded in 2019, consisting of asset impairments, primarily associated with pressure pumping and drilling equipment, as well as severance and other costs incurred as we adjusted our cost structure during the year. See Note 2 to the consolidated financial statements for further discussion on these charges.

NONOPERATING ITEMS

Loss on early extinguishment of debt. During the year ended December 31, 2020, we recorded a $168 million loss on the early extinguishment of debt, which included a tender premium, unamortized discounts and costs on the retired notes, and tender fees. See Note 9 to the consolidated financial statements for further information.

Income tax (provision) benefit. Our tax (provisions) benefits are sensitive to the geographic mix of earnings and our ability to use our deferred tax assets. During 2020, we recorded a total income tax benefit of $278 million on a pre-tax loss of $3.2 billion, resulting in an effective tax rate of 8.6%. During 2019, we recorded a total income tax provision of $7 million on a pre-tax loss of $1.1 billion, resulting in an effective tax rate of -0.6%. See Note 11 to the consolidated financial statements for significant drivers of these tax (provisions) benefits.
HAL 2020 FORM 10-K | 27

Table of Contents	Item 7 | Results of Operations in 2019 Compared to 2018
RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018

Information related to the comparison of our operating results between the years 2019 and 2018 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.
HAL 2020 FORM 10-K | 28

Table of Contents	Item 7 | Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective, or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:
-    forecasting our income tax (provision) benefit, including our future ability to utilize foreign tax credits and the realizability of deferred tax assets (including net operating loss carryforwards), and providing for uncertain tax positions;
-    legal and investigation matters;
-    valuations of long-lived assets, including intangible assets and goodwill; and
-    allowance for credit losses.

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

Our methodology for recording income taxes requires a significant amount of judgment and the use of assumptions and estimates. Additionally, we use forecasts of certain tax elements, such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies. Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results that could have a material impact on our income tax accounts related to continuing operations.

HAL 2020 FORM 10-K | 29

Table of Contents	Item 7 | Critical Accounting Estimates
We have operations in more than 70 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved, the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year and have an adverse effect on our financial statements.

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate, and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties, as needed based on this outcome. We provide for uncertain tax positions pursuant to current accounting standards, which prescribe a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The standards also provide guidance for derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Legal and investigation matters
As discussed in Note 10 of our consolidated financial statements, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2020, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

When conducting an impairment test on long-lived assets, other than goodwill, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. This requires some judgment. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the undiscounted cash flows are less than the asset group’s carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. See Note 2 to the consolidated financial statements for impairments and other charges recorded during the year ended December 31, 2020.

HAL 2020 FORM 10-K | 30

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

Allowance for credit losses
We evaluate our global accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. This process involves judgment and estimation, and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.

At December 31, 2020, our allowance for credit losses totaled $824 million, or 22.5% of notes and accounts receivable before the allowance. At December 31, 2019, our allowance for credit losses totaled $776 million, or 15.4% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable with our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2020 would have resulted in a $37 million adjustment to 2020 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2020, we had no material off balance sheet arrangements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees or surety bonds were outstanding as of December 31, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our foreign forward contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2020 would result in a $83 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars. With respect to interest rates sensitivity, after consideration of the impact from our interest rate swap, a hypothetical 100 basis point increase in the LIBOR rate would result in approximately an additional $1 million of interest charges for the year ended December 31, 2020.

HAL 2020 FORM 10-K | 31

Table of Contents	Item 7 | Financial Instrument Market Risk
There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates and interest rates change instantaneously in an equally adverse fashion. In addition, the analysis are unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the various scenarios, these estimates should not be viewed as forecasts.

For further information regarding foreign currency exchange risk, interest rate risk, and credit risk, see Note 15 to the consolidated financial statements.

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
HAL 2020 FORM 10-K | 32

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 15 to the consolidated financial statements.

HAL 2020 FORM 10-K | 33

Item 8. Financial Statements and Supplementary Data.

HAL 2020 FORM 10-K | 34

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Lance Loeffler
Jeffrey A. Miller	Lance Loeffler
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2020 FORM 10-K | 35

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of the future taxable income. As of December 31, 2020, the Company had gross deferred tax assets of $3.8 billion and a related valuation allowance of $1.4 billion.
We identified the evaluation of the realizability of domestic deferred tax assets as a critical audit matter. The evaluation of the realizability of domestic deferred tax assets, specifically related to domestic net operating loss
HAL 2020 FORM 10-K | 36

carryforwards and foreign tax credits, required subjective auditor judgment to assess the forecasts of future taxable income over the periods in which those temporary differences become deductible. Changes in assumptions regarding forecasted taxable income, specifically revenue growth rates, could have an impact on the Company’s evaluation of the realizability of the domestic deferred tax assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of forecasts of future taxable income. We evaluated the assumptions used in the development of forecasts of future taxable income, specifically revenue growth rates, by comparing to historical actuals while considering current and anticipated future commodity prices or market events. We also evaluated the Company’s history of realizing domestic deferred tax assets by evaluating the expiration of domestic net operating loss carryforwards and foreign tax credits.
Assessment of the Fair Value of Property, Plant and Equipment
As discussed in Notes 1, 2, and 8 to the consolidated financial statements, the gross amount of property, plant and equipment as of December 31, 2020 was $15.4 billion and related accumulated depreciation was $11.0 billion. When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The Company compares estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than their carrying amount, then they determine the asset group's fair value. The fair value of an asset group is determined by using a discounted cash flow analysis, and an impairment is recognized in the event the fair value is less than the carrying value. The Company recognized an impairment charge of $2.3 billion for the year ended December 31, 2020.
We identified the assessment of the Company’s estimate of the fair value of property, plant and equipment as a critical audit matter for certain asset groups. There was a high degree of subjectivity in evaluating the significant assumptions used in determining the discounted cash flows used to estimate the fair value of certain asset groups, specifically the revenue growth rates, expected profitability margin and the discount rate used.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the discounted cash flows of certain asset groups, including controls related to the significant assumptions. We evaluated the Company’s development of the revenue growth rates and expected profitability margin assumptions by identifying and assessing the sources of data that management used in their assessment. We evaluated the revenue growth rates and expected profitability margin for consistency with relevant historical data, changes in the business, and external industry data, as applicable. In addition, we involved valuation professionals with specialized skills and knowledge to assist with evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 5, 2021
HAL 2020 FORM 10-K | 37

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company's and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 5, 2021
HAL 2020 FORM 10-K | 38

HALLIBURTON COMPANY Consolidated Statements of Operations
	Year Ended December 31
Millions of dollars and shares except per share data	2020	2019	2018
Revenue:
Services	$10,203	$16,884	$18,444
Product sales	4,242	5,524	5,551
Total revenue	14,445	22,408	23,995
Operating costs and expenses:
Cost of services	9,458	15,684	16,591
Cost of sales	3,442	4,439	4,418
Impairments and other charges	3,799	2,506	265
General and administrative	182	227	254
Total operating costs and expenses	16,881	22,856	21,528
Operating income (loss)	(2,436)	(448)	2,467
Interest expense, net of interest income of $38, $23, and $44	(505)	(569)	(554)
Loss on early extinguishment of debt	(168)	—	—
Other, net	(111)	(105)	(99)
Income (loss) before income taxes	(3,220)	(1,122)	1,814
Income tax benefit (provision)	278	(7)	(157)
Net income (loss)	$(2,942)	$(1,129)	$1,657
Net income attributable to noncontrolling interest	(3)	(2)	(1)
Net income (loss) attributable to company	$(2,945)	$(1,131)	$1,656
Basic and diluted income (loss) per share attributable to company shareholders:
Net income (loss) per share	$(3.34)	$(1.29)	$1.89

Basic weighted average common shares outstanding	881	875	875
Diluted weighted average common shares outstanding	881	875	877
See notes to consolidated financial statements.

HAL 2020 FORM 10-K | 39

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31
Millions of dollars	2020	2019	2018
Net income (loss)	$(2,942)	$(1,129)	$1,657
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(24)	(11)	131
Other	24	3	(17)
Other comprehensive income (loss), net of income taxes	—	(8)	114
Comprehensive income (loss)	$(2,942)	$(1,137)	$1,771
Comprehensive income attributable to noncontrolling interest	(3)	(2)	(1)
Comprehensive income (loss) attributable to company shareholders	$(2,945)	$(1,139)	$1,770
See notes to consolidated financial statements.

HAL 2020 FORM 10-K | 40

HALLIBURTON COMPANY Consolidated Balance Sheets
	December 31
Millions of dollars and shares except per share data	2020	2019
Assets
Current assets:
Cash and equivalents	$2,563	$2,268
Receivables (net of allowances for credit losses of $824 and $776)	3,071	4,577
Inventories	2,349	3,139
Assets held for resale	550	180
Other current assets	942	1,048
Total current assets	9,475	11,212
Property, plant and equipment (net of accumulated depreciation of $11,039 and $12,630)	4,325	7,310
Goodwill	2,804	2,812
Deferred income taxes	2,166	1,683
Operating lease right-of-use assets	786	931
Other assets	1,124	1,429
Total assets	$20,680	$25,377
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,573	$2,432
Current maturities of long-term debt	695	11
Accrued employee compensation and benefits	517	604
Taxes other than income	292	310
Current portion of operating lease liabilities	251	208
Other current liabilities	1,093	1,313
Total current liabilities	4,421	4,878
Long-term debt	9,132	10,316
Operating lease liabilities	758	825
Employee compensation and benefits	562	525
Other liabilities	824	808
Total liabilities	15,697	17,352
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,068 shares)	2,666	2,669
Paid-in capital in excess of par value	—	143
Accumulated other comprehensive loss	(362)	(362)
Retained earnings	8,691	11,989
Treasury stock, at cost (181 and 190 shares)	(6,021)	(6,427)
Company shareholders’ equity	4,974	8,012
Noncontrolling interest in consolidated subsidiaries	9	13
Total shareholders’ equity	4,983	8,025
Total liabilities and shareholders’ equity	$20,680	$25,377
See notes to consolidated financial statements.

HAL 2020 FORM 10-K | 41

HALLIBURTON COMPANY Consolidated Statements of Cash Flows
	Year Ended December 31
Millions of dollars	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,942)	$(1,129)	$1,657
Adjustments to reconcile net income (loss) to cash flows from operating activities
Impairments and other charges	3,799	2,506	265
Cash impact of impairments and other charges - severance payments	(350)	(144)	—
Depreciation, depletion, and amortization	1,058	1,625	1,606
Deferred income tax benefit	(444)	(396)	(267)
Accrued employee benefits	(160)	(38)	(69)
Changes in assets and liabilities:
Receivables	1,394	636	(186)
Accounts payable	(934)	(595)	483
Inventories	340	(202)	(681)
Other operating activities	120	182	349
Total cash flows provided by operating activities	1,881	2,445	3,157
Cash flows from investing activities:
Capital expenditures	(728)	(1,530)	(2,026)
Proceeds from sales of property, plant and equipment	286	190	218
Payments to acquire businesses, net of cash acquired	—	—	(187)
Other investing activities	(44)	(105)	2
Total cash flows used in investing activities	(486)	(1,445)	(1,993)
Cash flows from financing activities:
Payments on long-term borrowings	(1,654)	(13)	(445)
Proceeds from issuance of long-term debt, net	994	—	—
Dividends to shareholders	(278)	(630)	(630)
Stock repurchase program	(100)	(100)	(400)
Proceeds from issuance of common stock	87	118	195
Other financing activities	(56)	(70)	(139)
Total cash flows used in financing activities	(1,007)	(695)	(1,419)
Effect of exchange rate changes on cash	(93)	(45)	(74)
Increase (decrease) in cash and equivalents	295	260	(329)
Cash and equivalents at beginning of year	2,268	2,008	2,337
Cash and equivalents at end of year	$2,563	$2,268	$2,008
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$509	$534	$556
Income taxes	$300	$363	$178
See notes to consolidated financial statements.

HAL 2020 FORM 10-K | 42

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity
	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2017	$2,673	$207	$(6,757)	$12,668	$(469)	$27	$8,349
Comprehensive income (loss):
Net income	—	—	—	1,656	—	1	1,657
Other comprehensive income	—	—	—	—	114	—	114
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	4	413	—	—	—	415
Stock repurchase program	—	—	(400)	—	—	—	(400)
Other	—	—	—	45	—	(6)	39
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,131)	—	2	(1,129)
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	(67)	417	—	—	—	348
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	(1)	—	11	1	(11)	—
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(2,945)	—	3	(2,942)
Cash dividends ($0.315 per share)	—	—	—	(278)	—	—	(278)
Stock plans	(3)	(143)	506	(75)	—	—	285
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
See notes to consolidated financial statements.

HAL 2020 FORM 10-K | 43

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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
We believe the most significant estimates and assumptions are associated with the forecasting of our income tax (provision) benefit and the valuation of deferred taxes, legal reserves, long-lived asset valuations, and allowance for credit losses. Ultimate results could differ from our estimates.

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

Revenue recognition
Our services and products are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. The vast majority of our service and product contracts are short-term in nature. We recognize revenue based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with, and the financial condition of our customers. Rates for services are typically priced on a per day, per meter, per man-hour, or similar basis. See Note 4 for further information on revenue recognition.

Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Research and development costs are expensed as incurred and were $309 million in 2020, $404 million in 2019, and $390 million in 2018.

Cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost represents invoice or production cost for new items and original cost. Production cost includes material, labor, and manufacturing overhead. Our inventory is recorded on the weighted average cost method. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand, and technological developments.

HAL 2020 FORM 10-K | 44

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Allowance for credit losses
We establish an allowance for credit losses through a review of several factors, including historical collection experience, current aging status of the customer accounts, and current financial condition of our customers. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.

Property, plant and equipment
Other than those assets that have been written down to their fair values due to impairment, property, plant, and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are often used for tax purposes, when permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Planned major maintenance costs are generally expensed as incurred. Expenditures for additions, modifications, and conversions are capitalized when they increase the value or extend the useful life of the asset.

Goodwill and other intangible assets
We record as goodwill the excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business acquisition. Changes in the carrying amount of goodwill are detailed below by reportable segment.

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2018:	$2,055	$770	$2,825
Current year acquisitions	6	5	11
Purchase price adjustments for previous acquisitions	(1)	(1)	(2)
Other	(21)	(1)	(22)
Balance at December 31, 2019:	$2,039	$773	$2,812
Other	(66)	58	(8)
Balance at December 31, 2020:	$1,973	$831	$2,804

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2020, 2019, and 2018, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary. For further information on our goodwill impairment assessments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from one year to twenty-eight years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks, and customer lists and contracts.

Evaluating impairment of long-lived assets
When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale. See Note 2 for further information on impairments and other charges recorded in 2020.

Income taxes
We recognize the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.
HAL 2020 FORM 10-K | 45

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

HAL 2020 FORM 10-K | 46

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 2. Impairments and Other Charges
The oil and gas industry experienced an unprecedented disruption during 2020 as a result of a combination of factors, including the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. This disruption created a substantial surplus of oil and a decline in oil prices. West Texas Intermediate (WTI) oil spot prices decreased during the first quarter of 2020 from a high of $63 per barrel in early January of 2020 to approximately $21 per barrel by the end of the first quarter of 2020. Although oil prices recovered moderately to approximately $48 per barrel by the end of December 2020, WTI oil spot prices averaged approximately $43 per barrel during the fourth quarter of 2020 and $39 per barrel during the year 2020, which was approximately 25% and 31%, respectively, less than the average price per barrel during the same periods in 2019. As a result, oil and gas activity declined significantly during 2020, with the global rig count sinking to the lowest level since 1973. The U.S. and international average rig counts dropped 54% and 25%, respectively, during 2020, contributing to a global rig count decline of 38% since December 31, 2019. In the first and second quarters of 2020, we determined these events constituted triggering events that required us to review the recoverability of our long-lived assets and perform an interim goodwill impairment assessment as of March 31, 2020 and May 1, 2020.

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

As a result of the events described above, we recorded impairments and other charges of approximately $3.8 billion during the year ended December 31, 2020. The following table presents various pre-tax charges we recorded during the years ended December 31, 2020, 2019, and 2018 which are reflected within "Impairments and other charges" on our consolidated statements of operations.

	Year Ended December 31
Millions of dollars	2020	2019	2018
Long-lived asset impairments	$2,629	$1,603	$—
Inventory costs and write-downs	505	458	—
Severance	384	172	—
Joint ventures	—	154	—
Venezuela investment write-down	—	—	265
Other	281	119	—
Total impairments and other charges	$3,799	$2,506	$265

Of the $3.8 billion of impairments and other charges recorded during the year ended December 31, 2020, approximately $2.4 billion was attributable to our Completion and Production segment and approximately $1.4 billion was attributable to our Drilling and Evaluation segment. Long-lived asset impairments include impairments of property, plant, and equipment, intangible assets, and real estate facilities. The $2.6 billion of long-lived asset impairments during 2020 consisted of the following: $1.0 billion attributable to hydraulic fracturing equipment, the majority of which was located in North America; $297 million related to drilling-related services equipment; $191 million related to right-of-use assets, primarily operating leases; $131 million related to intangible assets; and $394 million associated with other fixed asset impairments. Also included in Long-lived asset impairments is $616 million related to real estate properties, primarily related to a fair value adjustment for a contemplated structured transaction for most of our remaining North America real estate owned assets classified as held for sale, and to approximately 50% of North American facilities being closed, sold, consolidated, or reduced in size during 2020.

HAL 2020 FORM 10-K | 47

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
For the year ended December 31, 2019, the $1.6 billion of long-lived asset impairments consisted of the following: $759 million attributable to hydraulic fracturing equipment, the majority of which was located in North America; $243 million related to legacy drilling equipment; $215 million related to real estate owned and classified as held for sale; $139 million related to right-of-use assets associated with operating leases; $98 million related to intangible assets; and $148 million of other fixed asset impairments. We also rationalized our portfolio of existing joint ventures and recorded resulting charges within "Joint ventures" in the table above.

Inventory costs and write-downs in the table above primarily represent disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

For the year ended December 31, 2018, the $265 million impairment related to a write-down of all of our remaining investment in Venezuela.

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

HAL 2020 FORM 10-K | 48

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2020	2019	2018
Revenue:
Completion and Production	$7,839	$14,031	$15,973
Drilling and Evaluation	6,606	8,377	8,022
Total revenue	$14,445	$22,408	$23,995
Operating income:
Completion and Production	$995	$1,671	$2,278
Drilling and Evaluation	569	642	745
Total operations	1,564	2,313	3,023
Corporate and other (a)	(201)	(255)	(291)
Impairments and other charges (b)	(3,799)	(2,506)	(265)
Total operating income (loss)	$(2,436)	$(448)	$2,467
Interest expense, net of interest income	$(505)	$(569)	$(554)
Loss on early extinguishment of debt	(168)	—	—
Other, net	(111)	(105)	(99)
Income (loss) before income taxes	$(3,220)	$(1,122)	$1,814
Capital expenditures:
Completion and Production	$314	$800	$1,364
Drilling and Evaluation	410	728	657
Corporate and other	4	2	5
Total	$728	$1,530	$2,026
Depreciation, depletion and amortization:
Completion and Production	$615	$1,049	$1,058
Drilling and Evaluation	430	552	512
Corporate and other	13	24	36
Total	$1,058	$1,625	$1,606
(a) Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) Impairments and other charges are as follows:
    -For the year ended December 31, 2020, amount includes approximately $2.4 billion attributable to Completion and Production, $1.4 billion attributable to Drilling and Evaluation, and $62 million attributable to Corporate and other.
-For the year ended December 31, 2019, amount includes approximately $1.6 billion attributable to Completion and Production, $849 million attributable to Drilling and Evaluation, and $56 million attributable to Corporate and other.
    -For the years ended December 31, 2018, we recorded aggregate charges of $265 million to write-down our investment in Venezuela.

	December 31
Millions of dollars	2020	2019
Total assets:
Completion and Production (a)	$7,924	$11,894
Drilling and Evaluation (a)	6,371	8,059
Corporate and other (b)	6,385	5,424
Total	$20,680	$25,377
(a) Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.
(b) Corporate and other primarily include cash and equivalents and deferred tax assets.

HAL 2020 FORM 10-K | 49

Operations by geographic region
The following tables present information by geographic area. In 2020, 2019, and 2018, based on the location of services provided and products sold, 38%, 51%, and 58%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented. As of December 31, 2020 and December 31, 2019, 49% and 59% of our property, plant, and equipment was located in the United States.

	Year Ended December 31
Millions of dollars	2020	2019	2018
Revenue:
North America	$5,731	$11,884	$14,431
Latin America	1,668	2,364	2,065
Europe/Africa/CIS	2,813	3,285	2,945
Middle East/Asia	4,233	4,875	4,554
Total	$14,445	$22,408	$23,995

	December 31
Millions of dollars	2020	2019
Net property, plant and equipment:
North America	$2,211	$4,666
Latin America	544	754
Europe/Africa/CIS	602	772
Middle East/Asia	968	1,118
Total	$4,325	$7,310

Note 4. Revenue
Revenue is recognized based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. The vast majority of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with, and the financial condition of our customers. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion, and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 38%, 51%, and 58% of our consolidated revenue was from the United States for the years ended December 31, 2020, 2019, and 2018, respectively. No other country accounted for more than 10% of our revenue. The following table presents information on our disaggregated revenue.

HAL 2020 FORM 10-K | 50

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	Year Ended December 31
Millions of dollars	2020	2019	2018
Revenue by segment:
Completion and Production	$7,839	$14,031	$15,973
Drilling and Evaluation	6,606	8,377	8,022
Total revenue	$14,445	$22,408	$23,995
Revenue by geographic region:
North America	$5,731	$11,884	$14,431
Latin America	1,668	2,364	2,065
Europe/Africa/CIS	2,813	3,285	2,945
Middle East/Asia	4,233	4,875	4,554
Total revenue	$14,445	$22,408	$23,995

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

Note 5. Receivables
As of December 31, 2020, 32% of our net trade receivables were from customers in the United States. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our net trade receivables at these dates.

We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

The table below presents a rollforward of our global allowance for credit losses for 2018, 2019 and 2020.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
Year ended December 31, 2018	$725	$57	$(44)	$738
Year ended December 31, 2019	738	50	(12)	776
Year ended December 31, 2020	776	58	(10)	824
(a) Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b) Includes write-offs, balance sheet reclassifications, and other activity.
(c) The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

HAL 2020 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 6. Leases
We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $1.0 billion of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019. The adoption of this standard did not materially impact our consolidated results of operations for the year ended December 31, 2019.

Beginning January 1, 2019, for all leases with a term in excess of 12 months, we recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term and accretion of the lease liability, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

We are a lessee for numerous operating leases, primarily related to real estate, transportation, and equipment. The vast majority of our operating leases have remaining lease terms of 10 years or less, some of which include options to extend the leases, and some of which include options to terminate the leases. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of our leases may require judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options. We also have some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For certain equipment leases, such as offshore vessels and drilling rigs, we account for the lease and non-lease components separately.

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2020 and December 31, 2019, along with other supplemental information about our existing leases:

HAL 2020 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	Year Ended December 31
Millions of dollars	2020	2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$19	$19
Interest on lease liabilities	32	51
Operating lease cost	296	355
Short-term lease cost	31	110
Sublease income	(4)	(5)
Total lease cost	$374	$530

For the year ended December 31, 2018, total rentals on our operating leases under the previous lease standard, net of sublease rentals, was $680 million.

	As of December 31
Millions of dollars	2020	2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$786	$931
Current portion of operating lease liabilities	251	208
Operating lease liabilities (non-current)	758	825
Finance leases:
Other assets (non-current)	$113	$123
Other current liabilities	24	19
Other liabilities (non-current)	118	124

During the years ended December 31, 2020 and December 31, 2019, impairment charges were recorded related to operating and finance lease right-of-use assets totaling $191 million and $139 million, respectively. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

	Year Ended December 31
Millions of dollars except years and percentages	2020	2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$299	$316
Operating cash flows from finance leases	32	51
Financing cash flows from finance leases	21	24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$447	$1,362
Finance leases	39	74
Weighted-average remaining lease term:
Operating leases	8.6 years	9.5 years
Finance leases	6.4 years	5.4 years
Weighted-average discount rate for operating leases	4.1%	4.4%
(a) The 2019 balance primarily consists of operating lease right-of-use assets exchanged for lease obligations upon implementation of the new lease accounting standard on January 1, 2019.
HAL 2020 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table summarizes the maturity of our operating and finance leases as of December 31, 2020:

Millions of dollars	Operating Leases	Finance Leases
2021	$287	$63
2022	233	63
2023	146	62
2024	94	49
2025	70	38
Thereafter	428	55
Total lease payments	1,258	330
Less imputed interest	(249)	(188)
Total	$1,009	$142

Note 7. Inventories
Inventories consisted of the following:

	December 31
Millions of dollars	2020	2019
Finished products and parts	$1,330	$1,865
Raw materials and supplies	952	1,147
Work in process	67	127
Total	$2,349	$3,139

All amounts in the table above are reported net of obsolescence reserves of $150 million at December 31, 2020 and $149 million at December 31, 2019.

During the year ended December 31, 2020, we recorded $505 million of impairment charges related to inventory. These charges primarily consisted of the disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

Note 8. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2020	2019
Land	$120	$202
Buildings and property improvements	1,652	3,167
Machinery, equipment, and other	13,592	16,571
Total	15,364	19,940
Less accumulated depreciation	11,039	12,630
Net property, plant, and equipment	$4,325	$7,310

During the year ended December 31, 2020, a $2.3 billion impairment charge was recorded related to property, plant, and equipment. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.
HAL 2020 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2020	2019
1 - 10 years	13%	12%
11 - 20 years	41%	41%
21 - 30 years	21%	22%
31 - 40 years	25%	25%

	Machinery, Equipment, and Other
	2020	2019
1 - 5 years	49%	43%
6 - 10 years	41%	47%
11 - 20 years	10%	10%

Note 9. Debt
Our total debt, including short-term borrowings and current maturities of long-term debt, consisted of the following:

	December 31
Millions of dollars	2020	2019
5.0% senior notes due November 2045	$2,000	$2,000
3.8% senior notes due November 2025	1,000	2,000
4.85% senior notes due November 2035	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
2.92% senior notes due March 2030	1,000	—
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
3.5% senior notes due August 2023	600	1,100
4.5% senior notes due November 2041	500	500
3.25% senior notes due November 2021	500	500
7.6% senior debentures due August 2096	300	300
8.75% senior debentures due February 2021	185	185
6.75% notes due February 2027	104	104
Other	20	28
Unamortized debt issuance costs and discounts	(82)	(90)
Total	9,827	10,327
Short-term borrowings and current maturities of long-term debt	(695)	(11)
Total long-term debt	$9,132	$10,316

HAL 2020 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
$1.0 billion issuance
On March 3, 2020, we issued $1.0 billion aggregate principal amount of 2.92% senior notes due March 2030. Subsequently, on March 5, 2020, we completed a tender offer to purchase $1.5 billion aggregate principal amount of senior notes using proceeds from the debt issuance and cash on hand. In the tender offer, we purchased $500 million aggregate principal amount of our 3.50% senior notes due August 2023 and $1.0 billion aggregate principal amount of our 3.80% senior notes due November 2025. This early debt repurchase resulted in a $168 million loss on extinguishment, which included a tender premium, unamortized discounts and costs on the retired notes, and other tender fees. These costs are included in "Loss on early extinguishment of debt" on our consolidated statements of operations for the year ended December 31, 2020.

Senior debt
The $1.0 billion of senior notes issued in March rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments and have no sinking fund requirements. We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027, 7.6% senior debentures due August 2096 and 8.75% senior debentures due February 2021 may not be redeemed prior to maturity.

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.5 billion, which expires in March 2024. The facility is for working capital or general corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2020.

Debt maturities
Our long-term debt matures as follows: $695 million in 2021, $9 million in 2022, $602 million in 2023, no amounts in 2024, $1.0 billion in 2025, and the remainder thereafter.

Note 10. Commitments and Contingencies
The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, and tax-related matters, arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any litigation, claim or investigation and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2020. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 11. Income Taxes
The components of the (provision) benefit for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2020	2019	2018
Current income taxes:
Federal	$1	$32	$19
Foreign	(167)	(426)	(428)
State	—	(9)	(15)
Total current	(166)	(403)	(424)
Deferred income taxes:
Federal	372	383	286
Foreign	2	(36)	9
State	70	49	(28)
Total deferred	444	396	267
Income tax (provision) benefit	$278	$(7)	$(157)

HAL 2020 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2020	2019	2018
United States	$(3,031)	$(1,517)	$1,097
Foreign	(189)	395	717
Total	$(3,220)	$(1,122)	$1,814

Reconciliations between the actual (provision) benefit for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2020	2019	2018
United States statutory rate	21.0%	21.0%	21.0%
Impact of impairments and other charges	(12.3)	(20.9)	—
Impact of foreign income taxed at different rates	(1.1)	0.8	(3.0)
Valuation allowance against tax assets	0.9	(10.7)	(16.2)
Adjustments of prior year taxes	0.7	13.0	2.0
State income taxes	—	(1.3)	1.9
Venezuela adjustment	—	—	5.7
Impact of U.S. tax reform	—	—	(2.6)
Other items, net	(0.6)	(2.5)	(0.1)
Total effective tax rate on continuing operations	8.6%	(0.6)%	8.7%

During the year ended December 31, 2020, we recorded a total income tax benefit of $278 million on a pre-tax loss of $3.2 billion, resulting in an effective tax rate of 8.6%. The effective tax rate for 2020 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals and valuation allowances on some of our deferred tax assets. The increase in our valuation allowances results from our decreased forecasted ability to generate sufficient taxable income before the expiration of foreign tax credits and net operating losses as a direct result of deteriorated market conditions that led to impairment charges of $3.8 billion in 2020 and $2.5 billion in 2019. See Note 2 for further information.

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2020	2019
Gross deferred tax assets:
Net operating loss carryforwards	$1,691	$1,301
Foreign tax credit carryforwards	945	877
Research and development tax credit carryforwards	196	198
Employee compensation and benefits	237	215
Accrued liabilities	263	316
Other	469	382
Total gross deferred tax assets	3,801	3,289
Gross deferred tax liabilities:
Depreciation and amortization	7	373
Operating lease right-of-use assets	86	109
Other	155	58
Total gross deferred tax liabilities	248	540
Valuation allowances	1,394	1,082
Net deferred income tax asset	$2,159	$1,667

At December 31, 2020, we had $1.8 billion of domestic and foreign tax-effected net operating loss carryforwards, with approximately $133 million estimated to be utilized against our unrecognized tax benefits. The ultimate realization of these
HAL 2020 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses, foreign tax credits, and research and development credits will expire as follows:

Millions of dollars	U.S. Net Operating Loss	Foreign Net Operating Loss	Foreign Tax Credits	Research and Development Credit	Total
2021-2025	$2	$186	$533	$—	$721
2026-2030	7	125	557	—	689
2031-2041	665	92	—	196	953
Non-Expiring	312	435	—	—	747
	$986	$838	$1,090	$196	$3,110

During the year ended December 31, 2020, we increased our valuation allowance on deferred tax assets by $312 million related to $16 million associated with foreign deferred tax assets and $296 million associated with foreign tax credits.
In accordance with the Tax Cuts and Jobs Act of 2017, a company’s foreign earnings accumulated under the legacy tax laws are deemed to be repatriated into the United States. We have provided federal and state income tax related to this deemed repatriation. We have not provided incremental United States income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries as of December 31, 2020. The Company generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2018	$333		$60
Change in prior year tax positions	32		11
Change in current year tax positions	63		—
Cash settlements with taxing authorities	(7)		(2)
Lapse of statute of limitations	(4)		(2)
Balance at December 31, 2018	$417		$67
Change in prior year tax positions	25		11
Change in current year tax positions	29		—
Cash settlements with taxing authorities	(4)		—
Lapse of statute of limitations	(42)		(8)
Balance at December 31, 2019	$425	(a)	$70
Change in prior year tax positions	(66)		6
Change in current year tax positions	16		—
Cash settlements with taxing authorities	(3)		—
Lapse of statute of limitations	(17)		(5)
Balance at December 31, 2020	$355	(a)(b)	$71
(a)    Includes $18 million as of December 31, 2020 and $25 million as of December 31, 2019 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2020 and December 31, 2019, a net $224 million and $271 million without a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.
(b)    Includes $17 million that could be resolved within the next 12 months.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2009. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2019 are currently under review or remain open for review by the U.S. Internal Revenue Service.
HAL 2020 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 12. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2020	2019
Issued	1,066	1,068
In treasury	(181)	(190)
Total shares of common stock outstanding	885	878

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. During the year ended December 31, 2020 we repurchased approximately 7.4 million shares of our common stock for a total cost of $100 million. There were 4.5 million repurchases made under the program during the year ended December 31, 2019. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2020. From the inception of this program in February 2006 through December 31, 2020, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Paid-in Capital in Excess of Par Value
During 2020, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $75 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2020, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2020	2019
Defined benefit and other postretirement liability adjustments (a)	$(226)	$(214)
Cumulative translation adjustment	(83)	(82)
Other	(53)	(66)
Total accumulated other comprehensive loss	$(362)	$(362)
    (a) Included net actuarial losses for our international pension plans of $212 million at December 31, 2020 and $189 million at December 31, 2019.

Note 13. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31
Millions of dollars	2020	2019	2018
Stock-based compensation cost	$218	$257	$274
Tax benefit	(35)	(48)	(51)
Stock-based compensation cost, net of tax	$183	$209	$223
HAL 2020 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-    stock options, including incentive stock options and nonqualified stock options;
-    restricted stock awards;
-    restricted stock unit awards;
-    stock appreciation rights; and
-    stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 247 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2020, approximately 23 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).

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

The following table represents our stock options activity during 2020.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	25.3	$41.58
Granted	2.2	24.59
Forfeited/expired	(1.6)	37.87
Outstanding at December 31, 2020	25.9	$40.36	5.4	$—
Exercisable at December 31, 2020	19.7	$44.29	4.5	$—

The total intrinsic value of options exercised was $7 million in 2020, $2 million in 2019 and $25 million in 2018. As of December 31, 2020, there was $20 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Cash received from issuance of common stock was $87 million of which none related to proceeds from exercises of stock option during 2020. Cash received from issuance of common stock was $118 million during 2019 and $195 million during 2018, of which $6 million and $88 million related to proceeds from exercises of stock options in 2019 and 2018, respectively. The remainder relates to cash proceeds from the issuance of shares related to our employee stock purchase plan.
HAL 2020 FORM 10-K | 60

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

	Year Ended December 31
	2020	2019	2018
Expected term (in years)	5.39	5.31	5.27
Expected volatility	33%	31%	28%
Expected dividend yield	2.92 - 3.23%	2.25 - 3.88%	1.37 - 2.29%
Risk-free interest rate	1.43 - 1.69%	1.35 - 2.51%	2.27 - 2.84%
Weighted average grant-date fair value of option	$5.41	$5.91	$11.56

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

In 2020, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed as compared to certain competitors and a modifier based upon stock performance compared to the Oilfield Services Index (OSX). A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.

The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2020.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2020	18.1	$34.72
Granted	8.2	16.53
Vested	(5.4)	36.97
Forfeited	(1.9)	33.66
Nonvested shares at December 31, 2020	19.0	$26.26

The weighted average grant-date fair value of shares granted was $16.53 during 2020, $24.75 during 2019, and $47.43 during 2018. The total fair value of shares vested was $79 million during 2020, $107 million during 2019, and $219 million during 2018. As of December 31, 2020, there was $330 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1 and October 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 90% (85% for 2019 and 2018) of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 74 million shares of common stock have been reserved for issuance, of which 65 million shares have been sold through the ESPP since the inception of the plan through December 31, 2020 and 9 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.
HAL 2020 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2020	2019	2018
Expected volatility	68%	34%	25%
Expected dividend yield	4.89%	3.06%	1.62%
Risk-free interest rate	0.65%	2.20%	1.92%
Weighted average grant-date fair value per share	$3.18	$5.22	$8.86

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2020	2019	2018
Basic weighted average common shares outstanding	881	875	875
Dilutive effect of awards granted under our stock incentive plans	—	—	2
Diluted weighted average common shares outstanding	881	875	877
Antidilutive shares:
Options with exercise price greater than the average market price	27	24	14
Options which are antidilutive due to net loss position	1	1	—
Total antidilutive shares	28	25	14

Note 15. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long term debt, is as follows:

	December 31, 2020				December 31, 2019
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$10,856	$700	$11,556	$9,827	$11,093	$868	$11,961	$10,327

The total fair value of our debt decreased during 2020, primarily due to the early repurchase of senior notes partially offset by lower average yields. See Note 9 for further information.

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
HAL 2020 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options and interest rate swaps was not material as of December 31, 2020 or December 31, 2019. The counterparties to our derivatives are primarily global commercial and investment banks.

Foreign currency exchange risk
We have operations in many international locations and are involved in transactions denominated in currencies other than the United States dollar, our functional currency, which exposes us to foreign currency exchange rate risk. Techniques in managing foreign currency exchange risk include, but are not limited to, foreign currency borrowing and investing, and the use of currency exchange instruments. We attempt to selectively manage significant exposures to potential foreign currency exchange losses based on current market conditions, future operating activities, and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to minimize the risk that our cash flows from the purchase and sale of products and services in foreign currencies will be adversely affected by changes in exchange rates.

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

The notional amounts of open foreign exchange derivatives were $817 million at December 31, 2020 and $513 million at December 31, 2019. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2020 and December 31, 2019 is included in “Other current assets” in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our existing long-term debt. Our short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $9.8 billion at December 31, 2020 and $10.3 billion at December 31, 2019. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio. We use interest rate swaps to effectively convert a portion of our fixed rate debt to floating LIBOR-based rates. Our interest rate swaps, which expire when the underlying debt matures, are designated as fair value hedges of the underlying debt and are determined to be highly effective. These derivative instruments are marked to market with gains and losses recognized currently in interest expense to offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

As of December 31, 2020, we had an interest rate swap relating to one of our debt instruments with a total notional amount of $100 million. The fair value of this interest rate swap as of December 31, 2020 and December 31, 2019 is included in “Other assets” in our consolidated balance sheets and was immaterial. The fair value of this interest rate swap is categorized within level 2 on the fair value hierarchy and was determined using a market approach with inputs, such as the notional amount, LIBOR rate spread, and settlement terms that are observable in the market or can be derived from or corroborated by observable data.

HAL 2020 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2020, 32% of our net trade receivables were from customers in the United States. As of December 31, 2019, 36% of our net trade receivables were from customers in the United States. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 5 for further information.

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

Note 16. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-    our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $100 million in 2020, $206 million in 2019, and $193 million in 2018. The decrease in expense from 2019 to 2020 was due to significant headcount reductions during the year ended December 31, 2020, coupled with the suspension of discretionary contributions in 2020.
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

Funded status
For our international pension plans, at December 31, 2020, the projected benefit obligation was $1.2 billion and the fair value of plan assets was $1.1 billion, which resulted in an unfunded obligation of $152 million. At December 31, 2019, the projected benefit obligation was $1.1 billion and the fair value of plan assets was $1.0 billion, which resulted in an unfunded obligation of $111 million. The accumulated benefit obligation for our international plans was $1.1 billion at December 31, 2020 and $1.0 billion at December 31, 2019.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2020	2019
Amounts recognized on the Consolidated Balance Sheets
Other Assets	$45	$85
Accrued employee compensation and benefits	8	7
Employee compensation and benefits	189	189
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$228	$214
Fair value of plan assets	31	18
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$126	$121
Fair value of plan assets	25	18

Fair value measurements of plan assets
The fair value of our plan assets categorized within level 1 on the fair value hierarchy is based on quoted prices in active markets for identical assets. The fair value of our plan assets categorized within level 2 on the fair value hierarchy is
HAL 2020 FORM 10-K | 64

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
based on significant observable inputs for similar assets. The fair value of our plan assets categorized within level 3 on the fair value hierarchy is based on significant unobservable inputs.

The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$—	$136	$—	$—	$136
Equity funds (b)	—	170	—	—	170
Bond funds (c)	—	319	—	149	468
Alternatives funds (d)	—	4	—	163	167
Real estate funds (e)	—	68	—	28	96
Other investments (f)	5	21	14	—	40
Fair value of plan assets at December 31, 2020	$5	$718	$14	$340	$1,077
Cash and equivalents	$—	$151	$—	$—	$151
Equity funds (b)	—	118	—	—	118
Bond funds (c)	—	292	—	99	391
Alternatives funds (d)	—	—	—	197	197
Real estate funds (e)	—	74	—	29	103
Other investments (f)	6	21	15	—	42
Fair value of plan assets at December 31, 2019	$6	$656	$15	$325	$1,002
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
(f) Other investments primarily include investments in insurance contracts, balanced funds, and government bonds.

Risk management practices for these plans include diversification by issuer, industry and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 81% of our international pension plans’ projected benefit obligation at December 31, 2020 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the projected liabilities of the plan.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $30 million in 2020, $23 million in 2019, and $32 million in 2018.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2020	2019
Discount rate	1.8%	2.5%
Rate of compensation increase	5.9%	6.0%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2020	2019	2018
Discount rate	2.5%	3.3%	2.8%
Expected long-term return on plan assets	3.5%	4.4%	4.1%
Rate of compensation increase	6.0%	5.8%	5.5%

HAL 2020 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $17 million to our international pension plans in 2021.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $46 million in 2021, $44 million in 2022, $45 million in 2023, $45 million in 2024, $47 million in 2025, and an aggregate $266 million in years 2026 through 2030.

HAL 2020 FORM 10-K | 66

Table of Contents	Item 8 | Quarterly Financial Data

HALLIBURTON COMPANY Quarterly Financial Data (Unaudited)
	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2020
Revenue	$5,037	$3,196	$2,975	$3,237	$14,445
Operating income (loss)	(571)	(1,911)	142	(96)	(2,436)
Net loss	(1,015)	(1,681)	(19)	(227)	(2,942)
Net loss attributable to company	(1,017)	(1,676)	(17)	(235)	(2,945)
Basic and diluted net loss per share	(1.16)	(1.91)	(0.02)	(0.27)	(3.34)
Cash dividends paid per share	0.18	0.045	0.045	0.045	0.315
2019
Revenue	$5,737	$5,930	$5,550	$5,191	$22,408
Operating income (loss)	365	303	536	(1,652)	(448)
Net income (loss)	152	77	296	(1,654)	(1,129)
Net income (loss) attributable to company	152	75	295	(1,653)	(1,131)
Basic and diluted net income (loss) per share	0.17	0.09	0.34	(1.88)	(1.29)
Cash dividends paid per share	0.18	0.18	0.18	0.18	0.72
Note: Results for 2020 and 2019 include charges related to asset impairments and other charges. See Note 2 to the consolidated financial statements for further information.

HAL 2020 FORM 10-K | 67

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 36 for Management’s Report on Internal Control Over Financial Reporting and page 39 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

HAL 2020 FORM 10-K | 68

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on pages 6 through 7 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2020,” “Outstanding Equity Awards at Fiscal Year End 2020,” “2020 Option Exercises and Stock Vested,” “2020 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2021 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.”
HAL 2020 FORM 10-K | 69

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

HAL 2020 FORM 10-K | 70

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

HAL 2020 FORM 10-K | 71

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

4.31
Ninth Supplemental Indenture, dated as of March 3, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 3, 2020, File No. 001-03492).

	4.32	Form of Global Note for the Company’s 2.920% Senior Notes due 2030 (included as part of Exhibit 4.31).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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

	10.4	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).
HAL 2020 FORM 10-K | 72

Table of Contents	Item 15 | Exhibits

	10.5	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed August 3, 2007, File No. 001-03492).

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

†	10.11
First Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 7, 2011 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.12
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

†	10.14
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.15	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.16	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.17	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.18
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

†	10.19	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

HAL 2020 FORM 10-K | 73

Table of Contents	Item 15 | Exhibits

†	10.20
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.21	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed December 12, 2017, File No. 001-03492).

†	10.22	Executive Agreement (Anne Lyn Beaty) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2017, File No. 001-03492).

†	10.23	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.24
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 11, 2020 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 7, 2020, File No. 001-03492).

†	10.25	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.26	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.27	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

†	10.28	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

†	10.29	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.4 of Halliburton's Form S-8 filed July 24, 2020, Registration No. 333-240075).

†	10.30	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.31	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.32	Executive Agreement (Lance Loeffler) (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 8-K filed December 11, 2018, File No. 001-03492).

†	10.33
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.34	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.35
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

HAL 2020 FORM 10-K | 74

Table of Contents	Item 15 | Exhibits

	10.36
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 7, 2019, File No. 001-03492).

†	10.37
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.41 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.38
Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.42 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.39
Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.43 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.40
First Amendment dated December 5, 2019 to Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 24, 2015 (incorporated by reference as Exhibit 10.44 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

	10.41
Underwriting Agreement, dated February 19, 2020, among the Company and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Halliburton’s Form 8-K filed February 20, 2020, File No. 001-03492).

*†	10.42	Executive Agreement (Van H. Beckwith).

*†	10.43	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2021:

		Abdulaziz F. Al Khayyal
		William E. Albrecht
		M. Katherine Banks
		Alan M. Bennett
		Milton Carroll
		Nance K. Dicciani
		Murry S. Gerber
		Patricia Hemingway Hall
		Robert A. Malone

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
HAL 2020 FORM 10-K | 75

Table of Contents	Item 15 | Exhibits

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.
None.

HAL 2020 FORM 10-K | 76

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 5th day of February, 2021.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 5th day of February, 2021.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Lance Loeffler	Executive Vice President and
Lance Loeffler	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2020 FORM 10-K | 77

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

/s/ Van H. Beckwith
*By Van H. Beckwith, Attorney-in-fact

HAL 2020 FORM 10-K | 78