Form 10-Q
period 2021-03-31
HALLIBURTON CO
filed 2021-04-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

As of April 20, 2021, there were 889,718,906 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2021	2020
Revenue:
Services	$2,463	$3,684
Product sales	988	1,353
Total revenue	3,451	5,037
Operating costs and expenses:
Cost of services	2,251	3,393
Cost of sales	782	1,088
Impairments and other charges	—	1,073
General and administrative	48	54
Total operating costs and expenses	3,081	5,608
Operating income (loss)	370	(571)
Interest expense, net of interest income of $10 and $10	(125)	(134)
Loss on early extinguishment of debt	—	(168)
Other, net	(22)	(23)
Income (loss) before income taxes	223	(896)
Income tax provision	(52)	(119)
Net income (loss)	$171	$(1,015)
Net income attributable to noncontrolling interest	(1)	(2)
Net income (loss) attributable to company	$170	$(1,017)

Basic and diluted net income (loss) per share	$0.19	$(1.16)
Basic and diluted weighted average common shares outstanding	889	878
See notes to condensed consolidated financial statements.
HAL Q1 2021 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2021	2020
Net income (loss)	$171	$(1,015)
Other comprehensive income, net of income taxes	—	11
Comprehensive income (loss)	$171	$(1,004)
Comprehensive income attributable to noncontrolling interest	(1)	(2)
Comprehensive income (loss) attributable to company shareholders	$170	$(1,006)
See notes to condensed consolidated financial statements.

HAL Q1 2021 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and equivalents	$2,446	$2,563
Receivables (net of allowances for credit losses of $791 and $824)	3,250	3,071
Inventories	2,349	2,349
Other current assets	1,475	1,492
Total current assets	9,520	9,475
Property, plant, and equipment (net of accumulated depreciation of $10,999 and $11,039)	4,231	4,325
Goodwill	2,804	2,804
Deferred income taxes	2,165	2,166
Operating lease right-of-use assets	760	786
Other assets	1,095	1,124
Total assets	$20,575	$20,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,769	$1,573
Current maturities of long-term debt	515	695
Accrued employee compensation and benefits	479	517
Current portion of operating lease liabilities	250	251
Other current liabilities	1,212	1,385
Total current liabilities	4,225	4,421
Long-term debt	9,127	9,132
Operating lease liabilities	718	758
Employee compensation and benefits	518	562
Other liabilities	808	824
Total liabilities	15,396	15,697
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,067 and 1,066 shares)	2,666	2,666
Paid-in capital in excess of par value	34	—
Accumulated other comprehensive loss	(362)	(362)
Retained earnings	8,709	8,691
Treasury stock, at cost (178 and 181 shares)	(5,877)	(6,021)
Company shareholders’ equity	5,170	4,974
Noncontrolling interest in consolidated subsidiaries	9	9
Total shareholders’ equity	5,179	4,983
Total liabilities and shareholders’ equity	$20,575	$20,680
See notes to condensed consolidated financial statements.

HAL Q1 2021 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income (loss)	$171	$(1,015)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	—	1,073
Depreciation, depletion, and amortization	226	348
Accrued employee benefits	(67)	(113)
Changes in assets and liabilities:
Accounts payable	205	250
Receivables	(145)	(371)
Inventories	(1)	(79)
Other operating activities	(186)	132
Total cash flows provided by operating activities	203	225
Cash flows from investing activities:
Capital expenditures	(104)	(213)
Proceeds from sales of property, plant, and equipment	58	69
Other investing activities	(16)	(21)
Total cash flows used in investing activities	(62)	(165)
Cash flows from financing activities:
Payments on long-term borrowings	(188)	(1,651)
Dividends to shareholders	(40)	(158)
Proceeds from issuance of long-term debt, net	—	994
Stock repurchase program	—	(100)
Other financing activities	5	12
Total cash flows used in financing activities	(223)	(903)
Effect of exchange rate changes on cash	(35)	(40)
Decrease in cash and equivalents	(117)	(883)
Cash and equivalents at beginning of period	2,563	2,268
Cash and equivalents at end of period	$2,446	$1,385
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$138	$144
Income taxes	$54	$116
See notes to condensed consolidated financial statements.

HAL Q1 2021 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2020 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2021 and the results of our operations and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three months ended March 31, 2021 may not be indicative of results for the full year.

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

HAL Q1 2021 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2021	2020
Revenue:
Completion and Production	$1,870	$2,962
Drilling and Evaluation	1,581	2,075
Total revenue	$3,451	$5,037
Operating income (loss):
Completion and Production	$252	$345
Drilling and Evaluation	171	217
Total operations	423	562
Corporate and other (a)	(53)	(60)
Impairments and other charges (b)	—	(1,073)
Total operating income (loss)	$370	$(571)
Interest expense, net of interest income	(125)	(134)
Loss on early extinguishment of debt (c)	—	(168)
Other, net	(22)	(23)
Income (loss) before income taxes	$223	$(896)
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
(c) For the three months ended March 31, 2020, amount includes a $168 million loss on extinguishment of debt related to the early repurchase of senior notes.

Note 3. Revenue

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 39% and 47% of our consolidated revenue was from the United States for the three months ended March 31, 2021 and 2020, respectively. No other country accounted for more than 10% of our revenue.

HAL Q1 2021 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended March 31
Revenue by segment:	2021	2020
Completion and Production	$1,870	$2,962
Drilling and Evaluation	1,581	2,075
Total revenue	$3,451	$5,037
Revenue by geographic region:
North America	$1,404	$2,460
Latin America	535	516
Europe/Africa/CIS	634	831
Middle East/Asia	878	1,230
Total revenue	$3,451	$5,037

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

Receivables
As of March 31, 2021, 33% of our net trade receivables were from customers in the United States. As of December 31, 2020, 32% of our net trade receivables were from customers in the United States. No other country or single customer accounted for more than 10% of our trade receivables at those dates. Although the market environment is improving, we continue to have risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q1 2021 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2021	December 31, 2020
Finished products and parts	$1,337	$1,330
Raw materials and supplies	935	952
Work in process	77	67
Total	$2,349	$2,349

Note 5. Debt

We repaid the $185 million principal balance of our 8.75% senior debentures when they matured in February 2021. Our 3.25% senior notes mature in November 2021. We expect to repay the $500 million principal amount due by the maturity date.

Note 6. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2021 and March 31, 2020, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	170	—	1	171
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans (a)	—	34	144	(112)	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	$2,666	$34	$(5,877)	$8,709	$(362)	$9	$5,179
(a) In January 2021, we issued common stock from treasury shares for the employee stock purchase plan and for restricted stock grants. As a result, additional paid in capital in January 2021 was reduced below zero, which resulted in a reduction of retained earnings by $112 million. Additional issuances from treasury shares will similarly impact additional paid in capital and retained earnings.

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

Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three months ended March 31, 2021. Approximately $5.1 billion remained
HAL Q1 2021 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
authorized for repurchases as of March 31, 2021. From the inception of this program in February 2006 through March 31, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2021	December 31, 2020
Defined benefit and other postretirement liability adjustments	$(225)	$(226)
Cumulative translation adjustments	(85)	(83)
Other	(52)	(53)
Total accumulated other comprehensive loss	$(362)	$(362)

Note 7. Commitments and Contingencies

The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, commercial, and tax-related matters, arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any litigation, claim or investigation, and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2021	2020
Basic weighted average common shares outstanding	889	878
Dilutive effect of awards granted under our stock incentive plans	—	—
Diluted weighted average common shares outstanding	889	878

Antidilutive shares:
Options with exercise price greater than the average market price	26	27
Options which are antidilutive due to net loss position	—	3
Total antidilutive shares	26	30

Note 9. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

HAL Q1 2021 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	March 31, 2021				December 31, 2020
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$9,381	$1,636	$11,017	$9,642	$10,856	$700	$11,556	$9,827

The fair value and carrying value of our debt decreased in the first quarter of 2021 due to rising yields and the repayment of senior debentures. See Note 5 for further information.

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

HAL Q1 2021 FORM 10-Q | 10

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With approximately 40,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

The following charts depict the company's revenue split between our two operating segments and our four primary geographic regions for the quarter ended March 31, 2021.

COVID-19 pandemic and market conditions update
The oil and gas industry continues to be impacted by the COVID-19 pandemic, but there are signs that the world is beginning to reopen and that overall economic and demand recovery is building. Demand for oil has increased globally as oil inventories were down in March 2021 near their five-year averages, and the Organization of Petroleum Exporting Countries and the expanded alliance, collectively known as OPEC+, actions continued to support commodity prices. West Texas Intermediate (WTI) oil spot prices have recovered to pre-pandemic levels, averaging approximately $58 per barrel during the first quarter of 2021. The U.S. land average rig count continues to be well below pre-pandemic levels, but rose 27% in the first quarter of 2021 compared to the fourth quarter of 2020. The international average rig count increased 5% over the same period.
HAL Q1 2021 FORM 10-Q | 11

Table of Contents	Part I. Item 2 | Executive Overview

Financial results
The financial results for the first quarter of 2021 reflect the reduced year over year activity experienced in various locations around the world as compared to pre-pandemic levels. The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of 2020 and 2021.

During the first quarter of 2021, we generated total company revenue of $3.5 billion, a 31% decrease as compared to the first quarter of 2020. We reported operating income of $370 million during the first quarter of 2021. This compares to an operating loss of $571 million during the first quarter of 2020 that was driven by $1.1 billion of impairments and other charges. Our Completion and Production segment revenue decreased 37% from the first quarter of 2020, primarily due to a global reduction in pressure pumping activity, completion tools sales, and well intervention services, coupled with lower artificial lift services in North America land. Our Drilling and Evaluation segment revenue decreased 24% from the first quarter of 2020, driven by global reductions in drilling-related services, wireline activity, and testing services, as well as lower project management activity in Middle East/Asia. Even with decreased activity, our operating margins in both of our operating segments improved in the first quarter of 2021 as compared to the first quarter of 2020 as we implemented initiatives to lower our cost of service delivery and achieved other cost savings.

Revenue in our international markets decreased 21% in the first quarter of 2021, as compared to the first quarter of 2020, primarily driven by reduced activity across multiple product service lines in the Eastern Hemisphere, along with lower project management activity in Iraq, Saudi Arabia, and India, and decreased stimulation services in Middle East/Asia. Partially offsetting these decreases were increased stimulation services in Argentina, Mexico, and Kuwait, fluid services in the Caribbean, and completion tools sales in Norway.

In North America, our revenue decreased 43% in the first quarter of 2021, as compared to the first quarter of 2020, driven by reduced activity and pricing in North America land, primarily associated with pressure pumping services, drilling-related services, completion tools sales, and artificial lift, coupled with lower activity in the Gulf of Mexico and Canada. Although both of our segments' revenue decreased in the first quarter of 2021 compared to the first quarter of 2020, both outperformed the approximately 51% decline in the average U.S. land rig count for the same periods.

Business outlook
Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Our strategic priorities are to:
-deliver profitable growth in our international business;
-drive strategic changes that maximize cash flows in our leaner North America business;
-accelerate the deployment and integration of our digital technologies, both internally and with our customers;
-improve capital efficiency by advancing our technologies and making strategic choices that lower our capital expenditure profile; and
-actively participate in advancing a sustainable energy future.
HAL Q1 2021 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
While the continued uncertainty around COVID-19 mitigation, global vaccine distribution, and re-opening efforts make demand for oil and gas difficult to project, we believe demand is recovering and prices will be positively impacted. As operators around the world look for ways to improve efficiencies and reduce costs, we believe our digital solutions can assist our customers, and us by creating technological differentiation, contributing to higher margins, and driving internal efficiencies. Throughout the expected recovery, we intend to maintain our commitment to safety and service quality for our customers and continue to focus on generating returns and cash flow.

Internationally, we believe the recovery will gain momentum across all regions through the remainder of 2021 and that international markets will experience multiple years of growth. We consider completion tool orders to be indicators of future growth activity and these orders continue to grow, primarily with National Oil Companies (NOCs) in the Middle East, followed by Latin America. We expect that NOCs and other international producers will increase investments to meet expected future oil demand growth. Our production businesses continue to expand and our ongoing investment in technology innovations for those businesses continues to increase. This should provide growth opportunities in artificial lift solutions in the Middle East as many mature fields across the region come off natural flow and will require enhanced oil recovery methods, such as our electric submersible pumps (ESP), to sustain production. Also, as we progress towards completing our specialty chemicals plant in Saudi Arabia, we are actively participating in regional tendering activity. In addition to providing new business opportunities, this plant will manufacture chemicals for our internal consumption. We expect the new plant to deliver cost savings and profitable growth for us in 2022 and beyond.

In North America, we expect improved margin performance based on utilization, technology, and pricing. We expect that supportive commodity prices should allow our customers to spend their announced capital budgets and meet their cash flow objectives in 2021. However, activity throughout the year should be steady, as operators work to maintain their productive capacity. We believe that aligning ourselves with customers that have longer-term, efficient programs will allow us to optimize utilization of our equipment base as demand grows. Also, we see positive signs of an equipment supply and demand rebalancing that should drive future pricing improvements. Total fracturing equipment capacity has limited room to grow in the current pricing environment, and we believe continued attrition from rising service intensity and insufficient returns for many service companies is altering the industry dynamics. Lastly, technological differentiation and digital innovation is expected to command a premium as market demand for these solutions expands.

We are also continuing to pursue our strategic initiatives around advancing cleaner, affordable energy, and to support sustainable energy advancements, using innovation and technology to reduce the environmental impact of producing oil and gas. We recently released our target to achieve 40% reduction in Scope 1 and 2 emissions by 2035 from the 2018 baseline. This is consistent with our goal to reduce the carbon footprint and environmental impact of our operations and follows our commitment to set science-based targets. We are also continuing to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. Finally, we are excited about the progress of Halliburton Labs, our clean energy accelerator. In the first quarter of 2021, we announced Halliburton Labs’ inaugural group of participating companies. They are working on solutions for transforming organic and plastic waste to renewable power; recycling of lithium-ion batteries; and converting carbon dioxide, water, and renewable electricity into a hydrogen-rich platform chemical. We are collaborating with these companies and providing world-class industrial capabilities and expertise to help them achieve further scale and increase their valuations. This engagement in the clean energy space will inform our future strategic decisions as the energy transition evolves.

During the first three months of 2021, we had $104 million of capital expenditures, a decrease of 51% from the first three months of 2020, as we adjusted to market conditions. We expect our full year 2021 capital expenditures will be approximately $750 million, flat when compared to 2020. We believe this level of spend will allow us to invest in accordance with our key strategic priorities, while continuing to rationalize our business to market conditions.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations.”

Financial markets, liquidity, and capital resources
We believe we have invested our cash balances conservatively and secured sufficient financing to help mitigate any near-term negative impact on our operations from adverse market conditions. We believe we have a very manageable debt maturity profile, with approximately $2.1 billion coming due through 2026, including $500 million due in November 2021. As of March 31, 2021, we had $2.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe this provides us with sufficient liquidity to address the challenges and opportunities of the current market. For additional information on market conditions, see “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL Q1 2021 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had $2.4 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at December 31, 2020.

Significant sources and uses of cash during the first three months of 2021
Sources of cash:
•Cash flows from operating activities were $203 million. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $59 million.

Uses of cash:
•In February 2021, we repaid the $185 million principal balance of our 8.75% senior debentures that matured.
•Capital expenditures were $104 million.
•We paid $40 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which allows flexibility to increase or decrease our capital expenditures based on market conditions. We expect capital spending for the full year 2021 will be $750 million, flat when compared to 2020. We believe this level of spend will allow us to invest in accordance with our key strategic priorities, while continuing to rationalize our business to market conditions. We intend to continue to maintain capital discipline, monitor the rapidly changing market dynamics, and adjust capital spending accordingly.

Our 3.25% senior notes will mature in November 2021. We expect to repay the $500 million principal amount due by the maturity date.

Our quarterly dividend rate is $0.045 per common share, or approximately $40 million. We will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of debt reduction and, as market conditions evolve, reinvesting in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred this quarter under this program. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2021 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2021, we had $2.4 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, although Moody's changed the outlook for our rating from negative to stable in the first quarter of 2021.
HAL Q1 2021 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to risk that our customers may delay or fail to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we have experienced delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
HAL Q1 2021 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2021, based upon the location of the services provided and products sold, 39% of our consolidated revenue was from the United States, compared to 47% of consolidated revenue from the United States in the first three months of 2020. No other country accounted for more than 10% of our revenue.

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

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended March 31		Year Ended December 31
	2021	2020	2020
Oil price - WTI (1)	$57.79	$45.76	$39.23
Oil price - Brent (1)	60.82	50.44	41.76
Natural gas price - Henry Hub (2)	3.56	1.91	2.04
(1) Oil spot price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended March 31		Year Ended December 31
	2021	2020	2020
U.S. Land	378	764	418
U.S. Offshore	15	21	15
Canada	145	196	89
North America	538	981	522
International	698	1,074	825
Worldwide total	1,236	2,055	1,347

HAL Q1 2021 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Demand for oil has increased globally as oil inventories were down in March 2021 near their five-year averages, and OPEC+ actions continued to support commodity prices. The International Energy Agency's (IEA) April 2021 "Oil Market Report" forecasts global oil demand to reach 96.7 million barrels per day in 2021, an increase of 5.7 million barrels per day from 2020. There has been a dramatic improvement in the oil market since the pandemic's earliest months, with the average Brent crude price in the first quarter of 2021 approximately 20% higher per barrel compared to the average price during the first quarter of 2020. Brent crude oil spot prices averaged $65 per barrel in March 2021, up $3 per barrel from February 2021, and up $33 per barrel from March 2020, the onset of the COVID-19 pandemic in the United States. We believe that rising Brent prices in March 2021 reflect expectations of rising oil demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of OPEC+.

Despite the potential for nearer term increases in demand and pricing, in its April 2021 "Short Term Energy Outlook," the United States Energy Information Administration (EIA) projected WTI prices to average $62 per barrel in the second quarter of 2021, and $59 per barrel for the full year 2021, with a further decrease to $57 per barrel in 2022. Brent prices are projected to average $65 per barrel during the second quarter of 2021, and decline to $60 per barrel during the second half of the year 2021, resulting in a full year 2021 average price of $62 per barrel. Brent prices are forecasted to average $60 per barrel in 2022.

The EIA projects crude oil production in the United States will average 10.9 million barrels per day in the second quarter of 2021 and increase to an average of almost 11.4 million barrels per day by the fourth quarter of 2021. U.S. crude oil production is expected to average 11.9 million barrels per day in 2022.

The Henry Hub natural gas spot price averaged $3.56 per MMBtu in the first quarter of 2021 as compared to $1.91 per MMBtu in the first quarter of 2020, an increase of $1.65 per MMBtu, or 86%. The EIA April 2021 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $3.04 per MMBtu in 2021 and $3.11 per MMBtu in 2022.

International operations
The average international rig count for the first quarter of 2021 was down 35% compared to the first quarter of 2020. We believe, however, that international activity will gain momentum across all regions in the second quarter of 2021, and continue to increase in the second half of 2021. We are seeing early indicators of future activity growth. We consider completion tool orders to be a leading indicator of upcoming work. These orders have grown throughout the first quarter of 2021. We believe our current strengths and new capabilities will allow us to deliver profitable growth as international activity increases and that our ongoing investments in technology will be beneficial as the market recovers. We expect to continue the geographical expansion of our production businesses, which should also provide us with growth opportunities. Finally, we are accelerating the deployment and integration of digital technologies with our customers.

North America operations
The average U.S. land rig count for the first quarter of 2021 was down 51%, compared to the first quarter of 2020. However, the average U.S. land rig count increased 27% compared to the fourth quarter of 2020, resulting from shale operators having a larger portfolio of economically viable projects within the current oil price environment. We expect our customers to remain committed to a disciplined capital program this year. Higher utilization and our significant operating leverage supported sequential margin expansion, despite weather disruptions.

HAL Q1 2021 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)
RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$1,870	$2,962	$(1,092)	(37)%
Drilling and Evaluation	1,581	2,075	(494)	(24)
Total revenue	$3,451	$5,037	$(1,586)	(31)%

By geographic region:
North America	$1,404	$2,460	$(1,056)	(43)%
Latin America	535	516	19	4
Europe/Africa/CIS	634	831	(197)	(24)
Middle East/Asia	878	1,230	(352)	(29)
Total revenue	$3,451	$5,037	$(1,586)	(31)%

Operating income (loss):	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$252	$345	$(93)	(27)%
Drilling and Evaluation	171	217	(46)	(21)
Total	423	562	(139)	(25)
Corporate and other	(53)	(60)	7	12
Impairments and other charges	—	(1,073)	1,073	n/m
Total operating income (loss)	$370	$(571)	$941	165%
n/m = not meaningful

Consolidated revenue was $3.5 billion in the first quarter of 2021, a decrease of $1.6 billion, or 31%, as compared to the first quarter of 2020. Consolidated operating income was $370 million during the first quarter of 2021, a 165% increase from operating loss of $571 million during the first quarter of 2020. The decrease in revenue was primarily driven by lower activity and pricing in North America land, primarily associated with pressure pumping services, drilling-related services, and artificial lift, as well as reduced wireline activity and completion tools sales across all regions. The increase in operating income was in part due to the negative impact on first quarter 2020 operating income from $1.1 billion of impairments and other charges that were included in the results of that quarter. Revenue from North America was 41% of consolidated revenue in the first quarter of 2021 compared to 49% of consolidated revenue in the first quarter of 2020.

Operating Segments

Completion and Production
Completion and Production revenue in the first quarter of 2021 was $1.9 billion, a decrease of $1.1 billion, or 37%, when compared to the first quarter of 2020, while operating income was $252 million, a decrease of $93 million, or 27%. These results were primarily due to a global reduction in pressure pumping activity, completion tools sales, and well intervention services, coupled with lower artificial lift in North America land. Partially offsetting the overall decline were increased stimulation activity in Argentina, Mexico, and Kuwait and higher completion tools sales in Norway.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2021 was $1.6 billion, a decrease of $494 million, or 24% when compared to the first quarter of 2020, while operating income was $171 million, a decrease of $46 million, or 21%. These results were driven by global reductions in drilling-related services, wireline activity, and testing services, together with lower project management activity in Iraq, Saudi Arabia, and India. Partially offsetting the overall decline were increased fluid services in the Caribbean, project management services in Mexico, and drilling services in China, Kuwait, and Brazil.

HAL Q1 2021 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)
Geographic Regions

North America
North America revenue in the first quarter of 2021 was $1.4 billion, a 43% decrease compared to the first quarter of 2020. This decline was mainly due to reduced activity and pricing in North America land, primarily associated with pressure pumping services, drilling-related services, artificial lift, wireline activity, and completion tools sales, coupled with lower activity in the Gulf of Mexico and Canada.

Latin America
Latin America revenue in the first quarter of 2021 was $535 million, a 4% increase compared to the first quarter of 2020, resulting from increased stimulation activity in Argentina and Mexico, fluid services in the Caribbean, project management services in Mexico, and drilling services in Brazil. Partly offsetting these increases were reduced activity across multiple product service lines in Colombia, as well as lower well construction activity in Mexico.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2021 was $634 million, a 24% decrease compared to the first quarter of 2020, resulting primarily from decreased well construction activity, completion tools sales, and testing services across the region, coupled with lower well intervention services in Algeria and Nigeria. Wireline activity also declined in the United Kingdom, Nigeria, and Egypt. Completion tools sales improved in the North Sea to partially offset the declines in the region.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2021 was $878 million, a 29% decrease compared to the first quarter of 2020, largely resulting from a decline in activity across multiple product service lines in Saudi Arabia, United Arab Emirates, Malaysia, and Oman, together with lower project management and well construction activity in Iraq and India. Also, completion tools sales fell across the region along with well construction in Indonesia and pressure pumping in Australia. Partly offsetting these declines were higher stimulation activity in Kuwait and Bangladesh and drilling services in China and Kuwait.

Nonoperating Items

Effective tax rate. During the three months ended March 31, 2021, we recorded a total income tax provision of $52 million on a pre-tax income of $223 million, resulting in an effective tax rate of 23.5% for the quarter. During the three months ended March 31, 2020, we recorded a total income tax provision of $119 million on a pre-tax loss of $896 million, resulting in an effective tax rate of -13.3%. The unusual rate was largely the result of recording a valuation allowance against certain deferred tax assets, primarily due to unprecedented disruption in the oil and gas industry.

HAL Q1 2021 FORM 10-Q | 19

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2020.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q1 2021 FORM 10-Q | 20

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

HAL Q1 2021 FORM 10-Q | 21

Table of Contents	Part II. Item 1(a) | Risk Factors
Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2021, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
HAL Q1 2021 FORM 10-Q | 22

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	150,644	$18.85	—	$5,100,008,081
February 1 - 28	60,269	$18.05	—	$5,100,008,081
March 1 - 31	17,746	$21.07	—	$5,100,008,081
Total	228,659	$18.81	—

(a)    All of the 228,659 shares purchased during the three-month period ended March 31, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(b)    Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2021. From the inception of this program in February 2006 through March 31, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

HAL Q1 2021 FORM 10-Q | 23

Table of Contents	Part II. Item 3 | Defaults Upon Senior Securities
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our barite and bentonite mining operations, in support of our fluids services business, are subject to regulation by the federal U.S. Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

HAL Q1 2021 FORM 10-Q | 24

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

HAL Q1 2021 FORM 10-Q | 25

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 27, 2021

HAL Q1 2021 FORM 10-Q | 26