Form 10-Q
period 2021-06-30
HALLIBURTON CO
filed 2021-07-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

As of July 16, 2021, there were 890,499,362 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2021	2020	2021	2020
Revenue:
Services	$2,683	$2,188	$5,146	$5,872
Product sales	1,024	1,008	2,012	2,361
Total revenue	3,707	3,196	7,158	8,233
Operating costs and expenses:
Cost of services	2,370	2,097	4,621	5,490
Cost of sales	852	820	1,634	1,908
Impairments and other charges	—	2,147	—	3,220
General and administrative	51	43	99	97
Total operating costs and expenses	3,273	5,107	6,354	10,715
Operating income (loss)	434	(1,911)	804	(2,482)
Interest expense, net of interest income of $14, $7, $24, and $17	(120)	(124)	(245)	(258)
Loss on early extinguishment of debt	—	—	—	(168)
Other, net	(19)	(48)	(41)	(71)
Income (loss) before income taxes	295	(2,083)	518	(2,979)
Income tax benefit (provision)	(65)	402	(117)	283
Net income (loss)	$230	$(1,681)	$401	$(2,696)
Net (income) loss attributable to noncontrolling interest	(3)	5	(4)	3
Net income (loss) attributable to company	$227	$(1,676)	$397	$(2,693)

Basic and diluted net income (loss) per share	$0.26	$(1.91)	$0.45	$(3.07)
Basic and diluted weighted average common shares outstanding	890	877	889	877
See notes to condensed consolidated financial statements.
HAL Q2 2021 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2021	2020	2021	2020
Net income (loss)	$230	$(1,681)	$401	$(2,696)
Other comprehensive income, net of income taxes	2	9	2	20
Comprehensive income (loss)	$232	$(1,672)	$403	$(2,676)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	5	(4)	3
Comprehensive income (loss) attributable to company shareholders	$229	$(1,667)	$399	$(2,673)
See notes to condensed consolidated financial statements.

HAL Q2 2021 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and equivalents	$2,658	$2,563
Receivables (net of allowances for credit losses of $774 and $824)	3,459	3,071
Inventories	2,355	2,349
Other current assets	1,455	1,492
Total current assets	9,927	9,475
Property, plant, and equipment (net of accumulated depreciation of $11,081 and $11,039)	4,214	4,325
Goodwill	2,804	2,804
Deferred income taxes	2,174	2,166
Operating lease right-of-use assets	735	786
Other assets	1,063	1,124
Total assets	$20,917	$20,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,891	$1,573
Accrued employee compensation and benefits	528	517
Current maturities of long-term debt	515	695
Current portion of operating lease liabilities	247	251
Other current liabilities	1,153	1,385
Total current liabilities	4,334	4,421
Long-term debt	9,124	9,132
Operating lease liabilities	688	758
Employee compensation and benefits	536	562
Other liabilities	806	824
Total liabilities	15,488	15,697
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,666	2,666
Paid-in capital in excess of par value	26	—
Accumulated other comprehensive loss	(360)	(362)
Retained earnings	8,896	8,691
Treasury stock, at cost (177 and 181 shares)	(5,808)	(6,021)
Company shareholders’ equity	5,420	4,974
Noncontrolling interest in consolidated subsidiaries	9	9
Total shareholders’ equity	5,429	4,983
Total liabilities and shareholders’ equity	$20,917	$20,680
See notes to condensed consolidated financial statements.

HAL Q2 2021 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income (loss)	$401	$(2,696)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Impairments and other charges	—	3,220
Depreciation, depletion, and amortization	449	599
Accrued employee benefits	(18)	(418)
Deferred income tax benefit	—	(353)
Changes in assets and liabilities:
Accounts payable	323	(744)
Receivables	(306)	1,079
Inventories	(6)	(39)
Other operating activities	(231)	175
Total cash flows provided by operating activities	612	823
Cash flows from investing activities:
Capital expenditures	(295)	(355)
Proceeds from sales of property, plant, and equipment	105	122
Other investing activities	(31)	(48)
Total cash flows used in investing activities	(221)	(281)
Cash flows from financing activities:
Payments on long-term borrowings	(192)	(1,653)
Dividends to shareholders	(80)	(198)
Proceeds from issuance of long-term debt, net	—	994
Stock repurchase program	—	(100)
Other financing activities	4	20
Total cash flows used in financing activities	(268)	(937)
Effect of exchange rate changes on cash	(28)	(62)
Increase (decrease) in cash and equivalents	95	(457)
Cash and equivalents at beginning of period	2,563	2,268
Cash and equivalents at end of period	$2,658	$1,811
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$261	$258
Income taxes	$123	$197
See notes to condensed consolidated financial statements.

HAL Q2 2021 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2021 and the results of our operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and six months ended June 30, 2021 may not be indicative of results for the full year.

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

HAL Q2 2021 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2021	2020	2021	2020
Revenue:
Completion and Production	$2,048	$1,672	$3,918	$4,634
Drilling and Evaluation	1,659	1,524	3,240	3,599
Total revenue	$3,707	$3,196	$7,158	$8,233
Operating income (loss):
Completion and Production	$317	$159	$569	$504
Drilling and Evaluation	175	127	346	344
Total operations	492	286	915	848
Corporate and other (a)	(58)	(50)	(111)	(110)
Impairments and other charges (b)	—	(2,147)	—	(3,220)
Total operating income (loss)	$434	$(1,911)	$804	$(2,482)
Interest expense, net of interest income	(120)	(124)	(245)	(258)
Loss on early extinguishment of debt (c)	—	—	—	(168)
Other, net	(19)	(48)	(41)	(71)
Income (loss) before income taxes	$295	$(2,083)	$518	$(2,979)
(a) Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b) For the three and six months ended June 30, 2020, amount includes approximately $1.4 billion and $2.1 billion attributable to Completion and Production, $770 million and $1.0 billion attributable to Drilling and Evaluation, and $25 million and $41 million attributable to Corporate and other, respectively.
(c) For the six months ended June 30, 2020, amount includes a $168 million loss on extinguishment of debt related to the early repurchase of senior notes.

Note 3. Revenue

Revenue is recognized based on the transfer of control or our customers' ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. Most of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers' ability and intention to pay, which is based on a variety of factors, including our historical payment experience with, and the financial condition of, our customers. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 40% and 41% of our consolidated revenue was from the United States for the six months ended June 30, 2021 and 2020, respectively. No other country accounted for more than 10% of our revenue.

HAL Q2 2021 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended June 30		Six Months Ended June 30
Revenue by segment:	2021	2020	2021	2020
Completion and Production	$2,048	$1,672	$3,918	$4,634
Drilling and Evaluation	1,659	1,524	3,240	3,599
Total revenue	$3,707	$3,196	$7,158	$8,233
Revenue by geographic region:
North America	$1,569	$1,049	$2,973	$3,509
Latin America	534	346	1,069	862
Europe/Africa/CIS	679	691	1,313	1,522
Middle East/Asia	925	1,110	1,803	2,340
Total revenue	$3,707	$3,196	$7,158	$8,233

Contract balances
We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of receivables and deferred revenue. Deferred revenue represents advance consideration received from customers for contracts where revenue is recognized on future performance of service. Deferred revenue, as well as revenue recognized during the period relating to amounts included as deferred revenue at the beginning of the period, were not material to our condensed consolidated financial statements.

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

Receivables
Our receivables from customers in the United States accounted for approximately 32% of total receivables as of both June 30, 2021 and December 31, 2020. Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of June 30, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

Although the market environment has been improving, we continue to have risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit agency ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q2 2021 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2021	December 31, 2020
Finished products and parts	$1,351	$1,330
Raw materials and supplies	924	952
Work in process	80	67
Total	$2,355	$2,349

Note 5. Debt

We repaid the $185 million principal balance of our 8.75% senior debentures when they matured in February of 2021. On July 1, 2021, we announced that we will redeem the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par on August 15, 2021. The redemption price for the notes will consist of 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest on the notes, if any, up to, but excluding, the redemption date. We plan to use cash on hand to fund the redemption of the notes.

HAL Q2 2021 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 6. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2021 and June 30, 2020, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	170	—	1	171
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans (a)	—	34	144	(112)	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	$2,666	$34	$(5,877)	$8,709	$(362)	$9	$5,179
Comprehensive income (loss):
Net income	—	—	—	227	—	3	230
Other comprehensive income	—	—	—	—	2	—	2
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	—	(8)	69	—	—	—	61
Other	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	$2,666	$26	$(5,808)	$8,896	$(360)	$9	$5,429
(a) In January of 2021, we issued common stock from treasury shares for the employee stock purchase plan and for restricted stock grants. As a result, additional paid in capital in January of 2021 was reduced below zero, which resulted in a reduction of retained earnings by $112 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

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

Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three and six months ended June 30, 2021. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2021. From the inception of this program in February of 2006 through June 30, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.
HAL Q2 2021 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2021	December 31, 2020
Defined benefit and other postretirement liability adjustments	$(225)	$(226)
Cumulative translation adjustments	(84)	(83)
Other	(51)	(53)
Total accumulated other comprehensive loss	$(360)	$(362)

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

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2021	2020	2021	2020
Basic weighted average common shares outstanding	890	877	889	877
Dilutive effect of awards granted under our stock incentive plans	—	—	—	—
Diluted weighted average common shares outstanding	890	877	889	877

Antidilutive shares:
Options with exercise price greater than the average market price	22	27	22	27
Options which are antidilutive due to net loss position	—	1	—	2
Total antidilutive shares	22	28	22	29

Note 9. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

HAL Q2 2021 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2021				December 31, 2020
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$11,096	$531	$11,627	$9,639	$10,856	$700	$11,556	$9,827

In the first half of 2021, the fair value of our debt increased as a result of lower yields, driven by decreased credit spreads, the effect of which was partially offset by the repayment of senior debentures. The carrying value of our debt decreased as a result of the repayment of senior debentures. See Note 5 for further information.

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

HAL Q2 2021 FORM 10-Q | 11

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

The following charts depict the company's revenue split between our two operating segments and our four primary geographic regions for the quarter ended June 30, 2021.

HAL Q2 2021 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
COVID-19 pandemic and market conditions update
The oil and gas industry continues to recover from the impacts of the COVID-19 pandemic. Demand for oil has increased globally as the world continues to reopen and global vaccine distribution continues. West Texas Intermediate (WTI) oil prices have recovered to pre-pandemic levels, averaging approximately $66 per barrel during the second quarter of 2021. The U.S. land average rig count continues to be well below pre-pandemic levels, but rose 16% in the second quarter of 2021 compared to the first quarter of 2021. The Brent crude oil price averaged almost $69 per barrel during the second quarter of 2021 and the international average rig count increased 5% as compared to the first quarter of 2021. Even though COVID-19 cases are escalating in a number of countries and the potential for new lockdowns and other mitigation efforts remains a key risk for oil demand, with economic growth, increased availability of the vaccine, and the easing of social distancing measures, we believe that global oil demand will continue increasing in the second half of 2021 and into 2022.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of 2020 and 2021.

During the second quarter of 2021, we generated total company revenue of $3.7 billion, a 16% increase as compared to the second quarter of 2020. We reported operating income of $434 million during the second quarter of 2021. This compares to an operating loss of $1.9 billion during the second quarter of 2020 that included $2.1 billion of impairments and other charges. Our Completion and Production segment revenue increased 22% in the second quarter of 2021 as compared to the second quarter of 2020, primarily due to increased pressure pumping services in North America land. Our Drilling and Evaluation segment revenue increased 9% in the second quarter of 2021 as compared to the second quarter of 2020, driven primarily by improvements in drilling-related services activity in the Western Hemisphere. Operating margins in both of our operating segments improved in the second quarter of 2021 as compared to the second quarter of 2020 on higher utilization and operating leverage.

Revenue in our international markets was essentially flat in the second quarter of 2021, as compared to the second quarter of 2020, primarily driven by the continued decrease of activity from pre-pandemic levels across multiple product service lines in Middle East/Asia, offset by improvements in most product service lines in Latin America, particularly Argentina.

In North America, our revenue increased 50% in the second quarter of 2021, as compared to the second quarter of 2020, driven by increased pressure pumping services in North America land, as well as most other product service lines. Both of our segments' revenue increased in the second quarter of 2021 compared to the second quarter of 2020, outperforming the approximately 16% increase in the average U.S. land rig count for the same period.

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements, using innovation and technology to reduce the environmental impact of producing oil and gas. We are also continuing to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs, our energy transition accelerator, announced its inaugural group of participating companies in the first quarter of 2021 and recently announced four additional participating companies.

HAL Q2 2021 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”

HAL Q2 2021 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had $2.7 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at December 31, 2020.

Significant sources and uses of cash during the first six months of 2021
Sources of cash:
•Cash flows from operating activities were $612 million. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $11 million.

Uses of cash:
•In February of 2021, we repaid the $185 million principal balance of our 8.75% senior debentures that matured.
•Capital expenditures were $295 million, a decrease of 17% from the first six months of 2020, as we adjusted to market conditions.
•We paid $80 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which allows flexibility to increase or decrease our capital expenditures based on market conditions. We expect capital spending for the full year 2021 will be approximately 5-6% of revenue. We believe this level of spend will allow us to invest in accordance with our key strategic priorities, while continuing to rationalize our business to market conditions. We intend to continue to maintain capital discipline, monitor the rapidly changing market dynamics, and adjust capital spending accordingly.

On July 1, 2021, we announced that we will redeem the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par on August 15, 2021. We expect to pay for the redemption out of cash on hand.

Our quarterly dividend rate is $0.045 per common share, or approximately $40 million. We will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of debt reduction and, as market conditions evolve, reinvesting in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred during the second quarter of 2021 under this program. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2021 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2021, we had $2.7 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe we have a manageable debt maturity profile, with approximately $2.1 billion coming due through 2026, including $500 million we will redeem early in August of 2021. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a negative outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
HAL Q2 2021 FORM 10-Q | 15

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

Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of June 30, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had any material write-offs due to collectability of receivables from this customer.

HAL Q2 2021 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2021, based upon the location of the services provided and products sold, 40% of our consolidated revenue was from the United States, compared to 41% of consolidated revenue from the United States in the first six months of 2020. No other country accounted for more than 10% of our revenue.

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

Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic and efforts to mitigate its effect had a substantial negative impact on the global economy and demand for oil. As discussed earlier, although there are signs of improvement in many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates in certain areas remains a key risk for oil demand.

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

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended June 30		Year Ended December 31
	2021	2020	2020
Oil price - WTI (1)	$66.09	$27.81	$39.23
Oil price - Brent (1)	68.83	29.34	41.76
Natural gas price - Henry Hub (2)	2.94	1.71	2.04
(1) Oil price measured in dollars per barrel. (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2021	2020	2021	2020	2020
U.S. Land	438	379	409	570	418
U.S. Offshore	12	13	15	18	15
Canada	72	25	107	110	89
North America	522	417	531	698	522
International	734	834	716	954	825
Worldwide total	1,256	1,251	1,247	1,652	1,347

HAL Q2 2021 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
In the United States Energy Information Administration (EIA) July 2021 "Short Term Energy Outlook," the EIA projects WTI prices to average $71 per barrel in the third quarter of 2021, and $66 per barrel for the full year 2021, with a further decrease to $63 per barrel in 2022 as OPEC+ eases output cuts and non-OPEC countries boost their output to fill the demand gap. Brent oil prices averaged $73 per barrel in June of 2021, up $5 per barrel from May of 2021 and $33 per barrel higher than in June of 2020. Brent oil prices are forecasted to average $67 per barrel in 2022.

The Henry Hub natural gas price averaged $2.94 per MMBtu in the second quarter of 2021 as compared to $1.71 per MMBtu in the second quarter of 2020, an increase of $1.23 per MMBtu, or 72%. The EIA July 2021 “Short Term Energy Outlook” projects Henry Hub natural gas prices to remain above $3.00 per MMBtu for the rest of 2021 and to average $3.22 per MMBtu for the full year 2021, and $3.00 per MMBtu in 2022, as U.S. natural gas production increases and export growth slows.

COVID-19 and its variants create market volatility because of uncertainty and risk of COVID-19 causing further potential decreases in worldwide oil demand and resultant over-supply. But balanced against this volatility, we believe that global oil demand will continue increasing in the second half of 2021 and into 2022 as the world continues to reopen as lockdowns lift, vaccines become more readily available, social distancing measures ease, and the world economies reopen to local business, trade, travel, and overall increased activity.

The IEA July 2021 "Oil Market Report" forecasts global oil demand to reach 96.4 million barrels per day in 2021, an increase of 5.3 million barrels per day from 2020. In April of 2020, OPEC+ agreed to cut crude oil production of about 10 million barrels per day as it faced a pandemic-induced crash in oil prices. In July of 2021, OPEC+ agreed to phase out the remaining 5.8 million barrels per day of oil production cuts as commodity prices reached their highest levels in more than two years. According to the deal, overall OPEC+ production would increase by 400,000 barrels per day on a monthly basis beginning in August of 2021. In North America, we believe activity increases will continue, with drilling outpacing completions as operators build up well inventory for 2022. The EIA projects crude oil production in the United States will average 11.1 million barrels per day in 2021, a 2% decrease from 2020, and to average 11.9 million barrels per day in 2022. As OPEC+ spare capacity returns to normalized levels over the next year, both international and U.S. production will likely increase, although not above pre-pandemic levels.

HAL Q2 2021 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)

RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenue:	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$2,048	$1,672	$376	22%
Drilling and Evaluation	1,659	1,524	135	9
Total revenue	$3,707	$3,196	$511	16%

By geographic region:
North America	$1,569	$1,049	$520	50%
Latin America	534	346	188	54
Europe/Africa/CIS	679	691	(12)	(2)
Middle East/Asia	925	1,110	(185)	(17)
Total revenue	$3,707	$3,196	$511	16%

Operating income (loss):	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$317	$159	$158	99%
Drilling and Evaluation	175	127	48	38
Total	492	286	206	72
Corporate and other	(58)	(50)	(8)	(16)
Impairments and other charges	—	(2,147)	2,147	n/m
Total operating income (loss)	$434	$(1,911)	$2,345	n/m
n/m = not meaningful

Consolidated revenue was $3.7 billion in the second quarter of 2021, an increase of $511 million, or 16%, as compared to the second quarter of 2020. Consolidated operating income was $434 million during the second quarter of 2021, a $2.3 billion increase from an operating loss of $1.9 billion during the second quarter of 2020. The increase in revenue was primarily driven by higher activity and pricing for pressure pumping services, drilling-related services, wireline services, well intervention services, and completion tools sales in North America land and Latin America, as well as additional artificial lift activity in North America land and pipeline services in the Eastern Hemisphere. Partially offsetting these increases were lower well construction and stimulation services, wireline activity, and testing services in Middle East/Asia, decreased completion tools sales and stimulation activity in the Gulf of Mexico and Canada, along with reduced completion tools sales and project management activity in the Eastern Hemisphere. The increase in operating income was due in part to the negative impact on second quarter 2020 operating income from $2.1 billion of impairments and other charges that were included in the results of that quarter, together with higher utilization and operating leverage in North America land and Latin America during the second quarter of 2021. Revenue from North America was 42% of consolidated revenue in the second quarter of 2021 compared to 33% of consolidated revenue in the second quarter of 2020.

Operating Segments

Completion and Production
Completion and Production revenue in the second quarter of 2021 was $2.0 billion, an increase of $376 million, or 22%, when compared to the second quarter of 2020, while operating income was $317 million, an increase of $158 million, or 99%. These results were primarily due to an increase in pressure pumping services, as well as most other product service lines in North America land, and additional pressure pumping services in Argentina, Europe/Africa/CIS, and Mexico. Pipeline services also improved in China and the United Kingdom, along with higher well intervention services in Brazil, Colombia, and Argentina. Partially offsetting the overall increase were decreased completion tools sales in the Eastern Hemisphere and the Gulf of Mexico, and lower pressure pumping services in Middle East/Asia, the Gulf of Mexico, and Canada.

HAL Q2 2021 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)
Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2021 was $1.7 billion, an increase of $135 million, or 9% when compared to the second quarter of 2020, while operating income was $175 million, an increase of $48 million, or 38%. These results were primarily driven by increases in drilling-related services, wireline activity, project management activity, and testing services in the Western Hemisphere, along with higher drilling services in Australia and the United Kingdom, and higher testing services in Algeria. Partially offsetting the overall increases were decreases across multiple product service lines in Saudi Arabia, lower drilling-related services in Indonesia, Russia, Kuwait, and Egypt, plus lower project management activity in Iraq and India. Also driving decreases were lower fluid services in Norway, decreased drilling services in Azerbaijan and China, and lower wireline activity in Malaysia.

Geographic Regions

North America
North America revenue in the second quarter of 2021 was $1.6 billion, a 50% increase compared to the second quarter of 2020. This increase was primarily due to higher stimulation activity, well construction services, artificial lift and wireline activity, completion tools sales in North America land, as well as increased drilling services in Canada. Partially offsetting these increases were lower completion tools sales and stimulation activity in the Gulf of Mexico and Canada.

Latin America
Latin America revenue in the second quarter of 2021 was $534 million, a 54% increase compared to the second quarter of 2020, resulting from increased activity across multiple product service lines in Argentina, Colombia, and Mexico, fluid services in Guyana, and drilling-related and well intervention services in Brazil. Partially offsetting these increases were reduced completion tools sales in the Caribbean.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2021 was $679 million, a 2% decrease compared to the second quarter of 2020, resulting primarily from decreased completion tools sales in Russia, the United Kingdom and Azerbaijan, lower fluid services in Norway, and lower well construction services in Russia. Also declining were drilling-related services in Egypt and drilling services in Azerbaijan. Partially offsetting these declines were higher stimulation activity in Africa, additional drilling-related and well intervention services in the United Kingdom, increased testing services in Algeria, plus higher completion tools sales in Norway and Angola, as well as improved cementing activity in Norway.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2021 was $925 million, a 17% decrease compared to the second quarter of 2020, largely resulting from a decline in activity across multiple product service lines in Saudi Arabia and Iraq, together with lower well construction services in Indonesia, Kuwait, Malaysia, and the United Arab Emirates, as well as decreased project management activity in Iraq and India. Also, completion tools sales fell across the region and pressure pumping services in Australia decreased. Partially offsetting these declines were higher pipeline services in China, additional drilling-related services in Australia, and higher fluid services in Qatar.

Nonoperating Items

Effective tax rate. During the three months ended June 30, 2021, we recorded a total income tax provision of $65 million on a pre-tax income of $295 million, resulting in an effective tax rate of 22.0% for the quarter. During the three months ended June 30, 2020, we recorded a total income tax benefit of $402 million on a pre-tax loss of $2.1 billion, resulting in an effective tax rate of 19.3%.

HAL Q2 2021 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (YTD)

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Revenue:	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$3,918	$4,634	$(716)	(15)%
Drilling and Evaluation	3,240	3,599	(359)	(10)
Total revenue	$7,158	$8,233	$(1,075)	(13)%

By geographic region:
North America	$2,973	$3,509	$(536)	(15)%
Latin America	1,069	862	207	24
Europe/Africa/CIS	1,313	1,522	(209)	(14)
Middle East/Asia	1,803	2,340	(537)	(23)
Total revenue	$7,158	$8,233	$(1,075)	(13)%

Operating income (loss):	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$569	$504	$65	13%
Drilling and Evaluation	346	344	2	1
Total	915	848	67	8
Corporate and other	(111)	(110)	(1)	(1)
Impairments and other charges	—	(3,220)	3,220	n/m
Total operating income (loss)	$804	$(2,482)	$3,286	n/m
n/m = not meaningful

Consolidated revenue was $7.2 billion in the first six months of 2021, a decrease of $1.1 billion, or 13%, as compared to the first six months of 2020. We reported operating income of $804 million in the first six months of 2021 compared to an operating loss of $2.5 billion during the first six months of 2020. The decrease in revenue was primarily driven by lower activity and pricing associated with pressure pumping services, drilling-related services, completion tools sales, wireline activity, as well as lower project management activity. Operating results in the first six months of 2020 included $3.2 billion of impairments and other charges and the first six months of 2021 had higher utilization and operating leverage in North America land and Latin America. Revenue from North America was 42% of consolidated revenue in the first six months of 2021, compared to 43% of consolidated revenue in the first six months of 2020.

Operating Segments

Completion and Production
Completion and Production revenue in the first six months of 2021 was $3.9 billion, a decrease of $716 million, or 15%, compared to the first six months of 2020. This decrease was primarily driven by a decline in pressure pumping services, primarily in North America and Middle East/Asia, coupled with lower completion tools sales globally. Partially offsetting these decreases were increased pressure pumping services and well intervention services in Latin America, and higher pipeline services in Middle East/Asia. Operating income in the first six months of 2021 was $569 million, an increase of $65 million, or 13%, compared to the first six months of 2020, mainly driven by higher utilization for pressure pumping in North America land and Latin America, increased well intervention services in Latin America and Middle East/Asia, along with pipeline services in the Eastern Hemisphere. Partially offsetting operating income increases were lower completion tools sales in the Eastern Hemisphere, the Gulf of Mexico, and Canada, as well as decreased cementing activity in Middle East/Asia.

HAL Q2 2021 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (YTD)
Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2021 was $3.2 billion, a decrease of $359 million, or 10%, compared to the first six months of 2020, primarily related to reduced drilling-related services, wireline activity, and testing services in the Eastern Hemisphere and North America land, coupled with decreased project management activity in Iraq, India, Saudi Arabia, and Europe/Africa/CIS. Also, software sales declined globally. Partially offsetting these decreases were increased fluid services in the Caribbean, improved drilling-related services and wireline activity in Brazil and Argentina, and increased project management activity in Mexico. Operating income in the first six months of 2021 was $346 million, essentially flat compared to the first six months of 2020 showing improved margins related to project management activity in India and Saudi Arabia, as well as higher profitability for drilling-related services in the Western Hemisphere. Offsetting these operating income improvements were lower drilling-related services and wireline activity in the Eastern Hemisphere along with reduced software sales globally.

Geographic Regions

North America
North America revenue in the first six months of 2021 was $3.0 billion, a 15% decrease compared to the first six months of 2020, driven by lower activity and pricing across the region, primarily associated with pressure pumping services, completion tools sales, wireline activity, and drilling-related services. Artificial lift activity had a small increase in North America land and project management activity increased in the Gulf of Mexico.

Latin America
Latin America revenue in the first six months of 2021 was $1.1 billion, a 24% increase compared to the first six months of 2020, resulting primarily from an increase in stimulation activity, well construction services, wireline activity, completion tools sales, and testing services in Argentina, coupled with increased fluid services in the Caribbean. Also improving were stimulation activity, completion tools sales, and project management activity in Mexico, along with well intervention services in Argentina, Brazil, and Colombia. Partially offsetting these increases were lower completion tools sales in the Caribbean and Brazil, reduced wireline activity and fluids services in Mexico, along with reduced software sales.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2021 was $1.3 billion, a 14% decrease from the first six months of 2020, driven by a decrease in well construction services, mainly in Russia, Nigeria, and Egypt, coupled with reductions in completion tools sales and wireline activity across the region. Also decreasing were well intervention services in Algeria and Nigeria, and project management activity in Russia and Algeria. These declines were partially offset by an increase in completion tools sales, pipeline services, and cementing activity in the North Sea, and testing services in Algeria, plus a slight improvement in stimulation activity across the region.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2021 was $1.8 billion, a 23% decrease from the first six months of 2020, resulting primarily from reduced activity across multiple product service lines in Saudi Arabia, lower well construction services and completion tool sales across the region, and reduced project management activity in Iraq and India, along with a decrease in wireline activity in Malaysia and the United Arab Emirates. Partially offsetting these decreases were improved pipeline services in China and Indonesia, along with higher stimulation activity and completion tools sales in Kuwait.

Nonoperating Items

Effective tax rate. During the six months ended June 30, 2021, we recorded a total income tax provision of $117 million on a pre-tax income of $518 million, resulting in an effective tax rate of 22.6%. During the six months ended June 30, 2020, we recorded a total income tax benefit of $283 million on pre-tax loss of $3.0 billion, resulting in an effective tax rate of 9.5%. The unusual rate was largely the result of recording a valuation allowance against certain deferred tax assets in the first quarter of 2020, primarily due to the unprecedented disruption in the oil and gas industry.

HAL Q2 2021 FORM 10-Q | 22

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q2 2021 FORM 10-Q | 23

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 7 to the condensed consolidated financial statements.

HAL Q2 2021 FORM 10-Q | 24

Table of Contents	Part II. Item 1(a) | Risk Factors
Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2021, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
HAL Q2 2021 FORM 10-Q | 25

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	22,539	$20.10	—	$5,100,008,081
May 1 - 31	271,572	$22.23	—	$5,100,008,081
June 1 - 30	243,080	$23.11	—	$5,100,008,081
Total	537,191	$22.54	—

(a)    All of the 537,191 shares purchased during the three-month period ended June 30, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(b)    Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2021. From the inception of this program in February of 2006 through June 30, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion. We did not repurchase any shares under this program during the three months ended June 30, 2021.

HAL Q2 2021 FORM 10-Q | 26

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

HAL Q2 2021 FORM 10-Q | 27

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

†	10.1
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 6, 2021, File No. 001-03492).

†	10.2
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix B of Halliburton's proxy statement filed April 6, 2021, File No. 001-03492).

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

HAL Q2 2021 FORM 10-Q | 28

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 23, 2021

HAL Q2 2021 FORM 10-Q | 29