Form 10-Q
period 2021-09-30
HALLIBURTON CO
filed 2021-10-22
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______
Commission File Number 001-03492

HALLIBURTON COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-2677995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 North Sam Houston Parkway East,	Houston,	Texas	77032
(Address of principal executive offices)			(Zip Code)
(281) 871-2699
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2.50 per share	HAL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
As of October 15, 2021, there were 895,116,136 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2021	2020	2021	2020
Revenue:
Services	$2,802	$2,068	$7,948	$7,940
Product sales	1,058	907	3,070	3,268
Total revenue	3,860	2,975	11,018	11,208
Operating costs and expenses:
Cost of services	2,467	1,904	7,088	7,394
Cost of sales	889	755	2,523	2,663
Impairments and other charges	12	133	12	3,353
General and administrative	46	41	145	138
Total operating costs and expenses	3,414	2,833	9,768	13,548
Operating income (loss)	446	142	1,250	(2,340)
Interest expense, net of interest income of $15, $11, $39, and $28	(116)	(122)	(361)	(380)
Loss on early extinguishment of debt	—	—	—	(168)
Other, net	(14)	(21)	(55)	(92)
Income (loss) before income taxes	316	(1)	834	(2,980)
Income tax benefit (provision)	(76)	(18)	(193)	265
Net income (loss)	$240	$(19)	$641	$(2,715)
Net (income) loss attributable to noncontrolling interest	(4)	2	(8)	5
Net income (loss) attributable to company	$236	$(17)	$633	$(2,710)

Basic and diluted net income (loss) per share	$0.26	$(0.02)	$0.71	$(3.08)
Basic and diluted weighted average common shares outstanding	894	882	891	879
See notes to condensed consolidated financial statements.
HAL Q3 2021 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2021	2020	2021	2020
Net income (loss)	$240	$(19)	$641	$(2,715)
Other comprehensive income, net of income taxes	—	2	2	22
Comprehensive income (loss)	$240	$(17)	$643	$(2,693)
Comprehensive (income) loss attributable to noncontrolling interest	(4)	1	(8)	4
Comprehensive income (loss) attributable to company shareholders	$236	$(16)	$635	$(2,689)
See notes to condensed consolidated financial statements.

HAL Q3 2021 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and equivalents	$2,632	$2,563
Receivables (net of allowances for credit losses of $765 and $824)	3,525	3,071
Inventories	2,354	2,349
Other current assets	920	1,492
Total current assets	9,431	9,475
Property, plant, and equipment (net of accumulated depreciation of $11,377 and $11,039)	4,235	4,325
Goodwill	2,841	2,804
Deferred income taxes	2,149	2,166
Operating lease right-of-use assets	984	786
Other assets	1,385	1,124
Total assets	$21,025	$20,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,011	$1,573
Accrued employee compensation and benefits	583	517
Current portion of operating lease liabilities	258	251
Current maturities of long-term debt	11	695
Other current liabilities	1,083	1,385
Total current liabilities	3,946	4,421
Long-term debt	9,125	9,132
Operating lease liabilities	907	758
Employee compensation and benefits	547	562
Other liabilities	807	824
Total liabilities	15,332	15,697
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,666	2,666
Paid-in capital in excess of par value	24	—
Accumulated other comprehensive loss	(360)	(362)
Retained earnings	8,927	8,691
Treasury stock, at cost (172 and 181 shares)	(5,576)	(6,021)
Company shareholders’ equity	5,681	4,974
Noncontrolling interest in consolidated subsidiaries	12	9
Total shareholders’ equity	5,693	4,983
Total liabilities and shareholders’ equity	$21,025	$20,680
See notes to condensed consolidated financial statements.

HAL Q3 2021 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income (loss)	$641	$(2,715)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion, and amortization	673	829
Accrued employee benefits	22	(494)
Impairments and other charges	12	3,353
Deferred income tax benefit	11	(380)
Changes in assets and liabilities:
Accounts payable	448	(933)
Receivables	(364)	1,294
Inventories	(3)	115
Other operating activities	(211)	174
Total cash flows provided by operating activities	1,229	1,243
Cash flows from investing activities:
Capital expenditures	(483)	(510)
Proceeds from sales of property, plant, and equipment	145	199
Proceeds from a structured real estate transaction	87	—
Other investing activities	(57)	(33)
Total cash flows used in investing activities	(308)	(344)
Cash flows from financing activities:
Payments on long-term borrowings	(696)	(1,653)
Dividends to shareholders	(121)	(238)
Proceeds from issuance of long-term debt, net	—	994
Stock repurchase program	—	(100)
Other financing activities	7	25
Total cash flows used in financing activities	(810)	(972)
Effect of exchange rate changes on cash	(42)	(80)
Increase (decrease) in cash and equivalents	69	(153)
Cash and equivalents at beginning of period	2,563	2,268
Cash and equivalents at end of period	$2,632	$2,115
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$402	$396
Income taxes	$157	$256
See notes to condensed consolidated financial statements.

HAL Q3 2021 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2021 and the results of our operations for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and nine months ended September 30, 2021 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The following table presents various pre-tax charges we recorded during the three and nine months ended September 30, 2021 and 2020, which are reflected within "Impairments and other charges" on our condensed consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2021	2020	2021	2020
Catch-up depreciation	$36	$—	$36	$—
Severance costs	15	83	15	356
Long-lived asset impairments	—	31	—	2,299
Inventory costs and write-downs	—	11	—	505
Gain on real estate transaction	(74)	—	(74)	—
Other	35	8	35	193
Total impairments and other charges	$12	$133	$12	$3,353

Of the $12 million net charges recorded during the three months ended September 30, 2021, a $42 million charge was attributable to our Completion and Production segment, a $9 million charge was attributable to our Drilling and Evaluation segment, and a $39 million net gain was attributable to Corporate and other.
HAL Q3 2021 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

In the third quarter of 2021, we decided to discontinue the proposed sale of our Pipeline and Process Services business and as a result recorded a $36 million charge for accumulated unrecognized depreciation and amortization expense during the period the associated assets were classified as held for sale. We have reclassified this business to assets held and used in the accompanying condensed consolidated balance sheet as of September 30, 2021. Beginning October 1, 2021, all depreciation and amortization expense associated with this business will be included in operating costs and expenses on our condensed consolidated statements of operations.

During the third quarter of 2021, we finalized a previously communicated structured transaction relating to most of our owned U.S. real estate. As a result of the transaction, we derecognized $358 million of assets previously held for sale included in Other current assets and recognized an investment in an unconsolidated subsidiary of $349 million included in Other Assets, which resulted in a gain of $74 million. We have elected to account for our investment under the fair value option using an income approach. We believe the election of the fair value option aligns the accounting treatment with our interest in the real estate held by the unconsolidated subsidiary. As part of the transaction, we completed the sale-leaseback of the same U.S. real estate which resulted in an increase of our operating right-of-use assets and operating lease liabilities of $276 million and we received gross cash proceeds of $87 million. Pursuant to a master lease agreement, the properties are subject to initial lease terms of either twelve or fifteen years and we have the option to extend the term on each property for two additional terms of five years each thereafter and the rent payments are subject to an annual rent escalator of 1.35%.

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2021	2020	2021	2020
Revenue:
Completion and Production	$2,136	$1,574	$6,054	$6,029
Drilling and Evaluation	1,724	1,401	4,964	5,179
Total revenue	$3,860	$2,975	$11,018	$11,208
Operating income (loss):
Completion and Production	$322	$212	$891	$713
Drilling and Evaluation	186	105	532	452
Total operations	508	317	1,423	1,165
Corporate and other (a)	(50)	(42)	(161)	(152)
Impairments and other charges (b)	(12)	(133)	(12)	(3,353)
Total operating income (loss)	$446	$142	$1,250	$(2,340)
Interest expense, net of interest income	(116)	(122)	(361)	(380)
Loss on early extinguishment of debt (c)	—	—	—	(168)
Other, net	(14)	(21)	(55)	(92)
Income (loss) before income taxes	$316	$(1)	$834	$(2,980)

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three and nine months ended September 30, 2021, amount includes a $42 million charge attributable to Completions and Production, a $9 million charge attributable to Drilling and Evaluation, and a $39 million net gain attributable to Corporate and other. For the three and nine months ended September 30, 2020, amount includes $90 million and $2.1 billion attributable to Completion and Production, $40 million and $1.2 billion attributable to Drilling and Evaluation, and $3 million and $44 million attributable to Corporate and other, respectively.

(c)	For the nine months ended September 30, 2020, amount includes a $168 million loss on extinguishment of debt related to the early repurchase of senior notes.

HAL Q3 2021 FORM 10-Q | 6

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 40% and 38% of our consolidated revenue was from the United States for the nine months ended September 30, 2021 and 2020, respectively. No other country accounted for more than 10% of our revenue.

The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended September 30		Nine Months Ended September 30
Revenue by segment:	2021	2020	2021	2020
Completion and Production	$2,136	$1,574	$6,054	$6,029
Drilling and Evaluation	1,724	1,401	4,964	5,179
Total revenue	$3,860	$2,975	$11,018	$11,208
Revenue by geographic region:
North America	$1,615	$984	$4,588	$4,493
Latin America	624	380	1,693	1,242
Europe/Africa/CIS	676	649	1,989	2,171
Middle East/Asia	945	962	2,748	3,302
Total revenue	$3,860	$2,975	$11,018	$11,208

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

HAL Q3 2021 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of September 30, 2021, 27% of total receivables were from customers in the United States. As of December 31, 2020, 32% of total receivables were from customers in the United States. Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of September 30, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

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

Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2021	December 31, 2020
Finished products and parts	$1,398	$1,330
Raw materials and supplies	870	952
Work in process	86	67
Total	$2,354	$2,349
Note 6. Debt

We repaid the $185 million principal balance of our 8.75% senior debentures when they matured in February of 2021. In August of 2021, we redeemed the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par. The redemption price for the notes consisted of 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest on the notes. We used cash on hand to fund the redemption of the debentures and notes.

HAL Q3 2021 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2021 and September 30, 2020, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	170	—	1	171
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans (a)	—	34	144	(112)	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	$2,666	$34	$(5,877)	$8,709	$(362)	$9	$5,179
Comprehensive income (loss):
Net income	—	—	—	227	—	3	230
Other comprehensive income	—	—	—	—	2	—	2
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	—	(8)	69	—	—	—	61
Other	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	$2,666	$26	$(5,808)	$8,896	$(360)	$9	$5,429
Comprehensive income (loss):
Net income	—	—	—	236	—	4	240
Cash dividends ($0.045 per share)	—	—	—	(41)	—	—	(41)
Stock plans (a)	—	(2)	232	(164)	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at September 30, 2021	$2,666	$24	$(5,576)	$8,927	$(360)	$12	$5,693

(a)
In January and July of 2021, we issued common stock from treasury shares for the employee stock purchase plan and for restricted stock grants. As a result, additional paid in capital in January and July of 2021 were reduced below zero, which resulted in a reduction of retained earnings by $112 million and $164 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q3 2021 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,017)	—	2	(1,015)
Other comprehensive income	—	—	—	—	11	—	11
Cash dividends ($0.18 per share)	—	—	—	(158)	—	—	(158)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans	—	(33)	115	—	—	—	82
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	$2,669	$110	$(6,412)	$10,814	$(351)	$13	$6,843
Comprehensive income (loss):
Net loss	—	—	—	(1,676)	—	(5)	(1,681)
Other comprehensive income	—	—	—	—	9	—	9
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans	(3)	15	54	—	—	—	66
Other	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	$2,666	$125	$(6,358)	$9,098	$(342)	$7	$5,196
Comprehensive income (loss):
Net loss	—	—	—	(17)	—	(2)	(19)
Other comprehensive income	—	—	—	—	2	—	2
Cash dividends ($0.045 per share)	—	—	—	(40)	—	—	(40)
Stock plans (a)	—	(102)	222	(54)	—	—	66
Other	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	$2,666	$23	$(6,136)	$8,987	$(340)	$3	$5,203

(a)
In July of 2020, we issued common stock from treasury shares for the employee stock purchase plan and for restricted stock grants. As a result, additional paid in capital in July of 2020 was reduced below zero, which resulted in a reduction of retained earnings by $54 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three and nine months ended September 30, 2021. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2021. From the inception of this program in February of 2006 through September 30, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2021	December 31, 2020
Defined benefit and other postretirement liability adjustments	$(224)	$(226)
Cumulative translation adjustments	(85)	(83)
Other	(51)	(53)
Total accumulated other comprehensive loss	$(360)	$(362)

HAL Q3 2021 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Commitments and Contingencies

We are subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, commercial, and tax-related matters, arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any litigation, claim or investigation, and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2021	2020	2021	2020
Basic weighted average common shares outstanding	894	882	891	879
Dilutive effect of awards granted under our stock incentive plans	—	—	—	—
Diluted weighted average common shares outstanding	894	882	891	879

Antidilutive shares:
Options with exercise price greater than the average market price	21	26	22	27
Options which are antidilutive due to net loss position	—	1	—	1
Total antidilutive shares	21	27	22	28

Note 10. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2021				December 31, 2020
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$10,896	$147	$11,043	$9,136	$10,856	$700	$11,556	$9,827

In the first nine months of 2021, the fair value of our debt decreased as a result of repayment of senior debentures and notes, the effect of which was partially offset by lower debt yields. The carrying value of our debt decreased as a result of the repayment of senior debentures and notes. See Note 6 for further information.

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
HAL Q3 2021 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when third party market transactions on our debt are executed. We have no debt categorized within level 3 on the fair value hierarchy.

HAL Q3 2021 FORM 10-Q | 12

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

Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We work to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Our strategic priorities are to:
-deliver profitable growth in our international business;
-maximize cash flows in our North America business;
-accelerate the deployment and integration of our digital technologies, both internally and with our customers;
-improve capital efficiency by advancing our technologies and making strategic choices that lower our capital expenditure profile; and
-actively participate in advancing a sustainable energy future.

The following charts depict revenue split between our two operating segments and our four primary geographic regions for the quarter ended September 30, 2021.
HAL Q3 2021 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions update and COVID-19 pandemic
The oil and gas industry continued to be impacted from shutdowns as a result of the COVID-19 pandemic, specifically in Asia. In spite of COVID-19 interruptions from mobility restrictions and daily precautions continuing to remain in place, business activity around the world has adjusted and continues to improve. West Texas Intermediate (WTI) oil prices have recovered to pre-pandemic levels, averaging approximately $71 per barrel during the third quarter of 2021. The U.S. land average rig count continues to be well below pre-pandemic levels, but it did rise 11% in the third quarter of 2021 compared to the second quarter of 2021. The Brent crude oil price averaged over $73 per barrel during the third quarter of 2021 and the international average rig count increased 5% as compared to the second quarter of 2021. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has improved. We believe that global oil demand will continue increasing in the fourth quarter of 2021 and into 2022.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of 2020 and 2021.

During the third quarter of 2021, we generated total company revenue of $3.9 billion, a 30% increase as compared to the third quarter of 2020. We reported operating income of $446 million during the third quarter of 2021 that included $12 million of special items. This compares to operating income of $142 million during the third quarter of 2020 which was impacted by $133 million of severance and other charges. Our Completion and Production segment revenue increased 36% in the third quarter of 2021 as compared to the third quarter of 2020, primarily due to increased pressure pumping services in North America land. Our Drilling and Evaluation segment revenue increased 23% in the third quarter of 2021 as compared to the third quarter of 2020, driven primarily by improvements in drilling-related services activity in the Western Hemisphere. Operating margins in both of our operating segments improved in the third quarter of 2021 as compared to the third quarter of 2020 on higher commodity prices driving increased activity, higher utilization, and better operating leverage from our structural cost reductions implemented during 2020.

In North America, our revenue increased 64% in the third quarter of 2021, as compared to the third quarter of 2020, driven by increased pressure pumping services in North America land, as well as increased activity in most other product service lines. Both of our segments' revenue increased over 50% in the third quarter of 2021 compared to the third quarter of 2020, while the average North America rig count more than doubled for the same period. Although the North America rig count is increasing, it is still below pre-pandemic levels.

Revenue in our international markets increased 13% in the third quarter of 2021, as compared to the third quarter of 2020, primarily driven by improvements in most product service lines in Latin America, particularly Argentina, drilling-related services, project management activity, and pipeline services in Middle East/Asia, and cementing and well intervention in Europe/Africa/CIS, partially offset by lower completion tool sales in the Eastern Hemisphere.
HAL Q3 2021 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements, using innovation and technology to reduce the environmental impact of producing oil and gas. As such, we are continuing to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs, our energy transition accelerator, announced its inaugural group of participating companies in the first quarter of 2021 and announced four additional participating companies in the third quarter of 2021, doubling the number of participating companies to eight.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”
HAL Q3 2021 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of both September 30, 2021 and December 31, 2020, we had $2.6 billion of cash and equivalents.

Significant sources and uses of cash during the first nine months of 2021
Sources of cash:
•Cash flows from operating activities were $1.2 billion. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $81 million.

Uses of cash:
•In February of 2021, we repaid the $185 million principal balance of our 8.75% senior debentures at maturity.
•In August of 2021, we redeemed the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par.
•Capital expenditures were $483 million, a decrease of 5% from the first nine months of 2020, as we adjusted to market conditions.
•We paid $121 million in dividends to our shareholders.

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
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred during the third quarter of 2021 under this program. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2021 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2021, we had $2.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe we have a manageable debt maturity profile, with approximately $1.6 billion coming due through 2026. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred.

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
HAL Q3 2021 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources

Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of September 30, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q3 2021 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2021, based upon the location of the services provided and products sold, 40% of our consolidated revenue was from the United States, compared to 38% of consolidated revenue from the United States in the first nine months of 2020. No other country accounted for more than 10% of our revenue.

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

Traditionally, the North America market recovers from downturns in the industry quicker than the international markets. We have started to see this play out as rig counts have recovered faster in 2021 in North America than internationally. We would expect to continue to see this dynamic in 2022.

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended September 30		Year Ended December 31
	2021	2020	2020
Oil price - WTI (1)	$70.62	$40.89	$39.23
Oil price - Brent (1)	73.47	42.96	41.76
Natural gas price - Henry Hub (2)	4.36	2.00	2.04

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
HAL Q3 2021 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2021	2020	2021	2020	2020
U.S. Land	485	242	435	460	418
U.S. Offshore	11	12	15	16	15
Canada	151	47	122	90	89
North America	647	301	572	566	522
International	772	731	735	880	825
Worldwide total	1,419	1,032	1,307	1,446	1,347

Business outlook
In the United States Energy Information Administration (EIA) October 2021 "Short Term Energy Outlook," the EIA projects WTI prices to average $78 per barrel in the fourth quarter of 2021, and $68 per barrel for the full year 2021 and 2022. The EIA's report projects Brent oil prices to average $81 per barrel in the fourth quarter of 2021, with a full year 2021 average of $71 per barrel, a rise of approximately $29 per barrel as compared to the full year 2020. The EIA's full year projection for 2022 is that Brent oil prices will average $72 per barrel.

The Henry Hub natural gas price averaged $4.36 per MMBtu in the third quarter of 2021 as compared to $2.00 per MMBtu in the third quarter of 2020, an increase of $2.36 per MMBtu. The EIA October 2021 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $4.17 per MMBtu for the full year 2021, and $4.01 per MMBtu in 2022.

The International Energy Agency's (IEA) October 2021 "Oil Market Report" forecasts global oil demand to reach 96.1 million barrels per day in 2021, an increase of 5.2 million barrels per day from 2020 and to rise by an additional 3.2 million barrels in 2022. The EIA projects crude oil production in the United States will average 11.0 million barrels per day in 2021, approximately a 3% decrease from 2020, and to average 11.7 million barrels per day in 2022, a 6% increase from 2021, as tight oil production rises in the United States. The EIA anticipates that production will grow in 2022 as a result of operators increasing rig counts, which are expected to more than offset production decline rates.

In spite of COVID-19 interruptions from mobility restrictions and daily precautions continuing to remain in place, business activity around the world has adjusted and continues to improve. We expect the balancing of global supply and demand to continue to tighten, resulting in a strong commodity price environment. In the international markets, activity increases continued in the third quarter of 2021 and we believe activity will accelerate into year-end. In North America, the bifurcation between publicly traded and private exploration and production (E&Ps) company activity continued in the third quarter of 2021. Publicly traded E&Ps generally remain committed to their spending plans for 2021, while private E&Ps, which operate about 60% of the U.S. land rig count, are generally increasing activity in an effort to continue to take advantage of a stronger commodity price environment. Drilled but uncompleted well counts (DUCs) in North America reached the lowest level since 2013, as operators depleted the surplus of DUCs accumulated in 2020. Next year we expect North America E&Ps to drill and complete more new wells to offset steep base decline rates and deliver production into the market. In North America, we expect moderate pricing and activity improvements in drilling and completions to drive further growth in the fourth quarter of 2021.

In 2022, we expect international activity momentum to accelerate and international pricing to move higher in certain geographies as a result of higher activity. While large tenders remain competitive, we are already seeing modest price increases on discrete work in underserved markets. In North America, we expect E&P spending to increase, including net pricing gains for not only our low-emissions equipment but also the rest of our fracturing fleet and for our drilling, cementing, drill bits, and artificial lift businesses.
HAL Q3 2021 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)

RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Revenue:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$2,136	$1,574	$562	36%
Drilling and Evaluation	1,724	1,401	323	23
Total revenue	$3,860	$2,975	$885	30%

By geographic region:
North America	$1,615	$984	$631	64%
Latin America	624	380	244	64
Europe/Africa/CIS	676	649	27	4
Middle East/Asia	945	962	(17)	(2)
Total revenue	$3,860	$2,975	$885	30%

Operating income:	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$322	$212	$110	52%
Drilling and Evaluation	186	105	81	77
Total	508	317	191	60
Corporate and other	(50)	(42)	(8)	(19)
Impairments and other charges	(12)	(133)	121	n/m
Total operating income	$446	$142	$304	214%
n/m = not meaningful

Consolidated revenue was $3.9 billion in the third quarter of 2021, an increase of $885 million, or 30%, as compared to the third quarter of 2020. Consolidated operating income was $446 million during the third quarter of 2021, a $304 million increase from operating income of $142 million during the third quarter of 2020. The increase in revenue was primarily driven by higher activity and pricing for pressure pumping services and increases across multiple other product service lines in North America land and Latin America, as well as additional artificial lift activity in North America land. The Middle East/Asia region grew drilling-related services and project management activity, the Europe/Africa/CIS region improved cementing activity, wireline activity, testing services, and well intervention, while pipeline services increased in China and Russia. Partially offsetting these increases were lower completion tool sales in the Eastern Hemisphere, less stimulation activity in the Middle East/Asia, and decreased completion tool sales and stimulation activity in Canada. The increase in operating income was due in part to the negative impact on third quarter 2020 operating income from $133 million of impairments and other charges that were included in the results of that quarter, while the third quarter of 2021 benefited from higher commodity prices driving increased activity, higher utilization, and improved operating leverage from the structural cost reductions we implemented during 2020. Revenue from North America was 42% of consolidated revenue in the third quarter of 2021 compared to 33% of consolidated revenue in the third quarter of 2020.

Operating Segments

Completion and Production
Completion and Production revenue in the third quarter of 2021 was $2.1 billion, an increase of $562 million, or 36%, when compared to the third quarter of 2020, while operating income was $322 million, an increase of $110 million, or 52%. These results were primarily due to an increase in pressure pumping services and artificial lift activity in North America land, as well as multiple product service lines in Latin America, and additional completion tool sales in the Western Hemisphere. In addition, well intervention services increased globally, pipeline services improved in China and Russia, and pressure pumping
HAL Q3 2021 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)
services increased in Europe/Africa/CIS. Partially offsetting the overall increase were decreased completion tool sales in the Eastern Hemisphere and Canada, and lower stimulation activity in Middle East/Asia region and Canada.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2021 was $1.7 billion, an increase of $323 million, or 23% when compared to the third quarter of 2020, while operating income was $186 million, an increase of $81 million, or 77%. These results were primarily driven by increases in drilling-related services, wireline activity, project management activity, and testing services in the Western Hemisphere, higher drilling-related services across the Middle East/Asia region, the United Kingdom, and Nigeria, along with higher fluid services in Russia. Also, project management activity rose in the Middle East, and testing services and wireline activity increased in Europe/Africa/CIS. Partially offsetting the increases were decreases in drilling-related services in Norway, Saudi Arabia, and Asia, lower project management activity in India, lower wireline activity in Saudi Arabia, the United Kingdom, and Australia, and less drilling activity in the United Arab Emirates.

Geographic Regions

North America
North America revenue in the third quarter of 2021 was $1.6 billion, a 64% increase compared to the third quarter of 2020. This increase was primarily due to increased activity across multiple product service lines in North America land and the Gulf of Mexico, as well as increased drilling services in Canada. Partially offsetting these increases were lower pressure pumping services and completion tool sales in Canada, and lower stimulation activity in the Gulf of Mexico.

Latin America
Latin America revenue in the third quarter of 2021 was $624 million, a 64% increase compared to the third quarter of 2020, resulting from increased activity across multiple product service lines in Argentina, Mexico, and Brazil, additional fluid services and completion tool sales in Guyana, higher well construction activity, well intervention services, and wireline activity in Colombia, and improved project management and well construction activity in Ecuador. Partially offsetting these increases were reduced completion tool sales in Trinidad.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2021 was $676 million, a 4% increase compared to the third quarter of 2020, resulting primarily from increased activity across multiple product service lines in West Africa, Angola, and Mozambique, additional fluid activity and pipeline services in Russia, improved well construction activity in the United Kingdom, and higher well intervention services across the region. Partially offsetting these increases were lower drilling-related services in Norway, decreases in multiple product service lines in Azerbaijan, and lower completion tool sales in the United Kingdom, Algeria and Russia.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2021 was $945 million, a 2% decrease compared to the third quarter of 2020, largely resulting from a decline in completion tool sales across the region, lower activity across multiple product service lines in the United Arab Emirates, India, Saudi Arabia, Kuwait, and Indonesia, and declines in stimulation and wireline activity in Australia. Partially offsetting these declines were higher project management activity in Oman, Saudi Arabia, and Iraq, increased well construction activity in Australia, additional fluids activity in the Middle East, and improved pipeline services in China.

Other Operating Items

Impairments and other charges. During the three months ended September 30, 2021, we recognized $12 million of special charges. This includes $36 million of depreciation catch-up expense related to assets previously classified as held for sale related to our Pipeline and Process Services business, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of the structured transaction for our North America real estate assets. During the three months ended September 30, 2020, we recognized $133 million of severance costs and other charges to further adjust our cost structure to market conditions. See Note 2 to the condensed consolidated financial statements for further discussion on the third quarter of 2021 charges.

HAL Q3 2021 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (QTD)
Nonoperating Items

Effective tax rate. During the three months ended September 30, 2021, we recorded a total income tax provision of $76 million on a pre-tax income of $316 million, resulting in an effective tax rate of 24% for the quarter. During the three months ended September 30, 2020, we recorded a total income tax provision of $18 million on a pre-tax loss of $1 million, resulting in an unusually high negative effective tax rate for the quarter.
HAL Q3 2021 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (YTD)

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Revenue:	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$6,054	$6,029	$25	—%
Drilling and Evaluation	4,964	5,179	(215)	(4)
Total revenue	$11,018	$11,208	$(190)	(2)%

By geographic region:
North America	$4,588	$4,493	$95	2%
Latin America	1,693	1,242	451	36
Europe/Africa/CIS	1,989	2,171	(182)	(8)
Middle East/Asia	2,748	3,302	(554)	(17)
Total revenue	$11,018	$11,208	$(190)	(2)%

Operating income (loss):	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$891	$713	$178	25%
Drilling and Evaluation	532	452	80	18
Total	1,423	1,165	258	22
Corporate and other	(161)	(152)	(9)	(6)
Impairments and other charges	(12)	(3,353)	3,341	n/m
Total operating income (loss)	$1,250	$(2,340)	$3,590	153%
n/m = not meaningful

Consolidated revenue was $11.0 billion in the first nine months of 2021, a decrease of $190 million, or 2%, as compared to the first nine months of 2020. We reported operating income of $1.3 billion in the first nine months of 2021 compared to an operating loss of $2.3 billion during the first nine months of 2020. The decrease in revenue was primarily driven by lower activity associated with completion tool sales globally, except in Latin America, drilling-related services, project management activity, wireline activity, and testing services in the Eastern Hemisphere, and pressure pumping services in Middle East/Asia. Partially offsetting the decreases were increases in stimulation and artificial lift activity in the Western Hemisphere, improved activity across multiple product service lines in Latin America, and higher pipeline services in Asia and the United Kingdom. Operating results in the first nine months of 2020 included $3.4 billion of impairments and other charges while the first nine months of 2021 benefited from higher commodity pricing driving increased activity, higher utilization, and operating leverage from 2020 structural cost reductions. Revenue from North America was 42% of consolidated revenue in the first nine months of 2021, compared to 40% of consolidated revenue in the first nine months of 2020.

Operating Segments

Completion and Production
Completion and Production revenue in the first nine months of 2021 was $6.1 billion, an increase of $25 million compared to the first nine months of 2020. This increase was primarily driven by a rise in stimulation and artificial lift activity in the Western Hemisphere, higher pipeline services in China and the United Kingdom, and well intervention services in Latin America. Partially offsetting these increases were decreased pressure pumping services in Middle East/Asia and lower completion tool sales globally. Operating income in the first nine months of 2021 was $891 million, an increase of $178 million, or 25%, compared to the first nine months of 2020, mainly driven by higher utilization for pressure pumping in North America land and Latin America, increased well intervention services in Latin America and Middle East/Asia, and improved artificial lift activity in North America land. Partially offsetting these increases to operating income were lower completion tool sales in the Eastern Hemisphere, the Gulf of Mexico, and Canada.

HAL Q3 2021 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (YTD)
Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2021 was $5.0 billion, a decrease of $215 million, or 4%, compared to the first nine months of 2020, primarily related to reduced drilling-related services in the Eastern Hemisphere, wireline activity in the Eastern Hemisphere and North America land, and decreased project management activity in Iraq, India, and Europe/Africa/CIS. Also, testing services were reduced in Saudi Arabia and software sales declined globally. Partially offsetting these decreases were increased fluid services in North America land and Latin America, improved drilling services in Canada and Brazil, and increased wireline activity in Argentina. Operating income in the first nine months of 2021 was $532 million, an increase of $80 million, or 18%, compared to the first nine months of 2020 based in part on improved margins related to project management activity in India and Saudi Arabia, as well as higher drilling-related services in the Western Hemisphere and wireline activity in Latin America. Offsetting these operating income improvements was a global reduction of software sales.

Geographic Regions

North America
North America revenue in the first nine months of 2021 was $4.6 billion, a 2% increase compared to the first nine months of 2020, driven by higher activity and pricing across the region, primarily associated with stimulation activity and drilling-related services. Artificial lift activity improved in North America land and project management activity increased in the Gulf of Mexico. These increases were partially offset by lower completion tool sales across the region, along with reduced cementing and wireline activity.

Latin America
Latin America revenue in the first nine months of 2021 was $1.7 billion, a 36% increase compared to the first nine months of 2020, resulting primarily from an increase across multiple product service lines in Argentina, increased fluid services in Brazil and the Caribbean, along with improved stimulation activity, completion tool sales, testing services, and project management activity in Mexico, additional drilling services in Brazil, and increased well intervention services in Brazil and Colombia. Partially offsetting these increases were lower completion tool sales in the Caribbean and lower software sales in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2021 was $2.0 billion, an 8% decrease from the first nine months of 2020, driven by a decrease across multiple product service lines in Russia, the North Sea, Azerbaijan, and Nigeria. These declines were partially offset by an increase in completion tool sales in Norway and increased pipeline services in the the United Kingdom and Russia, testing services in Algeria, and a slight improvement in stimulation activity across the region.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2021 was $2.7 billion, a 17% decrease from the first nine months of 2020, resulting primarily from reduced activity across multiple product service lines in Saudi Arabia and United Arab Emirates, lower pressure pumping services, drilling-related services, and completion tool sales across the region, reduced project management activity in Iraq and India, and decreases in wireline activity in Malaysia. Partially offsetting these decreases were improved pipeline services in China and drilling services in Australia.

Other Operating Items

Impairments and other charges. During the nine months ended September 30, 2021, we recognized $12 million of special items. This includes $36 million of depreciation catch-up expense related to assets previously classified as held for sale related to our Pipeline and Process Services business, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of the structured transaction for our North America real estate assets. This compares to $3.4 billion of impairments and other charges in the nine months ended September 30, 2020 to further adjust our cost structure to market conditions. These charges consisted primarily of asset impairments, mostly associated with pressure pumping equipment and real estate facilities, as well as inventory write-offs, severance costs, and other charges. See Note 2 to the condensed consolidated financial statements for further discussion on the third quarter of 2021 charges.

HAL Q3 2021 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2021 Compared to 2020 (YTD)
Nonoperating Items

Effective tax rate. During the nine months ended September 30, 2021, we recorded a total income tax provision of $193 million on a pre-tax income of $834 million, resulting in an effective tax rate of 23.2%. During the nine months ended September 30, 2020, we recorded a total income tax benefit of $265 million on pre-tax loss of $3.0 billion, resulting in an effective tax rate of 8.9%. The unusual rate for the nine months ended September 30, 2020 was largely the result of recording a valuation allowance against certain deferred tax assets in the first quarter of 2020, primarily due to the unprecedented disruption in the oil and gas industry.
HAL Q3 2021 FORM 10-Q | 25

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q3 2021 FORM 10-Q | 26

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2021, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	263,935	$21.71	—	$5,100,008,081
August 1 - 31	98,979	$20.34	—	$5,100,008,081
September 1 - 30	32,529	$20.54	—	$5,100,008,081
Total	395,443	$21.27	—

(a)
All of the 395,443 shares purchased during the three-month period ended September 30, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2021. From the inception of this program in February of 2006 through September 30, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion. We did not repurchase any shares under this program during the three months ended September 30, 2021.

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

Item 5. Other Information

None.

HAL Q3 2021 FORM 10-Q | 27

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

†	10.1	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 333-258123).

†	10.2	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.4 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 33-258123).

†	10.3	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 33-258123).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q3 2021 FORM 10-Q | 28

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 22, 2021

HAL Q3 2021 FORM 10-Q | 29