Form 10-K
period 2021-12-31
HALLIBURTON CO
filed 2022-02-04
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                          ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2021, determined using the per share closing price on the New York Stock Exchange Composite tape of $23.12 on that date, was approximately $18.2 billion.
As of January 28, 2022, there were 898,571,517 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2021

i

Table of Contents	Item 1 | Business
PART I

Item 1. Business.
Description of business and strategy
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. We are proud of our over 100 years of operation, innovation, collaboration, and execution. Halliburton has fostered a culture of unparalleled service to the world's major, national, and independent oil and gas producers. With over 40,000 employees, representing 130 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.

2021 Highlights
- Financial: Internationally we delivered profitable growth with revenue and operating income increasing every quarter in 2021. In North America, strong operating leverage allowed us to maximize the value of our business as U.S. land activity rebounded. Overall, our Completion and Production and Drilling and Evaluation operating segments finished the year with 15% and 12% operating margins, respectively, and generated strong cash flows from operations.
- Digital: Our accelerated deployment and integration of digitally enabled technologies created technical differentiation in the market and contributed to our higher margins.
- Capital efficiency: We advanced technologies and made strategic choices that kept our capital expenditures to 5.2% of revenue, which is in the range of our 5-6% of revenue target.
- Sustainable energy: We announced our science-based emission reduction targets, added eleven new participating companies to Halliburton Labs, our clean energy accelerator, and were named to the Dow Jones Sustainability Index North America for Energy Equipment and Services, which highlights the top 10% most sustainable North America companies in identified industries as determined by S&P Global through their Corporate Sustainability Assessment.

2022 Focus
- International: Allocate our capital to the highest return opportunities, continue investing in digital technologies that maximize our asset value to drive profitable growth, and increase our international growth in our specialty chemicals and artificial lift businesses.
- North America: Continue to build on the operating leverage we have created, maximize cash flow by utilizing our premium low-emissions equipment, and continue developing differentiated technologies focused around the wellbore.
- Digital: Continue to accelerate the deployment and integration of digitalization and automation technologies that create differentiation, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures in the range of 5-6% of revenue while focusing on technological advancements and process changes that reduce our manufacturing and maintenance costs and improve how we move equipment and respond to market opportunities.
- Sustainable energy: Leverage the increasing number of participants in and scope of Halliburton Labs to gain insight into developing value chains in the clean energy space and continue to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications.

For further discussion on our business strategies, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations-Business Outlook."

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

HAL 2021 FORM 10-K | 1

Table of Contents	Item 1 | Business
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

HAL 2021 FORM 10-K | 2

Table of Contents	Item 1 | Business
The following charts depict our revenue split between our two operating segments for the years ended December 31, 2021 and 2020.

See Note 3 to the consolidated financial statements for further financial information related to each of our business segments.

Markets and competition
We are one of the world’s largest diversified energy services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price; service delivery; health, safety, and environmental standards and practices; service quality; global talent retention; understanding the geological characteristics of the hydrocarbon reservoir; product quality; warranty; and technical proficiency.

We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2021, 2020, and 2019, based on the location of services provided and products sold, 40%, 38%, and 51%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict our revenue split between our four primary geographic regions for the years ended December 31, 2021 and 2020.

HAL 2021 FORM 10-K | 3

Table of Contents	Item 1 | Business
Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that an interruption of operations in any one country, other than the United States, would be materially adverse to our business, consolidated results of operations, or consolidated financial condition.

Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and in Note 15 to the consolidated financial statements.

Customers
Our revenue during the past three years was derived from the sale of services and products to the energy industry. No single customer represented more than 10% of our consolidated revenue in any period presented.

Raw materials
Raw materials essential to our business are normally readily available. Market conditions can trigger constraints in the supply of certain raw materials, such as proppants (primarily sand), hydrochloric acid, and gels. We are always striving to ensure the availability of resources and manage raw material costs. Our procurement department uses our relationships and buying power to enhance our access to key materials at competitive prices.

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

Seasonality
Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographical locations of our operations mitigate those effects. Examples of how weather can impact our business include:
-    the severity and duration of the winter in North America can have a significant impact on drilling activity and on natural gas storage levels;
-    the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
-    typhoons and hurricanes can disrupt coastal and offshore operations; and
-    severe weather during the winter normally results in reduced activity levels in the North Sea and Russia.

Additionally, customer spending patterns for completion tools typically result in higher activity in the fourth quarter of the year. We recognize revenue on customer software contract sales predominantly in the first and fourth quarters of the year.

Our workforce
Our workforce is our top asset in enabling us to accomplish innovative, high-quality work for our customers and to address the world’s energy challenges. To attract and retain talent, we strive to provide a safe and inclusive working environment along with competitive benefits. As of December 31, 2021, we employed over 40,000 people worldwide representing 130 nationalities, operated in more than 70 countries, and approximately 18% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we do not believe any risk of loss from employee strikes or other collective actions are material to the conduct of our operations taken as a whole.

Recruiting and Turnover
Given the size and geographic scope of our workforce, we have a robust world-wide recruiting apparatus, which includes personnel devoted to recruiting and retention, online job postings, and recruiting programs we have established at academic institutions for internships and entry-level roles. In order to increase the number of diverse employees, we have developed relationships with diversity-focused student organizations, provide professional development sessions to students, engage our Employee Resource Groups (ERGs) to participate in select university events, and participate in outreach efforts through programs supported by our Educational Advisory Board.

Our attrition in 2021 was down significantly compared to 2020 and we were able to rehire more than 2,800 former employees in 2021, despite a tight labor market. We have found that hiring former employees allows us to add needed personnel who are able to apply their experience and contribute quickly.

HAL 2021 FORM 10-K | 4

Table of Contents	Item 1 | Business
Diversity, equity, and inclusion
With our large employee base and global breadth, we are one of the world’s most diverse companies. Our Code of Business Conduct describes our commitment to diversity, equity, and inclusion, which is supported by our recruitment and employment practices. It is a priority to continue to increase the diversity of our workforce, both in general and in leadership positions. Furthermore, we strive to increase the percentage of local nationals that we employ in each region of operations to better communicate with local customers and other contractors, share knowledge of the culture and values of the local population, improve local economies, and make our workforce more representative of the populations where we provide our services. In 2021, 92% of our workforce and 86% of management was localized. In 2021, 13% of our workforce and 13% of our managers were female.

Leadership
We have more than 8,000 employees in management roles. The ongoing identification and development of leadership talent ensures business continuity and strengthens our competitive advantage, both of which are critical for our short and long-term success. In 2021, we identified approximately 18,000 potential successors for our managers during succession management planning. One of our most significant investments in the development of our future leaders is our executive education programs. In 2021, approximately 25% of the participants in these programs were female and 40 different nationalities were represented, despite travel restrictions impacting many countries.

As part of our commitment to employee engagement, we solicit feedback from employees on their workplace challenges, and empower them to share their perspectives and ideas to improve the overall employee experience, including performance, development, and work-life balance. Notably, according to a survey we conducted in 2021, 87% of our employees felt that Halliburton and their colleagues value their unique traits and ways of working.

Benefits and well-being
We provide our employees around the world with benefits that address the needs of our workforce and their families. We evaluate our benefits package to identify opportunities for improvement and to remain competitive. In 2021, we enhanced healthcare benefits for United States employees to help them better plan for medical expenditures and to obtain additional support in getting second medical opinions and navigating health plans. In response to ongoing mental health concerns related to the COVID-19 pandemic, we expanded our Employee Assistance Program (EAP) from six countries to 43 countries worldwide. By the end of 2021, more than 32,000 employees had access to the EAP compared to approximately 14,500 in 2020.

Safety
Safety in the workplace is one of our highest priorities. We have many safety programs in place, including our Journey to ZERO initiative, to maintain our strong performance and improve proactive identification and management of safety risks. In 2021, we enhanced risk management processes, incident investigations, and training, including options for virtual training when feasible. As a result of our focus on safety, for the years ended December 31, 2021 and December 31, 2020, our recordable incident rates were 0.25% and 0.20%, non-productive times were 0.30% and 0.30%, lost-time incident rates were 0.09% and 0.06%, preventable recordable vehicle incident rates were 0.16% and 0.06%, respectively, and there were no job related fatalities in either year.

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

HAL 2021 FORM 10-K | 5

Table of Contents	Item 1 | Business
At the direction of our customer, we design and generally implement a hydraulic fracturing operation to stimulate the well's production, once the well has been drilled, cased, and cemented. Our customer is generally responsible for providing the base fluid (usually water) used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing and/or recycling for further use any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.

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

In evaluating any environmental risks that may be associated with our hydraulic fracturing services, it is helpful to understand the role that we play in the development of shale natural gas and shale oil. Our principal task generally is to manage the process of injecting fracturing fluids into the borehole to stimulate the well. Thus, based on the provisions in our contracts and applicable law, the primary environmental risks we face are potential pre-injection spills or releases of stored fracturing fluids and potential spills or releases of fuel or other fluids associated with pumps, blenders, conveyors, or other above-ground equipment used in the hydraulic fracturing process.

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

HAL 2021 FORM 10-K | 6

Table of Contents	Item 1 | Business
Web site access - www.halliburton.com
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.halliburton.com soon thereafter. The SEC website www.sec.gov contains our reports, proxy and information statements and our other SEC filings. Our Code of Business Conduct, which applies to all our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, can be found at www.halliburton.com. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2021, 2020, or 2019. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

HAL 2021 FORM 10-K | 7

Table of Contents	Item 1 | Business
Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 4, 2022, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office

Van H. Beckwith (Age 56)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since December 2020
Senior Vice President and General Counsel, January 2020 to December 2020
Partner, Baker Botts L.L.P., January 1999 to December 2019

Eric J. Carre (Age 55)	Executive Vice President, Global Business Lines of Halliburton Company, since May 2016

Charles E. Geer, Jr. (Age 51)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019
Vice President and Corporate Controller of Halliburton Company, January 2015 to December 2019

Myrtle L. Jones (Age 62)	Senior Vice President, Tax of Halliburton Company, since March 2013

Lance Loeffler (Age 44)	Executive Vice President and Chief Financial Officer of Halliburton Company, since November 2018
Vice President of Investor Relations of Halliburton Company, April 2016 to November 2018

Timothy M. McKeon (Age 49)	Senior Vice President and Treasurer of Halliburton Company, since January 2022
Vice President and Treasurer of Halliburton Company, January 2014 to December 2021

Jeffrey A. Miller (Age 58)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019
Member of the Board of Directors, President and Chief Executive Officer of Halliburton Company, June 2017 to December 2018
Member of the Board of Directors and President of Halliburton Company, August 2014 to May 2017

Lawrence J. Pope (Age 53)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Joe D. Rainey (Age 65)	President, Eastern Hemisphere of Halliburton Company, since January 2011

Mark J. Richard (Age 60)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019

Senior Vice President, Business Development and Marketing of Halliburton Company, November 2015 to July 2018
Jill D. Sharp (Age 51)	Senior Vice President, Internal Assurance Services of Halliburton Company, since January 2022
Vice President, Internal Assurance Services of Halliburton Company, September 2021 to December 2021
Vice President, Finance - Western Hemisphere of Halliburton Company, October 2016 to August 2021

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

HAL 2021 FORM 10-K | 8

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
-    worldwide political, military, and economic conditions; and
-    increased demand for alternative energy and electric vehicles and increased emphasis on decarbonization, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

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
-    changes in customers' capital allocation, including an increased allocation to the production of renewable energy, leading to less focus on oil and natural gas production growth;
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

HAL 2021 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors
Liabilities arising out of our products and services could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Events can occur at sites where our products and equipment are produced or installed, or where we conduct our operations or provide our services, or at chemical blending or manufacturing facilities, including well blowouts and equipment or materials failures, which could result in explosions, fires, personal injuries, property damage (including surface and subsurface damage), pollution, and potential legal responsibility. Generally, we rely on liability insurance coverage and on contractual indemnities, releases, and limitations of liability with our customers to protect us from potential liability related to such occurrences. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our business could be materially and adversely affected by severe or unseasonable weather where we have operations.
Our business could be materially and adversely affected by severe weather, particularly in Canada, the Gulf of Mexico, Russia, and the North Sea. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe or unseasonable weather conditions may include:
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
We rely on a variety of intellectual property rights that we use in our services and products. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Courts could find that others infringe our patent rights or that our products and services may infringe the intellectual property rights of others. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

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
HAL 2021 FORM 10-K | 10

Table of Contents	Item 1(a) | Risk Factors
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
Raw materials essential to our business, such as proppants (primarily sand), hydrochloric acid, and gels, including guar gum, are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our jobsites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers could have a material adverse effect on our business and consolidated results of operations.

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
HAL 2021 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors
In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. During 2014, the United States and European Union imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restrict the provision of U.S. and EU goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. These sanctions resulted in our winding down and ending work on two projects in Russia in 2014 and have prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies. In connection with increasing tensions between Russia and the United States regarding Russia’s intentions with respect to Ukraine, the United States has threatened to impose aggressive additional sanctions against Russia if Russia invades Ukraine. Our ability to engage in certain future projects in Russia or involving certain Russian customers is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations in Russia or with certain Russian customers may be subject to those laws. Those laws may change from time to time, and any expansion of sanctions against Russia’s oil and gas industry could further hinder our ability to do business in Russia or with certain Russian customers, which could have a material adverse effect on our consolidated results of operations.

The U.S. Government imposed sanctions against Venezuela that have effectively required us to discontinue our operations there. Consequently, in connection with us winding down our operations in Venezuela, we wrote down all of our remaining investment in Venezuela in 2020. As of December 29, 2020, we no longer had any employees in Venezuela, although we continue to maintain our local entity, facilities, and equipment in-country, as permitted under applicable law. We are not currently conducting any other operational activities in Venezuela.
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

HAL 2021 FORM 10-K | 12

Table of Contents	Item 1(a) | Risk Factors
The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the United States may seek to adopt federal regulations or enact federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Four states (New York, Maryland, Vermont, and Washington) have banned the use of high volume hydraulic fracturing, Oregon has adopted a five-year moratorium, and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Liability for cleanup costs, natural resource damages and other damages arising as a result of environmental laws and regulations could be substantial and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are subject to numerous environmental laws and regulations in the United States and the other countries where we do business. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties to avoid future liabilities and comply with legal and regulatory requirements. From time to time, claims have been made against us under environmental laws and regulations. In the United States, environmental laws and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. We are periodically notified of potential liabilities at federal and state superfund sites. These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both in the final remediation costs and with respect to the final allocation among the various parties involved at the sites. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any superfund site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party. Liability for damages arising as a result of environmental laws or related third-party claims could be substantial and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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
-    the production, storage, transportation and use of explosive materials;
-    the importation and use of radioactive materials;
-    the use of underground storage tanks;
-    the use of underground injection wells; and
-    the protection of worker safety both onshore and offshore.
HAL 2021 FORM 10-K | 13

Table of Contents	Item 1(a) | Risk Factors
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

Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases, climate change, and alternative energy sources could have a negative impact on our business and may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Changes in or the adoption or enactment of laws, regulations, treaties or international agreements related to greenhouse gases, climate change, and alternative energy sources, including changes that may make it more expensive to explore for and produce oil and natural gas, may negatively impact demand for our services and products. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. The President of the United States has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. The Executive Orders halting the leasing of U.S. federal lands were challenged in court and remain subject to litigation. As a result of the review of leasing and permitting practices, the U.S. Department of the Interior has recommended increasing the royalty rate payable to the U.S. government by operators, as well as bonding requirements and emissions requirements for operators. Some form of these recommendations may become applicable to operations on U.S. federal leases, which could have a negative effect on exploration and production of oil and natural gas given the increased costs associated with any such changes. In February 2021, the United States formally re-joined the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. Though we are closely following developments in this area and changes in the regulatory landscape in the United States, we cannot predict how or when those challenges may ultimately impact our business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

HAL 2021 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors
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
For example, due to the unsettled political conditions in many oil-producing countries, our operations, revenue, and profits are subject to the adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These, and other risks described above, could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Angola, Argentina, Azerbaijan, Brazil, Indonesia, Kazakhstan, Mexico, Mozambique, Nigeria, Papa New Guinea, Russia, and Ukraine. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

General Risk Factors

The COVID-19 pandemic and related economic repercussions could have a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition.
The COVID-19 pandemic and related economic repercussions created significant volatility, uncertainty, and turmoil in the oil and gas industry during the last two years. Since the onset of the pandemic in early 2020, these events directly affected our business and exacerbated the negative impact from many of the risks our business is subject to, including those relating to the worldwide demand for oil and natural gas, our customers' capital spending and the impact on oil and natural gas prices. In addition, the pandemic and efforts to mitigate its spread have resulted in logistical challenges to our operations, including travel restrictions that prevent our personnel from commuting to certain facilities and job sites. These logistical challenges could increase if the pandemic worsens or persists.
Oil demand during 2020 and 2021 was substantially less than demand in 2019 as a result of the virus and corresponding measures taken around the world to mitigate its spread. Though demand began to increase during the latter part of 2021, a worsening of the virus could result in an increase in mitigation efforts and a reduction in demand for oil and gas and our services and products.

Given the nature and significance of the events described above, we are not able to enumerate all related potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:
•disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products and inflationary pressures;
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
HAL 2021 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters, and insurance arrangements;
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
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist or any changes in their severity, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our interactions with our business associates, such as customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including attacks resulting from phishing emails and malware infections. We detected and remediated all of these incidents. Even if we successfully defend our own digital technologies and services, we also rely on our business associates, with whom we may share data and services, to defend their digital technologies and services against attack. No known leakage of material financial, technical or customer data occurred as a result of cyberattacks against us and none of the incidents mentioned above had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.
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
HAL 2021 FORM 10-K | 16

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
In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. We may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, particularly in weak economic or commodity price environments. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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
HAL 2021 FORM 10-K | 17

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

The following locations represent our major facilities by segment:
–Completion and Production: Arbroath, United Kingdom; Duncan, Oklahoma; Johor Bahru, Malaysia; Lafayette, Louisiana; Rio de Janeiro, Brazil; and Singapore
–Drilling and Evaluation: Alvarado, Texas and The Woodlands, Texas
–Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Dhahran, Saudi Arabia; Dubai, United Arab Emirates; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Moscow, Russia; Panama City, Panama; Pune, India; and Tananger, Norway

Item 3. Legal Proceedings.
Information related to Item 3. Legal Proceedings is included in Note 10 to the consolidated financial statements.

Item 4. Mine Safety Disclosures.
Our barite and bentonite mining operations, in support of our fluid services business, are subject to regulation by the U.S. Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this annual report.

HAL 2021 FORM 10-K | 18

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange under the symbol "HAL." Information related to dividend payments is included in "Item 8. Financial Statements and Supplementary Data". The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2021, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2016 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Halliburton
OSX
S & P 500 ®

	December 31
	2016	2017	2018	2019	2020	2021
Halliburton	$100.00	$91.76	$80.87	$47.96	$37.94	$45.64
Philadelphia Oil Service Index (OSX)	100.00	82.80	45.36	45.11	26.13	31.55
Standard & Poor’s 500 ® Index	100.00	121.83	116.49	153.17	181.35	233.41

HAL 2021 FORM 10-K | 19

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 28, 2022, we had 10,582 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	23,040	$23.68	—	$5,100,008,081
November 1 - 30	24,133	$25.05	—	$5,100,008,081
December 1 - 31	166,791	$22.22	—	$5,100,008,081
Total	213,964	$22.69	—

(a)
All of the 213,964 shares purchased during the three-month period ended December 31, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2021. From the inception of this program in February 2006 through December 31, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Item 6. (Reserved)
HAL 2021 FORM 10-K | 20

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

EXECUTIVE OVERVIEW

Financial results
The oil and gas industry continued to be impacted from shutdowns and mitigation efforts related to the COVID-19 pandemic during 2021, though there are signs that business activity around the world has adjusted and continues to improve. Despite these difficulties, in 2021 we demonstrated resilience and a strong commitment to our execution culture and delivered increased revenues, operating income, and cash flows from operations. The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2021, we generated total company revenue of $15.3 billion, a 6% increase from the $14.4 billion of revenue generated in 2020, with our Completion and Production (C&P) segment increasing by 7% and our Drilling and Evaluation (D&E) segment increasing by 4%. These increases were driven primarily by increased demand for our products and services in North America land tied to a substantial improvement in the North America land rig count during 2021. We reported total company operating income of approximately $1.8 billion in 2021. This compares to operating loss of $2.4 billion in 2020 that was driven by $3.8 billion of impairments and other charges as a result of the unprecedented downturn in the oil and gas industry, including a significant decline in pressure pumping services in North America land, caused by the COVID-19 pandemic.

Internationally, revenue improved 2% in 2021 compared to 2020, primarily driven by higher activity for drilling and completions related services in Latin America which were partly offset by lower activity in the Eastern Hemisphere. Despite an 8% reduction in the international rig count during 2021, we improved our overall international margin.

Our North America revenue increased 11% in 2021 compared to 2020, resulting from higher activity and pricing in North America land primarily associated with increased stimulation and well construction services. While the North America land rig count is increasing, it is still below pre-pandemic levels. Even without improved pricing, we took advantage of the recovery in completions and drilling activity in 2021 and delivered margin improvement, demonstrating the operating leverage from our cost reductions and service delivery improvements in North America.

HAL 2021 FORM 10-K | 21

Table of Contents	Item 7 | Executive Overview
Sustainability and Energy Advancement
In the first quarter of 2021, we announced our target to achieve 40% reduction in Scope 1 and 2 emissions by 2035 from the 2018 baseline. This is consistent with our goal to reduce the carbon footprint and environmental impact of our operations and follows our commitment to set science-based targets. We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and using innovation and technology to reduce the environmental impact of producing oil and gas. We are continuing to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs added eleven participating companies during 2021. Through Halliburton Labs, we gain insight into the energy transition value chain and foster the development of technologies that may help reduce the world’s carbon footprint. Also, for 2021, we were named to the Dow Jones Sustainability Index North America for Energy Equipment and Services, which highlights the top 10% most sustainable North America companies in identified industries, as determined by S&P Global through their Corporate Sustainability Assessment.

Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”
HAL 2021 FORM 10-K | 22

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $3.0 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at December 31, 2020.

Significant sources and uses of cash in 2021
Sources of cash:
•Cash flows from operating activities were $1.9 billion. This included a positive impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $285 million, primarily associated with increased payables.
Uses of cash:
•In February of 2021, we repaid the $185 million principal balance of our 8.75% senior debentures at maturity.
•In August of 2021, we redeemed the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par.
•Capital expenditures were $799 million.
•We paid $161 million of dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2022 is currently expected to be $1.0 billion, remaining within our target of approximately 5-6% of revenue. We believe this level of spend will allow us to invest in our key strategic areas. However, we will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

In 2022, we expect to pay approximately $443 million of interest on debt and approximately $351 million under our leasing arrangements. Payments for interest on our debt arrangements are expected to remain relatively flat for the foreseeable future. See Note 6 and Note 9 to the consolidated financial statements for additional information on expected future payments under our leasing arrangements and debt maturities.

We are not able to reasonably estimate the timing of cash outflows associated with our uncertain tax positions, in part because we are unable to predict the timing of potential tax settlements with applicable taxing authorities. As of December 31, 2021, we had $352 million of gross unrecognized tax benefits, excluding penalties and interest, of which we estimate $266 million may require us to make a cash payment. We estimate that approximately $198 million of the cash payment will not be settled within the next 12 months.

In January of 2022, we announced that our Board of Directors declared a dividend of $0.12 per share for the first quarter of 2022, or approximately $107 million, which represents a $0.075 increase from the quarterly dividend paid during 2021.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2021 and may be used for open market and other share purchases.

In January of 2022, we announced that on February 23, 2022, we will redeem $600 million aggregate principal amount of our 3.8% senior notes that mature in November 2025. The aggregate principal amount currently outstanding is approximately $1.0 billion. We plan to use cash on hand to fund the redemption.

We do not intend to incur additional debt in 2022, as we believe our cash on hand and earnings from operations are sufficient to cover our obligations for the year.
HAL 2021 FORM 10-K | 23

Table of Contents	Item 7 | Liquidity and Capital Resources

Other factors affecting liquidity
Financial position in current market. As of December 31, 2021, we had $3.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe we have a manageable debt maturity profile, with approximately $1.6 billion coming due through 2026, which includes the $600 million debt we will redeem on February 23, 2022 as described above. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, debt repayment, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of December 31, 2021, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. We may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, particularly in weak economic environments, as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we have experienced delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of December 31, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.

HAL 2021 FORM 10-K | 24

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2021, 2020, and 2019, based on the location of services provided and products sold, 40%, 38%, and 51%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic and efforts to mitigate its effect had a substantial negative impact on the global economy and demand for oil in 2020 and 2021. As discussed earlier, although there are signs of improvement in many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates or new variants remains a key risk for oil demand.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns, and we generally expect that to continue in 2022. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average oil and natural gas prices for West Texas Intermediate (WTI), United Kingdom Brent crude oil, and Henry Hub natural gas.

	2021	2020	2019
Oil price - WTI (1)	$67.99	$39.23	$56.98
Oil price - Brent (1)	70.68	41.76	64.36
Natural gas price - Henry Hub (2)	3.91	2.04	2.54

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2021	2020	2019
U.S. Land	465	418	920
U.S. Offshore	15	15	23
Canada	132	89	134
North America	612	522	1,077
International	755	825	1,098
Worldwide total	1,367	1,347	2,175

HAL 2021 FORM 10-K | 25

Table of Contents	Item 7 | Business Environment and Results of Operations
Business outlook
We believe that commodity prices will remain supportive of our business through 2022. According to the United States Energy Information Administration (EIA) January 2022 "Short Term Energy Outlook," the EIA expects Brent crude oil spot prices to average $75 per barrel for the full year of 2022, an increase of approximately 6% over the full year of 2021 average price per barrel. The EIA expects the WTI spot prices to average $71 per barrel for the full year of 2022, an increase of approximately 4% over full year of 2021 average price per barrel. On January 31, 2022, the Brent crude oil spot price was $89 per barrel and the WTI spot price was $88 per barrel.

The EIA's report projects Henry Hub natural gas prices to average $3.79 per MMBtu for the full year of 2022, a slight decrease over full year of 2021 averages. On January 31, 2022, the Henry Hub natural gas price was $4.87 per MMBtu.

The International Energy Agency's (IEA) January 2022 "Oil Market Report" (OMR) forecasts 2022 global oil demand to reach 100.8 million barrels per day, an increase of 4% from 2021. The EIA reported crude oil production in the United States averaged 11.2 million barrels per day in 2021, and the EIA expects production to average 11.8 million barrels per day in 2022, an approximate 5% increase. In addition, the EIA expects crude oil production in the United States to rise to 12.4 million barrels per day in 2023.

The recent surge of new COVID-19 cases related to the Omicron variant dampened the expectations of some economists regarding economic recovery and increasing demand for oil. For example, due to travel restrictions put in place as a result of Omicron, the global oil demand forecast for 2022 was originally revised down by forecasters, including the IEA and EIA, primarily to account for projected reduced jet fuel use. However, the wave of infections related to the Omicron variant appears to be less severe and potentially of shorter duration than prior waves. Consequently, we and the IEA, do not believe that this surge should overturn the recovery in oil demand that is underway. With widespread vaccination campaigns, and the apparent lower rates of serious illness, and hospitalization resulting from the recent wave, we expect that this wave is likely to have a more muted impact on the economy and demand for oil than previous COVID-19 waves.

Based on our expectations regarding the Omicron variant's impact on the demand for oil and assuming a more severe variant does not become widespread during 2022, we expect international activity growth to maintain momentum and customer spending to increase in the range of 14-16% in 2022, led by operators with shorter-cycle production opportunities committing additional capital to meet increasing oil demand. Internationally, we anticipate projects in the Middle East, Russia, and Latin America to attract the most investment, with lower levels of activity increases in Africa and Europe. While large tenders remain competitive, we see pricing traction on new work and contract renewals, including integrated contracts. We also expect to accelerate work on projects that were delayed or slowed due to pandemic-related travel restrictions.

In North America, consistent with historical trends, the recovery in activity was faster and more pronounced than in the international markets. North America drilling activity outpaced completions as operators prepared well inventory for 2022. Given the stronger commodity price environment, we anticipate customer spending to grow more than 25% in 2022, as compared to 2021, with the highest increase coming from private operators. We expect this will enable us to secure net pricing gains for our fracturing fleet as well as our drilling, cementing, drill bits, and artificial lift businesses. We expect most publicly traded exploration and production (E&Ps) companies to continue to prioritize returns, while delivering production into a supportive market.

HAL 2021 FORM 10-K | 26

Table of Contents	Item 7 | Results of Operations in 2021 Compared to 2020
RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020

Revenue:			Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$8,410	$7,839	$571	7%
Drilling and Evaluation	6,885	6,606	279	4
Total revenue	$15,295	$14,445	$850	6%
By geographic region:
North America	$6,371	$5,731	$640	11%
Latin America	2,362	1,668	694	42
Europe/Africa/CIS	2,719	2,813	(94)	(3)
Middle East/Asia	3,843	4,233	(390)	(9)
Total	$15,295	$14,445	$850	6%

Operating income (loss):			Favorable	Percentage
Millions of dollars	2021	2020	(Unfavorable)	Change
Completion and Production	$1,238	$995	$243	24%
Drilling and Evaluation	801	569	232	41
Total	2,039	1,564	475	30
Corporate and other	(227)	(201)	(26)	(13)
Impairments and other charges	(12)	(3,799)	3,787	100
Total operating income (loss)	$1,800	$(2,436)	$4,236	n/m
n/m = not meaningful

Consolidated revenue in 2021 was $15.3 billion, an increase of $850 million, or 6%, compared to 2020, mainly due to higher activity and pricing in North America land and Latin America, primarily associated with stimulation services and well construction services. Also, artificial lift activity in North America land and wireline activity in Latin America showed improvements. Partially offsetting these increases were declines in completion tool sales and drilling-related services in the Eastern Hemisphere and lower stimulation activity in Middle East/Asia. Revenue from North America was 42% of consolidated revenue in 2021 and 40% of consolidated revenue in 2020.

We reported consolidated operating income of $1.8 billion in 2021. This compares to an operating loss of $2.4 billion in 2020, driven by $3.8 billion of impairments and other charges taken in 2020. An increase in activity and pricing for stimulation and well construction services in North America land and Latin America during 2021 positively impacted operating results. Also, global wireline activity and project management activity in Latin America and Middle East/Asia improved. These increases were partially offset by lower software sales globally. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

OPERATING SEGMENTS

Completion and Production
Completion and Production revenue was $8.4 billion in 2021, an increase of $571 million, or 7%, compared to 2020. Operating income was $1.2 billion in 2021, a 24% increase from $995 million in 2020. These results were primarily driven by increased activity and pricing for pressure pumping services in North America land, Latin America, and Europe Africa/CIS, higher artificial lift activity in North America land, increased well intervention services in Latin America, and increased pipeline services in China, Russia, and the United Kingdom. Partially offsetting these results were decreases in completion tool sales in the Eastern Hemisphere, Canada, and the Gulf of Mexico, along with lower pressure pumping services in Middle East/Asia, the Gulf of Mexico, and Canada.

HAL 2021 FORM 10-K | 27

Table of Contents	Item 7 | Results of Operations in 2021 Compared to 2020
Drilling and Evaluation
Drilling and Evaluation revenue was $6.9 billion in 2021, an increase of $279 million, or 4%, from 2020. Operating income was $801 million in 2021, an increase of $232 million, or 41%, compared to 2020. These results were primarily related to increased drilling-related services in the Western Hemisphere, improved project management activity in Ecuador, Mexico, Oman, Saudi Arabia, increased well control activity in Nigeria, and increased wireline activity and testing services in Latin America. These improvements were partially offset by reduced drilling-related services in the Eastern Hemisphere, lower wireline activity and testing services in Saudi Arabia, a decline in software sales globally, and lower project management activity in India and Iraq.

GEOGRAPHIC REGIONS

North America
North America revenue was $6.4 billion in 2021, an 11% increase compared to 2020, resulting from higher activity and pricing in North America land, primarily associated with pressure pumping services, drilling-related services, and artificial lift activity. These increases were partially offset by lower pressure pumping services in Canada and completion tool sales in Canada and the Gulf of Mexico. Also, software sales and wireline activity were lower across the region.

Latin America
Latin America revenue was $2.4 billion in 2021, a 42% increase compared to 2020, resulting primarily from improvements in stimulation activity, well construction services, wireline activity, completion tool sales, and testing services in Argentina, coupled with increased fluid services in the Caribbean and Brazil. Also improving were pressure pumping services, project management activity, testing services, drilling services, and completion tool sales in Mexico, along with improved drilling services in Brazil and increased well intervention services across the region. In addition, project management activity was higher in Ecuador. Partly offsetting these increases were lower completion tool sales in Trinidad and reduced software sales across the region.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.7 billion in 2021, a 3% decrease compared to 2020. The decrease was driven by lower activity across multiple product service lines in Russia combined with lower fluid services and completion tool sales across the region, coupled with reduced cementing activity in Nigeria. These declines were partially offset by increases in completion tool sales and cementing activity in Norway, testing services in Algeria, project management activity in Nigeria, pressure pumping services in Angola, pipeline services in the United Kingdom, and wireline activity across the region.

Middle East/Asia
Middle East/Asia revenue was $3.8 billion in 2021, a 9% decrease compared to 2020. The decrease was primarily from reduced activity across multiple product service lines in Saudi Arabia, Indonesia, and United Arab Emirates, lower completion tool sales and pressure pumping services across the region, and reduced project management activity in India and Iraq. Partially offsetting these decreases were higher project management activity and drilling services in Oman and increased pipeline services in China.

OTHER OPERATING ITEMS

Impairments and other charges. During 2021, we recognized $12 million of net charges. This includes $36 million of depreciation catch-up expense related to assets previously classified as held for sale related to our Pipeline and Process Services business, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of the structured transaction for our North America real estate assets. This compares to $3.8 billion of impairments and other charges recorded in 2020, consisting of asset impairments primarily associated with pressure pumping and drilling equipment, as well as severance and other costs incurred as we adjusted our cost structure during the year. See Note 2 to the consolidated financial statements for further discussion on these charges.

NONOPERATING ITEMS

Loss on early extinguishment of debt. During the year ended December 31, 2020, we recorded a $168 million loss on the early extinguishment of debt, which included a tender premium, unamortized discounts and costs on the retired notes, and tender fees. See Note 9 to the consolidated financial statements for further information.

HAL 2021 FORM 10-K | 28

Table of Contents	Item 7 | Results of Operations in 2021 Compared to 2020
Income tax (provision) benefit. Our tax (provisions) benefits are sensitive to the geographic mix of earnings and our ability to use our deferred tax assets. During 2021, we recorded a total income tax benefit of $216 million on pre-tax income of $1.3 billion, resulting in an effective tax rate of -17.2%. We recorded a tax benefit of approximately $500 million during 2021, primarily due to the partial release of a valuation allowance on our deferred tax assets. This release was based on improved market conditions and reflects our expectation to utilize these deferred tax assets. During 2020, we recorded a total income tax benefit of $278 million on pre-tax loss of $3.2 billion, resulting in an effective tax rate of 8.6%. See Note 11 to the consolidated financial statements for significant drivers of these tax (provisions) benefits.
HAL 2021 FORM 10-K | 29

Table of Contents	Item 7 | Results of Operations in 2020 Compared to 2019
RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019

Information related to the comparison of our operating results between the years 2020 and 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.
HAL 2021 FORM 10-K | 30

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

HAL 2021 FORM 10-K | 31

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

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate, and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest, and penalties, as needed based on this outcome. We provide for uncertain tax positions pursuant to current accounting standards, which prescribe a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The standards also provide guidance for derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Legal and investigation matters
As discussed in Note 10 of our consolidated financial statements, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2021, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

When conducting an impairment test on long-lived assets, other than goodwill, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. This requires some judgment. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the undiscounted cash flows are less than the asset group’s carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. See Note 2 to the consolidated financial statements for further discussion of impairments and other charges.

HAL 2021 FORM 10-K | 32

Table of Contents	Item 7 | Critical Accounting Estimates
We perform our goodwill impairment assessment for each reporting unit, which is the same as our reportable segments, the Completion and Production division and the Drilling and Evaluation division, comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. We estimate the fair value for each reporting unit using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services, and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If market conditions deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record additional impairments of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results. See Note 1 to the consolidated financial statements for our accounting policies related to long-lived assets.

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

At December 31, 2021, our allowance for credit losses totaled $754 million, or 17.8% of notes and accounts receivable before the allowance. At December 31, 2020, our allowance for credit losses totaled $824 million, or 22.5% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable from our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2021 would have resulted in a $42 million adjustment to 2021 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our foreign forward contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2021 would result in a $83 million, pre-tax, loss for our net monetary assets denominated in currencies other than United States dollars. As of December 31, 2021, we did not have any interest rate swaps outstanding.

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

HAL 2021 FORM 10-K | 33

Table of Contents	Item 7 | Environmental Matters
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
HAL 2021 FORM 10-K | 34

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 15 to the consolidated financial statements.

HAL 2021 FORM 10-K | 35

Item 8. Financial Statements and Supplementary Data.

HAL 2021 FORM 10-K | 36

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Lance Loeffler
Jeffrey A. Miller	Lance Loeffler
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2021 FORM 10-K | 37

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognizes deferred tax assets         and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2021, the Company had gross deferred tax assets of $3.8 billion and a related valuation allowance of $0.9 billion.
We identified the evaluation of the realizability of domestic deferred tax assets as a critical audit matter. The evaluation of the realizability of domestic deferred tax assets, specifically related to domestic net operating loss carryforwards and foreign tax credits, required subjective auditor judgment to assess the forecasts of future taxable income over the periods in which those temporary differences become deductible. Changes in assumptions regarding forecasted taxable income, specifically revenue growth rates, could have an impact on the Company’s evaluation of the realizability of the domestic deferred tax assets.
HAL 2021 FORM 10-K | 38

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
February 4, 2022
HAL 2021 FORM 10-K | 39

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 4, 2022
HAL 2021 FORM 10-K | 40

HALLIBURTON COMPANY Consolidated Statements of Operations
	Year Ended December 31
Millions of dollars and shares except per share data	2021	2020	2019
Revenue:
Services	$10,989	$10,203	$16,884
Product sales	4,306	4,242	5,524
Total revenue	15,295	14,445	22,408
Operating costs and expenses:
Cost of services	9,745	9,458	15,684
Cost of sales	3,534	3,442	4,439
Impairments and other charges	12	3,799	2,506
General and administrative	204	182	227
Total operating costs and expenses	13,495	16,881	22,856
Operating income (loss)	1,800	(2,436)	(448)
Interest expense, net of interest income of $60, $38, and $23	(469)	(505)	(569)
Loss on early extinguishment of debt	—	(168)	—
Other, net	(79)	(111)	(105)
Income (loss) before income taxes	1,252	(3,220)	(1,122)
Income tax benefit (provision)	216	278	(7)
Net income (loss)	$1,468	$(2,942)	$(1,129)
Net income attributable to noncontrolling interest	(11)	(3)	(2)
Net income (loss) attributable to company	$1,457	$(2,945)	$(1,131)
Basic and diluted income (loss) per share attributable to company shareholders:
Net income (loss) per share	$1.63	$(3.34)	$(1.29)

Basic and diluted weighted average common shares outstanding	892	881	875
See notes to consolidated financial statements.

HAL 2021 FORM 10-K | 41

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31
Millions of dollars	2021	2020	2019
Net income (loss)	$1,468	$(2,942)	$(1,129)
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	179	(24)	(11)
Other	—	24	3
Other comprehensive income (loss), net of income taxes	179	—	(8)
Comprehensive income (loss)	$1,647	$(2,942)	$(1,137)
Comprehensive income attributable to noncontrolling interest	(11)	(3)	(2)
Comprehensive income (loss) attributable to company shareholders	$1,636	$(2,945)	$(1,139)
See notes to consolidated financial statements.

HAL 2021 FORM 10-K | 42

HALLIBURTON COMPANY Consolidated Balance Sheets
	December 31
Millions of dollars and shares except per share data	2021	2020
Assets
Current assets:
Cash and equivalents	$3,044	$2,563
Receivables (net of allowances for credit losses of $754 and $824)	3,666	3,071
Inventories	2,361	2,349
Other current assets	872	1,492
Total current assets	9,943	9,475
Property, plant, and equipment (net of accumulated depreciation of $11,442 and $11,039)	4,326	4,325
Goodwill	2,843	2,804
Deferred income taxes	2,695	2,166
Operating lease right-of-use assets	934	786
Other assets	1,580	1,124
Total assets	$22,321	$20,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,353	$1,573
Accrued employee compensation and benefits	493	517
Taxes other than income	292	292
Income Taxes Payable	261	216
Current portion of operating lease liabilities	240	251
Current maturities of long-term debt	7	695
Other current liabilities	660	877
Total current liabilities	4,306	4,421
Long-term debt	9,127	9,132
Operating lease liabilities	845	758
Employee compensation and benefits	492	562
Other liabilities	823	824
Total liabilities	15,593	15,697
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,665	2,666
Paid-in capital in excess of par value	32	—
Accumulated other comprehensive loss	(183)	(362)
Retained earnings	9,710	8,691
Treasury stock, at cost (170 and 181 shares)	(5,511)	(6,021)
Company shareholders’ equity	6,713	4,974
Noncontrolling interest in consolidated subsidiaries	15	9
Total shareholders’ equity	6,728	4,983
Total liabilities and shareholders’ equity	$22,321	$20,680
See notes to consolidated financial statements.

HAL 2021 FORM 10-K | 43

HALLIBURTON COMPANY Consolidated Statements of Cash Flows
	Year Ended December 31
Millions of dollars	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,468	$(2,942)	$(1,129)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion, and amortization	904	1,058	1,625
Deferred income tax benefit	(486)	(444)	(396)
Impairments and other charges	12	3,799	2,506
Cash impact of impairments and other charges - severance payments	(47)	(350)	(144)
Changes in assets and liabilities:
Accounts payable	795	(934)	(595)
Receivables	(500)	1,394	636
Inventories	(10)	340	(202)
Other operating activities	(225)	(40)	144
Total cash flows provided by operating activities	1,911	1,881	2,445
Cash flows from investing activities:
Capital expenditures	(799)	(728)	(1,530)
Proceeds from sales of property, plant, and equipment	257	286	190
Proceeds from a structured real estate transaction	87	—	—
Other investing activities	(79)	(44)	(105)
Total cash flows used in investing activities	(534)	(486)	(1,445)
Cash flows from financing activities:
Payments on long-term borrowings	(700)	(1,654)	(13)
Dividends to shareholders	(161)	(278)	(630)
Proceeds from issuance of common stock	79	87	118
Proceeds from issuance of long-term debt, net	—	994	—
Stock repurchase program	—	(100)	(100)
Other financing activities	(56)	(56)	(70)
Total cash flows used in financing activities	(838)	(1,007)	(695)
Effect of exchange rate changes on cash	(58)	(93)	(45)
Increase in cash and equivalents	481	295	260
Cash and equivalents at beginning of year	2,563	2,268	2,008
Cash and equivalents at end of year	$3,044	$2,563	$2,268
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$517	$509	$534
Income taxes	$214	$300	$363
See notes to consolidated financial statements.

HAL 2021 FORM 10-K | 44

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity
	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2018	$2,671	$211	$(6,744)	$13,739	$(355)	$22	$9,544
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,131)	—	2	(1,129)
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Cash dividends ($0.72 per share)	—	—	—	(630)	—	—	(630)
Stock plans	(2)	(67)	417	—	—	—	348
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	(1)	—	11	1	(11)	—
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(2,945)	—	3	(2,942)
Cash dividends ($0.315 per share)	—	—	—	(278)	—	—	(278)
Stock plans	(3)	(143)	506	(75)	—	—	285
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	1,457	—	11	1,468
Other comprehensive income	—	—	—	—	179	—	179
Cash dividends ($0.18 per share)	—	—	—	(161)	—	—	(161)
Stock plans	(1)	32	510	(277)	—	—	264
Other	—	—	—		—	(5)	(5)
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
See notes to consolidated financial statements.

HAL 2021 FORM 10-K | 45

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Basis of presentation
The consolidated financial statements include the accounts of our company and all of our subsidiaries that we control or variable interest entities for which we have determined that we are the primary beneficiary. All material intercompany accounts and transactions are eliminated. Investments in companies in which we do not have a controlling interest, but over which we do exercise significant influence, are accounted for using the equity method of accounting, unless we elect the fair value option. If we do not have significant influence and the investment has no readily determinable fair value, we elect the measurement alternative. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

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

Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers, such as those related to high pressure and high temperature environments, and also develops new products and processes. Research and development costs are expensed as incurred and were $321 million in 2021, $309 million in 2020, and $404 million in 2019.

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

HAL 2021 FORM 10-K | 46

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2019:	$2,039	$773	$2,812
Other	(66)	58	(8)
Balance at December 31, 2020:	$1,973	$831	$2,804
Current year acquisitions	12	—	12
Other	27	—	27
Balance at December 31, 2021:	$2,012	$831	$2,843

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2021, 2020, and 2019, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.

We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from one year to twenty-eight years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks, and customer lists and contracts.

Evaluating impairment of long-lived assets
When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group's undiscounted cash flows are less than its carrying amount, we then determine the asset group's fair value by using a discounted cash flow analysis and recognize any resulting impairment. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale. See Note 2 for further information on impairments and other charges.

Income taxes
We recognize the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.
HAL 2021 FORM 10-K | 47

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

HAL 2021 FORM 10-K | 48

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the years ended December 31, 2021, 2020, and 2019 which are reflected within "Impairments and other charges" on our consolidated statements of operations.

	Year Ended December 31
Millions of dollars	2021	2020	2019
Catch-up depreciation	$36	$—	$—
Severance costs	15	384	172
Long-lived asset impairments	—	2,629	1,603
Inventory costs and write-downs	—	505	458
Joint venture costs	—	—	154
Gain on real estate transaction	(74)	—	—
Other	35	281	119
Total impairments and other charges	$12	$3,799	$2,506

Of the $12 million net charges recorded during the year ended December 31, 2021, a $42 million charge was attributable to our Completion and Production segment, a $9 million charge was attributable to our Drilling and Evaluation segment, and a $39 million net gain was attributable to Corporate and other. During the year ended December 31, 2021, we decided to discontinue the proposed sale of our Pipeline and Process Services business and as a result recorded a $36 million charge for accumulated unrecognized depreciation and amortization expense during the period the associated assets were classified as held for sale. We reclassified this business to assets held and used in the consolidated balance sheet as of September 30, 2021. Beginning October 1, 2021, all depreciation and amortization expense associated with this business was included in operating costs and expenses on our consolidated statements of operations. Additionally, we finalized a structured transaction relating to most of our owned United States real estate. As a result of the transaction, we derecognized $358 million of assets previously held for sale included in Other current assets and recognized an investment in an unconsolidated subsidiary of $349 million included in Other Assets, which resulted in a gain of $74 million, due to specific assets with a carrying amount less than the fair value. We elected to account for our investment under the fair value option using an income approach. We believe the election of the fair value option aligns the accounting treatment with our interest in the real estate held by the unconsolidated subsidiary. As part of the transaction, we completed the sale-leaseback of the same United States real estate, which resulted in an increase of our operating right-of-use assets and operating lease liabilities of $276 million and we received gross cash proceeds of $87 million. Pursuant to a master lease agreement, the properties are subject to initial lease terms of either twelve or fifteen years, we have the option to extend the term on each property for two additional terms of five years each thereafter and the rent payments are subject to an annual rent escalator of 1.35%.

For the year ended December 31, 2020, the $2.6 billion of long-lived asset impairments consisted of the following: $1.0 billion attributable to hydraulic fracturing equipment, the majority of which was located in North America; $297 million related to drilling-related services equipment; $191 million related to right-of-use assets, primarily operating leases; $131 million related to intangible assets; and $394 million associated with other fixed asset impairments. Also included in "Long-lived asset impairments" was $616 million for a fair value adjustment on real estate properties held for sale, primarily related to a contemplated structured transaction for its North America real estate assets due to specific assets with a fair value less than the carrying amount.

For the year ended December 31, 2019, the $1.6 billion of long-lived asset impairments consisted of the following: $759 million attributable to hydraulic fracturing equipment, the majority of which was located in North America; $243 million related to legacy drilling equipment; $215 million related to real estate owned and classified as held for sale; $139 million related to right-of-use assets associated with operating leases; $98 million related to intangible assets; and $148 million of other fixed asset impairments. We also rationalized our portfolio of existing joint ventures and recorded resulting charges within "Joint venture costs" in the table above.

Inventory costs and write-downs in the table above primarily represent disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

HAL 2021 FORM 10-K | 49

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

Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2021	2020	2019
Revenue:
Completion and Production	$8,410	$7,839	$14,031
Drilling and Evaluation	6,885	6,606	8,377
Total revenue	$15,295	$14,445	$22,408
Operating income:
Completion and Production	$1,238	$995	$1,671
Drilling and Evaluation	801	569	642
Total operations	2,039	1,564	2,313
Corporate and other (a)	(227)	(201)	(255)
Impairments and other charges (b)	(12)	(3,799)	(2,506)
Total operating income (loss)	$1,800	$(2,436)	$(448)
Interest expense, net of interest income	$(469)	$(505)	$(569)
Loss on early extinguishment of debt	—	(168)	—
Other, net	(79)	(111)	(105)
Income (loss) before income taxes	$1,252	$(3,220)	$(1,122)
Capital expenditures:
Completion and Production	$402	$314	$800
Drilling and Evaluation	392	410	728
Corporate and other	5	4	2
Total	$799	$728	$1,530
Depreciation, depletion, and amortization:
Completion and Production	$502	$615	$1,049
Drilling and Evaluation	388	430	552
Corporate and other	14	13	24
Total	$904	$1,058	$1,625

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
Impairments and other charges are as follows:
-For the year ended December 31, 2021, amount includes approximately $42 million attributable to Completion and Production, $9 million attributable to Drilling and Evaluation, and a $39 million net gain attributable to Corporate and other.
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

HAL 2021 FORM 10-K | 50

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	December 31
Millions of dollars	2021	2020
Total assets:
Completion and Production (a)	$8,186	$7,924
Drilling and Evaluation (a)	6,606	6,371
Corporate and other (b)	7,529	6,385
Total	$22,321	$20,680

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.

Operations by geographic region
The following tables present information by geographic area. In 2021, 2020, and 2019, based on the location of services provided and products sold, 40%, 38%, and 51%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented. As of December 31, 2021 and December 31, 2020, 50% and 49% of our property, plant, and equipment was located in the United States.

	Year Ended December 31
Millions of dollars	2021	2020	2019
Revenue:
North America	$6,371	$5,731	$11,884
Latin America	2,362	1,668	2,364
Europe/Africa/CIS	2,719	2,813	3,285
Middle East/Asia	3,843	4,233	4,875
Total	$15,295	$14,445	$22,408

	December 31
Millions of dollars	2021	2020
Net property, plant, and equipment:
North America	$2,238	$2,211
Latin America	510	544
Europe/Africa/CIS	584	602
Middle East/Asia	994	968
Total	$4,326	$4,325

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 40%, 38%, and 51% of our consolidated revenue was from the United States for the years ended December 31, 2021, 2020, and 2019, respectively. No other country accounted for more than 10% of our revenue.

HAL 2021 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Year Ended December 31
Millions of dollars	2021	2020	2019
Revenue by segment:
Completion and Production	$8,410	$7,839	$14,031
Drilling and Evaluation	6,885	6,606	8,377
Total revenue	$15,295	$14,445	$22,408
Revenue by geographic region:
North America	$6,371	$5,731	$11,884
Latin America	2,362	1,668	2,364
Europe/Africa/CIS	2,719	2,813	3,285
Middle East/Asia	3,843	4,233	4,875
Total revenue	$15,295	$14,445	$22,408

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

Note 5. Receivables
As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2020, 32% of our net trade receivables were from customers in the United States. Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of December 31, 2021. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

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
HAL 2021 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The table below presents a rollforward of our allowance for credit losses for 2019, 2020 and 2021.

	Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
	Year ended December 31, 2019	$738	$50	$(12)	$776
	Year ended December 31, 2020	776	58	(10)	824
	Year ended December 31, 2021	824	(19)	(51)	754

(a)	Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b)	Includes write-offs, balance sheet reclassifications, and other activity.
(c)	The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

Note 6. Leases
We adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using the optional modified retrospective transition method. The adoption of this standard did not materially impact our consolidated results of operations for the year ended December 31, 2019.

Beginning January 1, 2019, for operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term and accretion of the lease liability, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2021, 2020, and 2019, along with other supplemental information about our existing leases:

	Year Ended December 31
Millions of dollars	2021	2020	2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$20	$19	$19
Interest on lease liabilities	38	32	51
Operating lease cost	274	296	355
Short-term lease cost	27	31	110
Sublease income	(4)	(4)	(5)
Total lease cost	$355	$374	$530

HAL 2021 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	As of December 31
Millions of dollars	2021	2020
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$934	$786
Current portion of operating lease liabilities	240	251
Operating lease liabilities (non-current)	845	758
Finance leases:
Other assets (non-current)	$85	$113
Other current liabilities	26	24
Other liabilities (non-current)	85	118

During the year ended December 31, 2021, we completed a sale-leaseback transaction, which resulted in an increase of our operating right-of-use assets and operating lease liabilities of $276 million. During the year ended December 31, 2020, impairment charges were recorded related to operating and finance lease right-of-use assets totaling $191 million. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges and the sale-leaseback transaction.

	Year Ended December 31
Millions of dollars except years and percentages	2021	2020	2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$307	$299	$316
Operating cash flows from finance leases	38	32	51
Financing cash flows from finance leases	24	21	24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$433	$447	$1,362
Finance leases	6	39	74
Weighted-average remaining lease term:
Operating leases	9.8 years	8.6 years	9.5 years
Finance leases	6.3 years	6.4 years	5.4 years
Weighted-average discount rate for operating leases	4.9%	4.1%	4.4%

The following table summarizes the maturity of our operating and finance leases as of December 31, 2021:

Millions of dollars	Operating Leases	Finance Leases
2022	$288	$63
2023	198	61
2024	136	47
2025	105	36
2026	91	34
Thereafter	624	15
Total lease payments	1,442	256
Less imputed interest	(357)	(145)
Total	$1,085	$111

HAL 2021 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 7. Inventories
Inventories consisted of the following:

	December 31
Millions of dollars	2021	2020
Finished products and parts	$1,380	$1,330
Raw materials and supplies	890	952
Work in process	91	67
Total	$2,361	$2,349

All amounts in the table above are reported net of obsolescence reserves of $114 million at December 31, 2021 and $150 million at December 31, 2020.

During the year ended December 31, 2020, we recorded $505 million of impairment charges related to inventory. These charges primarily consisted of the disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

Note 8. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2021	2020
Land	$120	$120
Buildings and property improvements	1,608	1,652
Machinery, equipment, and other	14,040	13,592
Total	15,768	15,364
Less accumulated depreciation	11,442	11,039
Net property, plant, and equipment	$4,326	$4,325

During the year ended December 31, 2020, a $2.3 billion impairment charge was recorded related to property, plant, and equipment. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2021	2020
1 - 10 years	17%	13%
11 - 20 years	39%	41%
21 - 30 years	24%	21%
31 - 40 years	20%	25%

	Machinery, Equipment, and Other
	2021	2020
1 - 5 years	49%	49%
6 - 10 years	41%	41%
11 - 20 years	10%	10%

HAL 2021 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 9. Debt
Our total debt, including short-term borrowings and current maturities of long-term debt, consisted of the following:

	December 31
Millions of dollars	2021	2020
5.0% senior notes due November 2045	$2,000	$2,000
3.8% senior notes due November 2025	1,000	1,000
4.85% senior notes due November 2035	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
2.92% senior notes due March 2030	1,000	1,000
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
3.5% senior notes due August 2023	600	600
4.5% senior notes due November 2041	500	500
3.25% senior notes due November 2021	—	500
7.6% senior debentures due August 2096	300	300
8.75% senior debentures due February 2021	—	185
6.75% notes due February 2027	104	104
Other	11	20
Unamortized debt issuance costs and discounts	(77)	(82)
Total	9,138	9,827
Short-term borrowings and current maturities of long-term debt	(11)	(695)
Total long-term debt	$9,127	$9,132

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

Senior debt
The $1.0 billion of senior notes issued in March 2020 rank equally with our existing and future senior unsecured indebtedness, have semiannual interest payments and have no sinking fund requirements. We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027 and 7.6% senior debentures due August 2096 may not be redeemed prior to maturity.

We repaid the $185 million principal balance of our 8.75% senior debentures when they matured in February of 2021. In August of 2021, we redeemed the entire $500 million aggregate principal amount outstanding of our 3.25% senior notes at par. The redemption price for the notes consisted of 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest on the notes. We used cash on hand to fun the redemption of the notes.

3.8% senior notes due November 2025 redemption
In January of 2022, we announced that on February 23, 2022, we will redeem $600 million aggregate principal amount of our 3.8% senior notes that mature in November 2025. The aggregate principal amount currently outstanding is approximately $1.0 billion. The redemption price for the notes will consist of the sum of (1) the greater of (a) 100% of the principal amount of the notes outstanding or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the outstanding notes discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points, as determined by an independent investment banker, and (2) accrued and unpaid interest on the notes, if any, up to, but excluding, the redemption date. We plan to use cash on hand to fund the redemption of the notes.
HAL 2021 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.5 billion, which expires in March 2024. The facility is for working capital or general corporate purposes. The full amount of the revolving credit facility was available as of December 31, 2021.

Debt maturities
Our long-term debt matures as follows: $7 million in 2022, $600 million in 2023, no amounts in 2024, $1.0 billion in 2025, which includes the $600 million debt we will redeem on February 23, 2022 as described above, no amounts in 2026, and the remainder thereafter.

Note 10. Commitments and Contingencies
The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, intellectual property, commercial, tax-related matters, and other matters arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any legal or governmental proceeding, claim or investigation, and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2021. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 11. Income Taxes
The components of the (provision) benefit for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2021	2020	2019
Current income taxes:
Federal	$6	$1	$32
Foreign	(270)	(167)	(426)
State	(6)	—	(9)
Total current	(270)	(166)	(403)
Deferred income taxes:
Federal	533	372	383
Foreign	(47)	2	(36)
State	—	70	49
Total deferred	486	444	396
Income tax (provision) benefit	$216	$278	$(7)

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2021	2020	2019
United States	$283	$(3,031)	$(1,517)
Foreign	969	(189)	395
Total	$1,252	$(3,220)	$(1,122)

HAL 2021 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Reconciliations between the actual (provision) benefit for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2021	2020	2019
United States statutory rate	21.0%	21.0%	21.0%
Valuation allowance against tax assets	(44.5)	0.9	(10.7)
Impact of foreign income taxed at different rates	2.5	(1.1)	0.8
Adjustments of prior year taxes	1.3	0.7	13.0
State income taxes	0.1	—	(1.3)
Impact of impairments and other charges	—	(12.3)	(20.9)
Other items, net	2.4	(0.6)	(2.5)
Total effective tax rate on continuing operations	(17.2)%	8.6%	(0.6)%

During the year ended December 31, 2021, we recorded a total income tax benefit of $216 million on pre-tax income of $1.3 billion, resulting in an effective tax rate of -17.2%. The effective tax rate for 2021 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and valuation allowances on some of our deferred tax assets. The decrease in our valuation allowances results from increased future years’ forecasted taxable income before the expiration of foreign tax credits and net operating losses as a direct result of improved energy market conditions that led to the release of approximately $519 million valuation allowance on foreign tax credits.

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2021	2020
Gross deferred tax assets:
Foreign tax credit carryforwards	$1,041	$945
Intangible assets	924	—
Net operating loss carryforwards	736	1,691
Accrued liabilities	292	263
Research and development tax credit carryforwards	203	196
Employee compensation and benefits	166	237
Other	457	469
Total gross deferred tax assets	3,819	3,801
Gross deferred tax liabilities:
Operating lease right-of-use assets	160	86
Depreciation and amortization	131	7
Other	9	155
Total gross deferred tax liabilities	300	248
Valuation allowances	885	1,394
Net deferred income tax asset	$2,634	$2,159

At December 31, 2021, we had $795 million of domestic and foreign tax-effected net operating loss carryforwards, with approximately $59 million estimated to be utilized against our unrecognized tax benefits. In addition, we had approximately $1.2 billion of foreign tax credits carryforwards, the majority of which will begin expiring in tax years after 2024. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses, foreign tax credits, and research and development credits will expire as follows:
HAL 2021 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Millions of dollars	U.S. Net Operating Loss	Foreign Net Operating Loss	Foreign Tax Credits	Research and Development Credit	Total
2022-2026	$2	$133	$668	$—	$803
2027-2031	8	73	510	—	591
2032-2041	52	108	—	203	363
Non-Expiring	9	410	—	—	419
	$71	$724	$1,178	$203	$2,176

During the year ended December 31, 2021, our valuation allowance on deferred tax assets decreased by $509 million, primarily attributable to the release of $519 million associated with foreign tax credits as discussed above.
We have not provided incremental United States income taxes or foreign withholding taxes on undistributed foreign subsidiaries' earnings after December 31, 2017. We generally do not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2019	$417		$67
Change in prior year tax positions	25		11
Change in current year tax positions	29		—
Cash settlements with taxing authorities	(4)		—
Lapse of statute of limitations	(42)		(8)
Balance at December 31, 2019	$425		$70
Change in prior year tax positions	(66)		6
Change in current year tax positions	16		—
Cash settlements with taxing authorities	(3)		—
Lapse of statute of limitations	(17)		(5)
Balance at December 31, 2020	$355	(a)	$71
Change in prior year tax positions	14		4
Change in current year tax positions	14		2
Cash settlements with taxing authorities	(10)		—
Lapse of statute of limitations	(21)		(5)
Balance at December 31, 2021	$352	(a)(b)	$72

(a)
Includes $20 million as of December 31, 2021 and $18 million as of December 31, 2020 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2021 and December 31, 2020, a net $272 million and $224 million without a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $69 million that could be resolved within the next 12 months.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2010. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2020 are currently under review or remain open for review by the U.S. Internal Revenue Service.

HAL 2021 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 12. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2021	2020
Issued	1,066	1,066
In treasury	(170)	(181)
Total shares of common stock outstanding	896	885

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. There were no repurchases made under the program during the year ended December 31, 2021. There were 7.4 million repurchases made under the program during the year ended December 31, 2020. Approximately $5.1 billion remained authorized for repurchases as of December 31, 2021. From the inception of this program in February 2006 through December 31, 2021, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Paid-in Capital in Excess of Par Value
During 2021 and 2020, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $277 million and $75 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2021, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2021	2020
Cumulative translation adjustment	$(85)	$(83)
Defined benefit and other postretirement liability adjustments (a)	(47)	(226)
Other	(51)	(53)
Total accumulated other comprehensive loss	$(183)	$(362)

(a)	Included net actuarial losses for our international pension plans of $49 million at December 31, 2021 and $212 million at December 31, 2020.

HAL 2021 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 13. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2021, 2020, and 2019.
.

	Year Ended December 31
Millions of dollars	2021	2020	2019
Stock-based compensation cost	$214	$218	$257
Tax benefit	(32)	(35)	(48)
Stock-based compensation cost, net of tax	$182	$183	$209

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-    stock options, including incentive stock options and nonqualified stock options;
-    restricted stock awards;
-    restricted stock unit awards;
-    stock appreciation rights; and
-    stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 264 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2021, approximately 29 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).

Each of the active stock-based compensation arrangements is discussed below.

Stock options
There were no stock options granted during 2021 and there are no plans to grant stock options in 2022. The majority of our options have generally been issued during the second quarter of the year. All stock options under the Stock Plan were granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire 10 years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period.

The following table represents our stock options activity during 2021.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	25.9	$40.36
Exercised	(0.1)	23.88
Forfeited/expired	(1.6)	41.54
Outstanding at December 31, 2021	24.2	$40.42	4.6	$0.5
Exercisable at December 31, 2021	21.3	$42.53	4.2	$0.3

The total intrinsic value of options exercised was $315,000 in 2021, $7,000 in 2020, and $2 million in 2019. As of December 31, 2021, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately one year.

Cash received from issuance of common stock was $79 million of which $4 million related to proceeds from exercises of stock options during 2021. Cash received from issuance of common stock was $87 million during 2020 and $118 million during 2019, of which $6 million related to proceeds from exercises of stock options in 2019. The remainder relates to cash proceeds from the issuance of shares related to our employee stock purchase plan.
HAL 2021 FORM 10-K | 61

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

	Year Ended December 31
	2021	2020	2019
Expected term (in years)	0.00	5.39	5.31
Expected volatility	—	33%	31%
Expected dividend yield	—	2.92 - 3.23%	2.25 - 3.88%
Risk-free interest rate	—	1.43 - 1.69%	1.35 - 2.51%
Weighted average grant-date fair value of option	—	$5.41	$5.91

There were no stock options granted for the year ended December 31, 2021.

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

In 2021, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed as compared to certain competitors and a modifier based upon stock performance compared to the Oilfield Services Index (OSX). A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.

The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2021.
.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2021	19.0	$26.32
Granted	9.6	20.94
Vested	(5.4)	30.29
Forfeited	(0.5)	28.32
Nonvested shares at December 31, 2021	22.7	$23.16

The weighted average grant-date fair value of shares granted was $20.94 during 2021, $16.53 during 2020, and $24.75 during 2019. The total fair value of shares vested was $117 million during 2021, $79 million during 2020, and $107 million during 2019. As of December 31, 2021, there was $330 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

HAL 2021 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP in 2021 is equal to 90% (90% in 2020 and 85% in 2019) of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 104 million shares of common stock have been reserved for issuance, of which 69 million shares have been sold through the ESPP since the inception of the plan through December 31, 2021 and 35 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2021	2020	2019
Expected volatility	69%	68%	34%
Expected dividend yield	0.84%	4.89%	3.06%
Risk-free interest rate	0.05%	0.65%	2.20%
Weighted average grant-date fair value per share	$5.01	$3.18	$5.22

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2021	2020	2019
Basic weighted average common shares outstanding	892	881	875
Dilutive effect of awards granted under our stock incentive plans	—	—	—
Diluted weighted average common shares outstanding	892	881	875
Antidilutive shares:
Options with exercise price greater than the average market price	22	27	24
Options which are antidilutive due to net loss position	—	1	1
Total antidilutive shares	22	28	25

Note 15. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	December 31, 2021				December 31, 2020
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$10,518	$527	$11,045	$9,138	$10,856	$700	$11,556	$9,827

The total fair value of our debt decreased during 2021 primarily due to the repayment of senior debentures and notes, the effect of which was partially offset by lower debt yields. The carrying value of our debt decreased as a result of the repayment of senior debentures and notes. See Note 9 for further information.

HAL 2021 FORM 10-K | 63

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options, and interest rate swaps was not material as of December 31, 2021 or December 31, 2020. The counterparties to our derivatives are primarily global commercial and investment banks.

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

Derivatives are not utilized to manage exposures in some currencies due primarily to the lack of available markets, cost considerations, or immaterial exposures (non-hedged currencies). We attempt to minimize foreign currency exposure in non-hedged currencies and recognize that pricing for the services and products offered in these countries should account for the cost of exchange rate devaluations. We have historically incurred transaction losses in non-hedged currencies.

The notional amounts of open foreign exchange derivatives were $637 million at December 31, 2021 and $817 million at December 31, 2020. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2021 and December 31, 2020 is included in “Other current assets” in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our existing long-term debt. Our short-term borrowings do not give rise to significant interest rate risk due to their short-term nature. We had fixed rate long-term debt totaling $9.1 billion at December 31, 2021 and $9.8 billion at December 31, 2020. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates in the aggregate for our debt portfolio.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2021, 34% of net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2020, 32% of net trade receivables were from customers in the United States. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 5 for further information.
HAL 2021 FORM 10-K | 64

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

Note 16. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-    our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $136 million in 2021, $100 million in 2020, and $206 million in 2019. The increase in expense from 2020 to 2021 was due to a headcount increase and the payment of a discretionary contribution for the year ended December 31, 2021.
-    our defined benefit plans, which include both overfunded and underfunded pension plans, define an amount of pension benefit to be provided, usually as a function of age, years of service and/or compensation. The underfunded obligations and net periodic benefit cost of our United States defined benefit plans were not material for the periods presented; and
-    our postretirement plans other than pensions are offered to specific eligible employees. The accumulated benefit obligations and net periodic benefit cost for these plans were not material for the periods presented.

Funded status
For our international pension plans, at December 31, 2021, the projected benefit obligation was $1.1 billion and the fair value of plan assets was $1.2 billion, which resulted in an overfunded obligation of $80 million. At December 31, 2020, the projected benefit obligation was $1.2 billion and the fair value of plan assets was $1.1 billion, which resulted in an underfunded obligation of $152 million. The accumulated benefit obligation for our international plans was $1.0 billion at December 31, 2021 and $1.1 billion at December 31, 2020.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2021	2020
Amounts recognized on the Consolidated Balance Sheets
Other Assets	$265	$45
Accrued employee compensation and benefits	7	8
Employee compensation and benefits	178	189
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$199	$228
Fair value of plan assets	14	31
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$114	$126
Fair value of plan assets	9	25

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

HAL 2021 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$—	$251	$—	$—	$251
Equity funds (b)	—	120	—	—	120
Bond funds (c)	—	405	—	143	548
Alternatives funds (d)	—	—	—	176	176
Real estate funds (e)	—	23	—	23	46
Other investments (f)	3	21	3	—	27
Fair value of plan assets at December 31, 2021	$3	$820	$3	$342	$1,168
Cash and equivalents	$—	$136	$—	$—	$136
Equity funds (b)	—	170	—	—	170
Bond funds (c)	—	319	—	149	468
Alternatives funds (d)	—	4	—	163	167
Real estate funds (e)	—	68	—	28	96
Other investments (f)	5	21	14	—	40
Fair value of plan assets at December 31, 2020	$5	$718	$14	$340	$1,077

(a)	Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plans assets.
(b)	Strategy of equity funds is to invest in diversified funds of global common stocks.
(c)	Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.
(d)	Strategy of alternative funds is to invest in a fund of diversifying investments, including but not limited to reinsurance, commodities, and currencies.
(e)	Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(f)	Other investments primarily include investments in insurance contracts, balanced funds, and government bonds.

Risk management practices for these plans include diversification by issuer, industry, and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 81% of our international pension plans’ projected benefit obligation at December 31, 2021 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the projected liabilities of the plan.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $25 million in 2021, $30 million in 2020, and $23 million in 2019.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2021	2020
Discount rate	2.3%	1.8%
Rate of compensation increase	5.3%	5.9%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2021	2020	2019
Discount rate	1.8%	2.5%	3.3%
Expected long-term return on plan assets	2.7%	3.5%	4.4%
Rate of compensation increase	5.9%	6.0%	5.8%

HAL 2021 FORM 10-K | 66

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $18 million to our international pension plans in 2022.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $43 million in 2022, $41 million in 2023, $42 million in 2024, $44 million in 2025, $46 million in 2026, and an aggregate $256 million in years 2027 through 2031.

HAL 2021 FORM 10-K | 67

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 37 for Management’s Report on Internal Control Over Financial Reporting and page 38 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

Item 9(c). Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

HAL 2021 FORM 10-K | 68

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the executive officers of the Registrant is included under Part I on page 8 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2021,” “Outstanding Equity Awards at Fiscal Year End 2021,” “2021 Option Exercises and Stock Vested,” “2021 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2022 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.” Our independent registered public accounting firm is KPMG LLP, Houston, TX PCAOB ID:185.

HAL 2021 FORM 10-K | 69

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

HAL 2021 FORM 10-K | 70

Table of Contents	Item 15 | Exhibits

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

4.19	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.18).

HAL 2021 FORM 10-K | 71

Table of Contents	Item 15 | Exhibits

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

	4.27	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.26).

	4.28	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.26).

	4.29	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.26).

	4.30	Description of Registrant's Securities (incorporated by reference to Exhibit 4.30 to Halliburton's Form 10-K for the year ended December 31, 2020, File No. 001-03492).

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

HAL 2021 FORM 10-K | 72

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
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 6, 2021, File No. 001-03492).

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

HAL 2021 FORM 10-K | 73

Table of Contents	Item 15 | Exhibits

†	10.20
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.21	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed December 12, 2017, File No. 001-03492).

†	10.22	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.23
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 6, 2021, File No. 001-03492.

†	10.24	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.25	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.26	Form of Restricted Stock Agreement (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 333-258123).

†	10.27	Form of Restricted Stock Unit Agreement (International) (incorporated by reference as Exhibit 99.4 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 333-258123).

†	10.28	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed July 23, 2021, Registration No. 333-258123).

†	10.29	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.30	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.31	Executive Agreement (Lance Loeffler) (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 8-K filed December 11, 2018, File No. 001-03492).

†	10.32
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.33	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.34
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

	10.35
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 7, 2019, File No. 001-03492).

HAL 2021 FORM 10-K | 74

Table of Contents	Item 15 | Exhibits

†	10.36
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.41 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.37
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

†	10.39	Executive Agreement (Van H. Beckwith) (incorporated by reference as Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2020, File No. 001-03492).

*†	10.40	Executive Agreement (Jill D. Sharp).

*†	10.41	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2022:

		Abdulaziz F. Al Khayyal
		William E. Albrecht
		M. Katherine Banks
		Alan M. Bennett
		Milton Carroll
		Murry S. Gerber
		Patricia Hemingway Hall
		Robert A. Malone
		Bhavesh V. Patel

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

HAL 2021 FORM 10-K | 75

Table of Contents	Item 15 | Exhibits

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.
None.

HAL 2021 FORM 10-K | 76

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 4th day of February, 2022.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 4th day of February, 2022.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Lance Loeffler	Executive Vice President and
Lance Loeffler	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2021 FORM 10-K | 77

Signature	Title

* Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

* William E. Albrecht	Director
William E. Albrecht

* M. Katherine Banks	Director
M. Katherine Banks

* Alan M. Bennett	Director
Alan M. Bennett

* Milton Carroll	Director
Milton Carroll

* Murry S. Gerber	Director
Murry S. Gerber

* Patricia Hemingway Hall	Director
Patricia Hemingway Hall

* Robert A. Malone	Director
Robert A. Malone

* Bhavesh V. Patel	Director
Bhavesh V. Patel

/s/ Van H. Beckwith
*By Van H. Beckwith, Attorney-in-fact

HAL 2021 FORM 10-K | 78