Form 10-Q
period 2022-03-31
HALLIBURTON CO
filed 2022-04-22
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐ Yes ☒ No
As of April 15, 2022, there were 901,975,902 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2022	2021
Revenue:
Services	$3,073	$2,463
Product sales	1,211	988
Total revenue	4,284	3,451
Operating costs and expenses:
Cost of services	2,710	2,251
Cost of sales	989	782
Impairments and other charges	22	—
General and administrative	52	48
Total operating costs and expenses	3,773	3,081
Operating income	511	370
Interest expense, net of interest income of $19 and $10	(107)	(125)
Loss on early extinguishment of debt	(42)	—
Other, net	(30)	(22)
Income before income taxes	332	223
Income tax provision	(68)	(52)
Net income	$264	$171
Net income attributable to noncontrolling interest	(1)	(1)
Net income attributable to company	$263	$170

Basic and diluted net income per share	$0.29	$0.19
Basic weighted average common shares outstanding	899	889
Diluted weighted average common shares outstanding	903	889
See notes to condensed consolidated financial statements.
HAL Q1 2022 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2022	2021
Net income	$264	$171
Other comprehensive income, net of income taxes	5	—
Comprehensive income	$269	$171
Comprehensive income attributable to noncontrolling interest	(1)	(1)
Comprehensive income attributable to company shareholders	$268	$170
See notes to condensed consolidated financial statements.

HAL Q1 2022 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and equivalents	$2,154	$3,044
Receivables (net of allowances for credit losses of $751 and $754)	4,026	3,666
Inventories	2,578	2,361
Other current assets	959	872
Total current assets	9,717	9,943
Property, plant, and equipment (net of accumulated depreciation of $11,594 and $11,442)	4,270	4,326
Goodwill	2,850	2,843
Deferred income taxes	2,743	2,695
Operating lease right-of-use assets	913	934
Other assets	1,580	1,580
Total assets	$22,073	$22,321
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,561	$2,353
Accrued employee compensation and benefits	434	493
Taxes other than income	267	292
Income tax payable	267	261
Current portion of operating lease liabilities	237	240
Other current liabilities	678	667
Total current liabilities	4,444	4,306
Long-term debt	8,530	9,127
Operating lease liabilities	815	845
Employee compensation and benefits	460	492
Other liabilities	791	823
Total liabilities	15,040	15,593
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,665	2,665
Paid-in capital in excess of par value	—	32
Accumulated other comprehensive loss	(178)	(183)
Retained earnings	9,780	9,710
Treasury stock, at cost (165 and 170 shares)	(5,250)	(5,511)
Company shareholders’ equity	7,017	6,713
Noncontrolling interest in consolidated subsidiaries	16	15
Total shareholders’ equity	7,033	6,728
Total liabilities and shareholders’ equity	$22,073	$22,321
See notes to condensed consolidated financial statements.

HAL Q1 2022 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	$264	$171
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	232	226
Accrued employee benefits	(87)	(67)
Impairments and other charges	22	—
Changes in assets and liabilities:
Receivables	(368)	(145)
Inventories	(225)	(1)
Accounts payable	207	205
Other operating activities	(95)	(186)
Total cash flows provided by (used in) operating activities	(50)	203
Cash flows from investing activities:
Capital expenditures	(189)	(104)
Proceeds from sales of property, plant, and equipment	56	58
Other investing activities	(22)	(16)
Total cash flows used in investing activities	(155)	(62)
Cash flows from financing activities:
Payments on long-term borrowings	(640)	(188)
Dividends to shareholders	(108)	(40)
Other financing activities	80	5
Total cash flows used in financing activities	(668)	(223)
Effect of exchange rate changes on cash	(17)	(35)
Decrease in cash and equivalents	(890)	(117)
Cash and equivalents at beginning of period	3,044	2,563
Cash and equivalents at end of period	$2,154	$2,446
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$261	$138
Income taxes	$78	$54
See notes to condensed consolidated financial statements.

HAL Q1 2022 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2021 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2022 and the results of our operations for the three months ended March 31, 2022 and 2021, and our cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three months ended March 31, 2022 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

During the first quarter of 2022, we recorded a pre-tax charge of $22 million primarily related to the write down of all our assets in Ukraine due to the ongoing conflict between Russia and Ukraine and our decision to cease our operations in Ukraine. Included in this charge is a $16 million allowance for credit loss as we do not expect to collect our receivables in Ukraine. This charge is included in "Impairments and other charges" on our condensed consolidated statements of operations for the three months ended March 31, 2022. There were no impairments or other charges recorded in the first quarter of 2021.

As a result of the ongoing conflict, we determined these events constituted a triggering event for certain of our long-lived asset groups. We performed a step one recoverability analysis of our long-lived asset groups impacted, which indicated that the asset groups carrying value was recoverable as of March 31, 2022, and as a result no impairment was deemed necessary at this time.

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

HAL Q1 2022 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2022	2021
Revenue:
Completion and Production	$2,353	$1,870
Drilling and Evaluation	1,931	1,581
Total revenue	$4,284	$3,451
Operating income:
Completion and Production	$296	$252
Drilling and Evaluation	294	171
Total operations	590	423
Corporate and other (a)	(57)	(53)
Impairments and other charges (b)	(22)	—
Total operating income	$511	$370
Interest expense, net of interest income	(107)	(125)
Loss on early extinguishment of debt (c)	(42)	—
Other, net	(30)	(22)
Income before income taxes	$332	$223

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three months ended March 31, 2022, amount includes a $6 million charge attributable to Completions and Production, a $17 million charge attributable to Drilling and Evaluation, and a $1 million gain attributable to Corporate and other.

(c)	For the three months ended March 31, 2022, amount consists of a $42 million loss on the early redemption of senior notes.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 43% and 39% of our consolidated revenue was from the United States for the three months ended March 31, 2022 and 2021, respectively. No other country accounted for more than 10% of our revenue.

HAL Q1 2022 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

Millions of dollars	Three Months Ended March 31
Revenue by segment:	2022	2021
Completion and Production	$2,353	$1,870
Drilling and Evaluation	1,931	1,581
Total revenue	$4,284	$3,451
Revenue by geographic region:
North America	$1,925	$1,404
Latin America	653	535
Europe/Africa/CIS	677	634
Middle East/Asia	1,029	878
Total revenue	$4,284	$3,451

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

Receivables
As of March 31, 2022, 35% of our net trade receivables were from customers in the United States and 12% were from customers in Mexico. As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 11% and 10% of our total receivables as of March 31, 2022 and December 31, 2021, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

Although the market environment has been improving, we continue to have risk of delayed customer payments and payment defaults associated with customer liquidity issues. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q1 2022 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2022	December 31, 2021
Finished products and parts	$1,524	$1,380
Raw materials and supplies	941	890
Work in process	113	91
Total	$2,578	$2,361

Note 6. Debt

In February of 2022, we redeemed $600 million aggregate principal amount of our $1.0 billion 3.8% senior notes that mature in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in "Loss on early extinguishment of debt" in our condensed consolidated statements of operations for the three months ended March 31, 2022. We used cash on hand to fund the aggregate redemption price of the notes, which included the principal amount, the make-whole premium, and accrued interest, in the amount of $641 million. The remaining $400 million aggregate principal amount of the notes remains outstanding.

HAL Q1 2022 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2022 and March 31, 2021, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	263	—	1	264
Other comprehensive income	—	—	—	—	5	—	5
Cash dividends ($0.12 per share)	—	—	—	(108)	—	—	(108)
Stock plans (a)	—	(32)	261	(85)	—	—	144
Balance at March 31, 2022	$2,665	$—	$(5,250)	$9,780	$(178)	$16	$7,033

(a)
In the first quarter of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $85 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

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

(a)
In January of 2021, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $112 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three months ended March 31, 2022. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2022. From the inception of this program in February of 2006 through March 31, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2022	December 31, 2021
Cumulative translation adjustments	$(84)	$(85)
Defined benefit and other postretirement liability adjustments	(48)	(47)
Other	(46)	(51)
Total accumulated other comprehensive loss	$(178)	$(183)

HAL Q1 2022 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Commitments and Contingencies

The Company is subject to various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, intellectual property, commercial, tax, and other matters arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any legal or governmental proceeding, claim or investigation, and no assurance can be given as to the outcome of these proceedings.

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2022	2021
Basic weighted average common shares outstanding	899	889
Dilutive effect of awards granted under our stock incentive plans	4	—
Diluted weighted average common shares outstanding	903	889

Antidilutive shares:
Options with exercise price greater than the average market price	16	26
Total antidilutive shares	16	26

Note 10. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	March 31, 2022				December 31, 2021
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$9,372	$126	$9,498	$8,534	$10,518	$527	$11,045	$9,138

In the first three months of 2022, the fair value of our debt decreased as a result of the early redemption of senior notes and higher debt yields. The carrying value of our debt decreased as a result of the early redemption of senior notes. See Note 6 for further information.

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
HAL Q1 2022 FORM 10-Q | 10

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
-maximize value and cash flows in our North America business;
-accelerate the deployment and integration of digitalization and automation technologies that create differentiation, both internally and for our customers;
-drive increased capital efficiencies in all parts of our business; and
-actively participate in advancing a sustainable energy future.

The following charts depict revenue split between our two operating segments and our four primary geographic regions for the quarter ended March 31, 2022.
HAL Q1 2022 FORM 10-Q | 11

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions, COVID-19 pandemic, and Russia/Ukraine Conflict
Oil and natural gas prices continue to be impacted by the efforts to contain COVID-19, the pace of economic recovery, and changes to OPEC+ production levels. There is increased economic optimism as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions continue to deal with a rising number of COVID-19 cases. In addition, Russia’s invasion of Ukraine has led to regional instability as discussed below. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. West Texas Intermediate (WTI) oil prices have recovered to pre-pandemic levels, averaging approximately $94 per barrel during the first quarter of 2022. The U.S. land average rig count continues to be well below pre-pandemic levels, but rose 13% in the first quarter of 2022 compared to the fourth quarter of 2021. The Brent crude oil price averaged over $100 per barrel during the first quarter of 2022 and the international average rig count increased 1% as compared to the fourth quarter of 2021. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has increased. Also, while we have been impacted by inflationary cost increases in the United States, primarily related to frac sand and logistics costs, we generally try to pass much of those increases on to our customers and have effective solutions that work to minimize the operational impact.

In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. Under the current sanctions, we are required to wind down certain contracts in Russia by May 15, 2022. The total net book value of our assets in Russia at March 31, 2022 was approximately $340 million, and as described in Note 2 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact our assets in Russia, which could cause us to take a charge related to those assets.

The invasion of and ongoing conflict in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, and other markets in which we operate. Litigation may result, both by us in the event of any expropriation or nationalization of our assets and by others against us as a result of our wind down due to sanctions compliance. We may also incur employee severance costs in connection with the wind down. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of 2021 and 2022.

HAL Q1 2022 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
During the first quarter of 2022, we generated total company revenue of $4.3 billion, a 24% increase as compared to the first quarter of 2021. We reported operating income of $511 million during the first quarter of 2022 that included $22 million of impairments and other charges. This compares to operating income of $370 million during the first quarter of 2021. Our Completion and Production segment revenue increased 26% in the first quarter of 2022 as compared to the first quarter of 2021, primarily due to increased pressure pumping services in North America land, while margins decreased primarily from sand delivery disruptions in North America land and normal seasonal first quarter weakness in pipeline services. Our Drilling and Evaluation segment revenue increased 22% in the first quarter of 2022 as compared to the first quarter of 2021, driven primarily by improvements in drilling-related services activity globally, and operating margins improved primarily from increased high margin activity from our directional drilling, project management, and wireline businesses.

In North America, our revenue increased 37% in the first quarter of 2022, as compared to the first quarter of 2021, driven by increased pressure pumping services in North America land, as well as increased activity in most other product service lines. While the average North America rig count increased 64% from the first quarter of 2021, it is still below pre-pandemic levels.

Revenue in our international markets increased 15% in the first quarter of 2022, as compared to the first quarter of 2021, primarily driven by higher activity for drilling and completions related services across all regions. The international rig count increased 18% in the first quarter of 2022 as compared to the first quarter of 2021.

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements, using innovation and technology to reduce the environmental impact of producing oil and gas. As such, we are continuing to develop and deploy low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs, our clean energy accelerator, added three new companies in the first quarter of 2022, bringing the total number of participants and alumni to fifteen.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”
HAL Q1 2022 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had $2.2 billion of cash and equivalents, compared to $3.0 billion of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during the first three months of 2022
Uses of cash:
•Cash usage from operating activities was $50 million, which included a negative net impact of $386 million from the primary components of our working capital (receivables, inventories, and accounts payable).
•In February of 2022, we paid $641 million to redeem $600 million aggregate principal amount of our 3.8% senior notes due 2025. The payment also included the make-whole premium and accrued interest.
•Capital expenditures were $189 million.
•We paid $108 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with significant flexibility to increase or decrease our capital expenditures based on market conditions. We expect capital spending for the full year 2022 will be approximately $1 billion. We believe this level of spend will allow us to adequately invest in key strategic areas. However, we will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

Our first quarter of 2022 dividend rate was $0.12 per common share as announced by our Board of Directors in January of 2022. We expect dividend payments to remain approximately the same in the second quarter of 2022 and we will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of debt reduction and, as market conditions evolve, reinvesting in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred during the first quarter of 2022 under this program. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2022 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2022, we had $2.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility. We believe we have a manageable debt maturity profile, with approximately $1.1 billion coming due through the end of 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have in place agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of March 31, 2022, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to risk that our customers may delay or fail to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we have experienced delayed customer payments and payment defaults associated with customer liquidity issues.
HAL Q1 2022 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources

Receivables from our primary customer in Mexico accounted for approximately 11% of our total receivables as of March 31, 2022. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.

HAL Q1 2022 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2022, based upon the location of the services provided and products sold, 43% of our consolidated revenue was from the United States, compared to 39% of consolidated revenue from the United States in the first three months of 2021. No other country accounted for more than 10% of our revenue.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, many of our customers in North America have shifted their strategy from production growth to operating within cash flow and generating returns, and we generally expect that to continue throughout 2022. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended March 31		Year Ended December 31
	2022	2021	2021
Oil price - WTI (1)	$94.45	$57.79	$67.99
Oil price - Brent (1)	100.30	60.82	70.68
Natural gas price - Henry Hub (2)	4.66	3.56	3.91

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended March 31		Year Ended December 31
	2022	2021	2021
U.S. Land	619	378	465
U.S. Offshore	16	15	15
Canada	198	145	132
North America	833	538	612
International	823	698	755
Worldwide total	1,656	1,236	1,367

Business outlook
According to the United States Energy Information Administration (EIA) April 2022 "Short Term Energy Outlook," the Brent spot price is expected to average $108 for the second quarter of 2022, with an expected full year average of $103, a rise of approximately $32 per barrel, or 45%, as compared to the full year 2021. According to the EIA, WTI prices are expected to average $102 per barrel in the second quarter of 2022 and $98 per barrel for the full year 2022. The EIA's 2022 WTI forecast for 2022 would result in an increase of $30 per barrel, or 44%, compared to the full year 2021. The 2023 price forecasts are highly uncertain at this point, in part due to Russian sanctions and the continuing conflict in Ukraine, but the EIA expects an average Brent spot price of $93 per barrel in 2023.

HAL Q1 2022 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
The EIA April 2022 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $5.68 per MMBtu during the second quarter of 2022 and $5.23 per MMBtu for the full year 2022, and to decrease to $4.01 per MMBtu in 2023. The 2023 forecasted decline in prices reflects expectations that storage levels will be higher during 2023 as compared to 2022.

Per the International Energy Agency's (IEA) April 2022 "Oil Market Report", surging COVID-19 cases and mobility restrictions in Asia have led to a downward revision in global oil demand expectations for the second quarter of 2022 and for the full year of 2022. Also according to the IEA, OPEC+ countries have stated they do not believe there is a supply shortage and therefore they intend to maintain their output targets. The IEA forecasts global oil demand to average 99.4 million barrels per day in 2022, a 1.9 million barrel per day increase from 2021. The EIA projects crude oil production in the United States will average 12.01 million barrels per day in 2022, an approximate 7% increase from 2021, and to average 12.95 million barrels per day in 2023, an increase of 8% from 2022.

We expect oil and gas demand will grow over the next several years driven by economic expansion, energy security concerns, and population growth. We believe supply dynamics have fundamentally changed due to investor return requirements, public Environmental, Social, and Governance (ESG) commitments, and regulatory pressure, all of which contribute to making it more difficult for operators to commit to long-cycle hydrocarbon investments and instead drive investment flexibility through short-cycle production strategies. There are important exceptions where successful long-term projects will be developed, but we believe that most investments will be directed towards short-cycle activity over the next several years.

Internationally, we continue to believe our customers’ spend will increase in the range of 14% to 16 % this year and that international activity will gain momentum in the second quarter of 2022 led by the Middle East and Latin America and further accelerate in the second half of 2022. In North America, we expect net pricing improvement across all of our product service lines and customer spending to increase by over 35% this year.

HAL Q1 2022 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)
RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Completion and Production	$2,353	$1,870	$483	26%
Drilling and Evaluation	1,931	1,581	350	22
Total revenue	$4,284	$3,451	$833	24%

By geographic region:
North America	$1,925	$1,404	$521	37%
Latin America	653	535	118	22
Europe/Africa/CIS	677	634	43	7
Middle East/Asia	1,029	878	151	17
Total revenue	$4,284	$3,451	$833	24%

Operating income:	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Completion and Production	$296	$252	$44	17%
Drilling and Evaluation	294	171	123	72
Total	590	423	167	39
Corporate and other	(57)	(53)	(4)	(8)
Impairments and other charges	(22)	—	(22)	n/m
Total operating income	$511	$370	$141	38%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first quarter of 2022 was $2.4 billion, an increase of $483 million, or 26%, when compared to the first quarter of 2021, while operating income was $296 million, an increase of $44 million, or 17%. These results were driven by increased pressure pumping services and artificial lift activity in the Western Hemisphere, higher completion tool sales throughout the Western Hemisphere and the Middle East, increased cementing activity in Africa and Middle East/Asia, and improved well intervention services in North America land and the Eastern Hemisphere. These improvements were partially offset by lower activity across multiple product service lines in Europe and lower completion tool sales throughout Asia.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2022 was $1.9 billion, an increase of $350 million, or 22%, when compared to the first quarter of 2021, while operating income was $294 million, an increase of $123 million, or 72%. These results were due to increased drilling-related services globally, improved wireline activity in North America land, Latin America, and the Middle East, increased testing services internationally, and higher project management activity in Latin America, India, and Oman. Partially offsetting these increases were lower project management activity in Iraq, as well as lower fluid services in the Caribbean, Brunei, and Mozambique. Operating margins improved primarily from increased high margin activity from our directional drilling, project management, and wireline businesses.

HAL Q1 2022 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)
Geographic Regions

North America
North America revenue in the first quarter of 2022 was $1.9 billion, a 37% increase compared to the first quarter of 2021. This increase was primarily driven by increased pressure pumping activity and drilling-related services in North America land, higher stimulation, artificial lift, and drilling-related activity in Canada, and higher completion tool sales in the Gulf of Mexico. These increases were partially offset by reduced fluid services in the Gulf of Mexico.

Latin America
Latin America revenue in the first quarter of 2022 was $653 million, a 22% increase compared to the first quarter of 2021 due to improved activity across multiple product service lines in Brazil, Argentina, and Mexico, increased well construction services in Colombia, higher completion tool sales in Guyana, improved project management activity in Ecuador and Colombia, increased testing services and wireline activity across the region, and increased artificial lift activity in Ecuador. Partially offsetting these increases were reduced fluid services in the Caribbean and lower project management and stimulation activity in Mexico.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2022 was $677 million, a 7% increase compared to the first quarter of 2021. This improvement was primarily driven by higher activity across multiple product service lines in Egypt, increased drilling-related activity in Azerbaijan, increased well intervention and testing services across the region, improved well construction services in West Africa, and higher completion tool sales and cementing activity in Angola. These increases were partially offset by reduced activity across multiple product service lines in the United Kingdom, reduced well construction services and completion tool sales in Norway, and decreased fluid services in Mozambique.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2022 was $1.0 billion, a 17% increase compared to the first quarter of 2021, resulting from improved well construction services in Saudi Arabia and Oman, increased wireline activity and completion tool sales in the Middle East, and increased testing services across the region. These increases were partially offset by reduced project management activity in Iraq, lower completion tool sales throughout Asia, decreased fluid services in Brunei, and lower stimulation activity in Bangladesh.

Other Operating Items

Impairments and other charges. During the three months ended March 31, 2022, we recognized a pre-tax charge of $22 million, primarily related to the write down of all of our assets in Ukraine, including $16 million in receivables, due to the ongoing conflict in Ukraine. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the three months ended March 31, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes, which included premiums and unamortized expenses. See Note 6 to the condensed consolidated financial statements for further information.

Effective tax rate. During the three months ended March 31, 2022, we recorded a total income tax provision of $68 million on a pre-tax income of $332 million, resulting in an effective tax rate of 20.5% for the quarter. During the three months ended March 31, 2021, we recorded a total income tax provision of $52 million on a pre-tax income of $223 million, resulting in an effective tax rate of 23.5%.

HAL Q1 2022 FORM 10-Q | 19

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2021.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q1 2022 FORM 10-Q | 20

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. During 2014, the United States and European Union imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restrict the provision of United States and European Union goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. These sanctions resulted in our winding down and ending work on two projects in Russia in 2014 and have prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies.

In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. Under the current sanctions, we are required to wind down certain contracts in Russia by May 15, 2022. The total net book value of our assets in Russia at March 31, 2022 was approximately $340 million, and as described in Note 2 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact our assets in Russia, which could cause us to take a charge related to those assets.
HAL Q1 2022 FORM 10-Q | 21

Table of Contents	Part II. Item 1(a) | Risk Factors

The invasion of and ongoing conflict in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, and other markets in which we operate. Litigation may result, both by us in the event of any expropriation or nationalization of our assets and by others against us as a result of our wind down due to sanctions compliance. We may also incur employee severance costs in connection with the wind down. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.

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

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, and loss of import and export privileges. In addition, we may be subject to investigations by governmental authorities.

Our activities outside of the United States, including in Russia, Ukraine, and Venezuela, expose us to various legal, social, economic, and political issues which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	211,111	$24.81	—	$5,100,008,081
February 1 - 28	29,993	$27.90	—	$5,100,008,081
March 1 - 31	44,990	$36.49	—	$5,100,008,081
Total	286,094	$26.97	—

(a)
All of the 286,094 shares purchased during the three-month period ended March 31, 2022 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of March 31, 2022. From the inception of this program in February of 2006 through March 31, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion. We did not repurchase any shares under this program during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

HAL Q1 2022 FORM 10-Q | 22

Table of Contents	Part II. Item 3 | Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures

Our barite and bentonite mining operations, in support of our fluids services business, are subject to regulation by the U.S. Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

HAL Q1 2022 FORM 10-Q | 23

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

*†	10.1	Amendment effective January 1, 2022, to Halliburton Annual Performance Pay Plan, as amended and restated effective as of January 1, 2019.

*†	10.2	Amendment effective January 1, 2020, to Halliburton Company Performance Unit Program, as amended and restated effective as of January 1, 2019.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q1 2022 FORM 10-Q | 24

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Lance Loeffler	/s/ Charles E. Geer, Jr.
Lance Loeffler	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 22, 2022

HAL Q1 2022 FORM 10-Q | 25