Form 10-Q
period 2022-06-30
HALLIBURTON CO
filed 2022-07-22
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes ☒ No
As of July 15, 2022, there were 906,944,331 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2022	2021	2022	2021
Revenue:
Services	$3,686	$2,683	$6,759	$5,146
Product sales	1,388	1,024	2,599	2,012
Total revenue	5,074	3,707	9,358	7,158
Operating costs and expenses:
Cost of services	3,123	2,370	5,833	4,621
Cost of sales	1,166	852	2,155	1,634
Impairments and other charges	344	—	366	—
General and administrative	67	51	119	99
Total operating costs and expenses	4,700	3,273	8,473	6,354
Operating income	374	434	885	804
Interest expense, net of interest income of $24, $14, $43, and $24	(101)	(120)	(208)	(245)
Loss on early extinguishment of debt	—	—	(42)	—
Other, net	(42)	(19)	(72)	(41)
Income before income taxes	231	295	563	518
Income tax provision	(114)	(65)	(182)	(117)
Net income	$117	$230	$381	$401
Net income attributable to noncontrolling interest	(8)	(3)	(9)	(4)
Net income attributable to company	$109	$227	$372	$397

Basic and diluted net income per share	$0.12	$0.26	$0.41	$0.45
Basic weighted average common shares outstanding	904	890	902	889
Diluted weighted average common shares outstanding	909	890	906	889
See notes to condensed consolidated financial statements.
HAL Q2 2022 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2022	2021	2022	2021
Net income	$117	$230	$381	$401
Other comprehensive income (loss), net of income taxes	(1)	2	4	2
Comprehensive income	$116	$232	$385	$403
Comprehensive income attributable to noncontrolling interest	(8)	(3)	(9)	(4)
Comprehensive income attributable to company shareholders	$108	$229	$376	$399
See notes to condensed consolidated financial statements.

HAL Q2 2022 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and equivalents	$2,226	$3,044
Receivables (net of allowances for credit losses of $746 and $754)	4,390	3,666
Inventories	2,654	2,361
Other current assets	992	872
Total current assets	10,262	9,943
Property, plant, and equipment (net of accumulated depreciation of $11,354 and $11,442)	4,165	4,326
Goodwill	2,828	2,843
Deferred income taxes	2,703	2,695
Operating lease right-of-use assets	894	934
Other assets	1,593	1,580
Total assets	$22,445	$22,321
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,794	$2,353
Accrued employee compensation and benefits	513	493
Taxes other than income	337	292
Current portion of operating lease liabilities	227	240
Income tax payable	205	261
Other current liabilities	690	667
Total current liabilities	4,766	4,306
Long-term debt	8,525	9,127
Operating lease liabilities	786	845
Employee compensation and benefits	466	492
Other liabilities	754	823
Total liabilities	15,297	15,593
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,665	2,665
Paid-in capital in excess of par value	—	32
Accumulated other comprehensive loss	(179)	(183)
Retained earnings	9,617	9,710
Treasury stock, at cost (159 and 170 shares)	(4,973)	(5,511)
Company shareholders’ equity	7,130	6,713
Noncontrolling interest in consolidated subsidiaries	18	15
Total shareholders’ equity	7,148	6,728
Total liabilities and shareholders’ equity	$22,445	$22,321
See notes to condensed consolidated financial statements.

HAL Q2 2022 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	$381	$401
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	470	449
Impairments and other charges	366	—
Changes in assets and liabilities:
Receivables	(930)	(306)
Accounts payable	491	323
Inventories	(371)	(6)
Other operating activities	(81)	(249)
Total cash flows provided by operating activities	326	612
Cash flows from investing activities:
Capital expenditures	(410)	(295)
Proceeds from sales of property, plant, and equipment	116	105
Other investing activities	(54)	(31)
Total cash flows used in investing activities	(348)	(221)
Cash flows from financing activities:
Payments on long-term borrowings	(642)	(192)
Dividends to shareholders	(217)	(80)
Other financing activities	116	4
Total cash flows used in financing activities	(743)	(268)
Effect of exchange rate changes on cash	(53)	(28)
Increase/(Decrease) in cash and equivalents	(818)	95
Cash and equivalents at beginning of period	3,044	2,563
Cash and equivalents at end of period	$2,226	$2,658
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$244	$261
Income taxes	$190	$123
See notes to condensed consolidated financial statements.

HAL Q2 2022 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2022 and the results of our operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and six months ended June 30, 2022 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The following table presents various pre-tax charges we recorded during the three and six months ended June 30, 2022, primarily due to the ongoing conflict between Russia and Ukraine. These charges are reflected within "Impairments and other charges" on our condensed consolidated statements of operations.

	Three Months Ended June 30	Six Months Ended June 30
Millions of dollars	2022	2022
Receivables	$186	$202
Property, plant, and equipment, net	100	100
Inventory	70	70
Other	(12)	(6)
Total impairments and other charges	$344	$366

During the second quarter of 2022, due to Russia's invasion of Ukraine and resulting sanctions imposed on Russia, we made the decision to sell our Russian operations. We executed a non-binding letter of intent with our Russian employee group in May of 2022 for the divestiture of the Russian operations and are in the process of negotiating definitive documentation related to this divestiture. The net assets to be sold (i.e., the disposal group) met the held for sale criteria and as a result, we wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million. The resulting value of the disposal group held for sale was $1. The anticipated divestiture is not presented as discontinued operations in our condensed consolidated statements of operations because it does not represent a strategic shift in our business. Of these impairments and other charges, approximately $131 million was attributable to our Completion and Production segment, approximately $178 million was attributable to our Drilling and Evaluation segment, and $35 million was selling costs and was attributable to Corporate and other.

HAL Q2 2022 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
During the first quarter of 2022, we recorded a pre-tax charge of $22 million primarily related to the write down of all our assets in Ukraine as part of our decision to cease our operations in Ukraine. Included in this charge is a $16 million allowance for credit loss as we do not expect to collect our receivables in Ukraine.

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

The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2022	2021	2022	2021
Revenue:
Completion and Production	$2,911	$2,048	$5,264	$3,918
Drilling and Evaluation	2,163	1,659	4,094	3,240
Total revenue	$5,074	$3,707	$9,358	$7,158
Operating income:
Completion and Production	$499	$317	$795	$569
Drilling and Evaluation	286	175	580	346
Total operations	785	492	1,375	915
Corporate and other (a)	(67)	(58)	(124)	(111)
Impairments and other charges (b)	(344)	—	(366)	—
Total operating income	$374	$434	$885	$804
Interest expense, net of interest income	(101)	(120)	(208)	(245)
Loss on early extinguishment of debt (c)	—	—	(42)	—
Other, net	(42)	(19)	(72)	(41)
Income before income taxes	$231	$295	$563	$518

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three and six months ended June 30, 2022 respectively, the amounts include $131 million and $136 million charges attributable to Completions and Production, and $178 million and $195 million charges attributable to Drilling and Evaluation, and a $35 million charge attributable to Corporate and other for both periods.

(c)	For the six months ended June 30, 2022, amount consists of a $42 million loss on the early redemption of senior notes.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 44% and 40% of our consolidated revenue was from the United States for the six months ended June 30, 2022 and 2021, respectively. No other country accounted for more than 10% of our revenue.
HAL Q2 2022 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

The following table presents information on our disaggregated revenue.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2022	2021	2022	2021
Revenue by segment:
Completion and Production	$2,911	$2,048	$5,264	$3,918
Drilling and Evaluation	2,163	1,659	4,094	3,240
Total revenue	$5,074	$3,707	$9,358	$7,158
Revenue by geographic region:
North America	$2,426	$1,569	$4,351	$2,973
Latin America	758	534	1,411	1,069
Europe/Africa/CIS	718	679	1,395	1,313
Middle East/Asia	1,172	925	2,201	1,803
Total revenue	$5,074	$3,707	$9,358	$7,158

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

Receivables
As of June 30, 2022, 40% of our net trade receivables were from customers in the United States and 9% were from customers in Mexico. As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 8% and 10% of our total receivables as of June 30, 2022 and December 31, 2021, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

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

HAL Q2 2022 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2022	December 31, 2021
Finished products and parts	$1,586	$1,380
Raw materials and supplies	945	890
Work in process	123	91
Total	$2,654	$2,361

Note 6. Debt

In February of 2022, we redeemed $600 million aggregate principal amount of our $1.0 billion 3.8% senior notes that mature in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in "Loss on early extinguishment of debt" in our condensed consolidated statements of operations for the six months ended June 30, 2022. We used cash on hand to fund the aggregate redemption price of the notes, which included the principal amount, the make-whole premium, and accrued interest, in the amount of $641 million. The remaining $400 million aggregate principal amount of the notes remains outstanding.

On April 27, 2022, we entered into a new $3.5 billion five-year revolving credit facility which replaced our $3.5 billion revolving credit facility established in March 2019. The revolving credit facility is for general working capital purposes and expires on April 27, 2027. The full amount of the revolving credit facility was available as of June 30, 2022.

Note 7. Income Taxes

During the three months ended June 30, 2022, we recorded a total income tax provision of $114 million on a pre-tax income of $231 million, resulting in an effective tax rate of 49.3% for the quarter. The effective tax rate was higher primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

During the six months ended June 30, 2022, we recorded a total income tax provision of $182 million on a pre-tax income of $563 million, resulting in an effective tax rate of 32.2%. The effective tax rate was higher primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q2 2022 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2022 and June 30, 2021, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	263	—	1	264
Other comprehensive income	—	—	—	—	5	—	5
Cash dividends ($0.12 per share)	—	—	—	(108)	—	—	(108)
Stock plans (a)	—	(32)	261	(85)	—	—	144
Balance at March 31, 2022	$2,665	$—	$(5,250)	$9,780	$(178)	$16	$7,033
Comprehensive income (loss):
Net income	—	—	—	109	—	8	117
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Cash dividends ($0.12 per share)	—	—	—	(109)	—	—	(109)
Stock plans	—	—	277	(163)	—	—	114
Other	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	$2,665	$—	$(4,973)	$9,617	$(179)	$18	$7,148

(a)
In the first and second quarter of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced below zero, which resulted in a reduction of retained earnings by $85 million and $163 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

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

HAL Q2 2022 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three and six months ended June 30, 2022. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2022. From the inception of this program in February of 2006 through June 30, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2022	December 31, 2021
Cumulative translation adjustments	$(85)	$(85)
Defined benefit and other postretirement liability adjustments	(48)	(47)
Other	(46)	(51)
Total accumulated other comprehensive loss	$(179)	$(183)

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

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2022	2021	2022	2021
Basic weighted average common shares outstanding	904	890	902	889
Dilutive effect of awards granted under our stock incentive plans	5	—	4	—
Diluted weighted average common shares outstanding	909	890	906	889

Antidilutive shares:
Options with exercise price greater than the average market price	14	22	15	22
Total antidilutive shares	14	22	15	22

Note 11. Fair Value of Financial Instruments

    The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

HAL Q2 2022 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2022				December 31, 2021
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,604	$805	$8,409	$8,525	$10,518	$527	$11,045	$9,138

In the first half of 2022, the fair value of our debt decreased as a result of the early redemption of senior notes and higher debt yields. The carrying value of our debt decreased as a result of the early redemption of senior notes. See Note 6 for further information.

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
HAL Q2 2022 FORM 10-Q | 11

Table of Contents	Part I. Item 2 | Executive Overview
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements included in "Item 1. Financial Statements" contained herein.

EXECUTIVE OVERVIEW
Organization
We are one of the world's largest providers of products and services to the energy industry. We help our customers maximize value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment.
•Completion and Production delivers cementing, stimulation, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Artificial Lift, and Pipeline and Process Services.
•Drilling and Evaluation provides field and reservoir modeling, drilling, fluids and specialty chemicals, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill, and optimize their well construction activities. The segment consists of Baroid, Sperry Drilling, Wireline and Perforating, Drill Bits and Services, Landmark Software and Services, Testing and Subsea, and Project Management.

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

The following charts depict revenue split between our two operating segments and our four primary geographic regions for the quarter ended June 30, 2022.
HAL Q2 2022 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions, COVID-19 pandemic, and Russia/Ukraine Conflict
Oil and natural gas prices continue to be impacted by the efforts to contain COVID-19, the pace of economic recovery, and changes to OPEC+ production levels. In addition, Russia’s invasion of Ukraine in February of 2022 and the ongoing conflict continues to cause regional instability as discussed below. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. West Texas Intermediate (WTI) averaged approximately $109 per barrel during the second quarter of 2022. The U.S. land average rig count continues to be below pre-pandemic levels, but rose 13% in the second quarter of 2022 compared to the first quarter of 2022. The Brent crude oil price averaged over $114 per barrel during the second quarter of 2022 and the international average rig count decreased 1% as compared to the first quarter of 2022. Globally, we are being impacted by supply chain and labor shortages as the post-pandemic recovery stressed both the supply of raw materials and labor, plus transportation logistics. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to frac sand, chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions that work to minimize the operational impact.

As a result of Russia's invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. During the second quarter of 2022, we made the decision to sell our Russian operations. We executed a non-binding letter of intent with our Russian employee group in May of 2022 for the divestiture of the Russian operations and are in the process of negotiating definitive documentation related to this divestiture. The net assets to be sold (i.e., the disposal group) met the held for sale criteria and as a result, we wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million. See Note 2 to our condensed consolidated financial statements for additional information.

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

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of 2021 and 2022.

HAL Q2 2022 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
During the second quarter of 2022, we generated total company revenue of $5.1 billion, a 37% increase as compared to the second quarter of 2021. We reported operating income of $374 million during the second quarter of 2022 that included $344 million of impairments and other charges related to our decision to market for sale our Russia operations. This compares to operating income of $434 million during the second quarter of 2021. Our Completion and Production segment revenue increased 42% in the second quarter of 2022 as compared to the second quarter of 2021, primarily due to increased pressure pumping services in North America land. Our Drilling and Evaluation segment revenue increased 30% in the second quarter of 2022 as compared to the second quarter of 2021, driven primarily by improvements in drilling-related services, wireline services, and testing services globally.

In North America, our revenue increased 55% in the second quarter of 2022, as compared to the second quarter of 2021, driven by increased pressure pumping services in North America land, as well as increased activity in most other product service lines. While the average North America rig count increased 58% from the second quarter of 2021, it is still below pre-pandemic levels.

Revenue in our international markets increased 24% in the second quarter of 2022, as compared to the second quarter of 2021, primarily driven by higher activity for drilling and completions related services across all regions. The international rig count increased 11% in the second quarter of 2022 as compared to the second quarter of 2021.

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements, using innovation and technology to reduce the environmental impact of producing oil and gas. This includes the continued development and deployment of low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs, our clean energy accelerator, continues to pursue companies and has 15 participants and alumni as of the second quarter of 2022.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”
HAL Q2 2022 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had $2.2 billion of cash and equivalents, compared to $3.0 billion of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during the first six months of 2022
Sources of cash:
•Cash from operating activities was $326 million, which included a negative net impact of $810 million from the primary components of our working capital (receivables, inventories, and accounts payable).

Uses of cash:
•In February of 2022, we paid $641 million to redeem $600 million aggregate principal amount of our 3.8% senior notes due 2025. The payment also included the make-whole premium and accrued interest.
•Capital expenditures were $410 million.
•We paid $217 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with significant flexibility to increase or decrease our capital expenditures based on market conditions. We expect capital spending for the full year 2022 will be approximately 5-6% of revenue. We believe this level of spend will allow us to adequately invest in key strategic areas. However, we will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

Our quarterly dividend rate is $0.12 per common share, or approximately $109 million. We will continue to maintain our focus on liquidity and review our quarterly dividend considering our priorities of debt reduction and, as market conditions evolve, reinvesting in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred during the second quarter of 2022 under this program. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2022 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2022, we had $2.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under a new revolving credit facility executed on April 27, 2022 with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $1.1 billion coming due through the end of 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have in place agreements with financial institutions under which approximately $1.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of June 30, 2022, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
HAL Q2 2022 FORM 10-Q | 15

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

Receivables from our primary customer in Mexico accounted for approximately 8% of our total receivables as of June 30, 2022. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.

HAL Q2 2022 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2022, based upon the location of the services provided and products sold, 44% of our consolidated revenue was from the United States, compared to 40% of consolidated revenue from the United States in the first six months of 2021. No other country accounted for more than 10% of our revenue.

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

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended June 30		Year Ended December 31
	2022	2021	2021
Oil price - WTI (1)	$108.72	$66.09	$67.99
Oil price - Brent (1)	113.54	68.83	70.68
Natural gas price - Henry Hub (2)	7.48	2.94	3.91

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2022	2021	2022	2021	2021
U.S. Land	698	438	660	409	465
U.S. Offshore	15	12	15	15	15
Canada	113	72	155	107	132
North America	826	522	830	531	612
International	816	734	819	716	755
Worldwide total	1,642	1,256	1,649	1,247	1,367

HAL Q2 2022 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
According to the United States Energy Information Administration (EIA) July 2022 "Short Term Energy Outlook," the Brent spot price is expected to average $111 per barrel for the third quarter of 2022, with an expected full year 2022 average of $107 per barrel, a rise of approximately $36 per barrel, or 51%, as compared to the full year 2021 average. According to the EIA, WTI prices are expected to average $106 per barrel in the third quarter of 2022 and $102 per barrel for the full year 2022. The EIA's 2022 WTI forecast for 2022 would result in an increase of $34 per barrel, or 50%, compared to the full year 2021. Heightened levels of uncertainty continue to exist resulting from a variety of factors, including Russia's invasion of Ukraine. The EIA also expects an average Brent spot price of $108 per barrel in the second half of 2022 and falling to an average of $97 per barrel in 2023. According to the EIA, the current oil inventory levels are low compared to pre-pandemic levels, thereby causing potential additional oil price volatility. Actual price outcomes will depend heavily on the impact of existing sanctions imposed on Russia, any potential future sanctions, and the effect of independent corporate actions on Russia's oil production or the sale of Russia's oil in the global market.

The EIA July 2022 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $8.69 per MMBtu during the third quarter of 2022, average $7.40 per MMBtu for the full year 2022, and to further decrease to an average of $4.74 per MMBtu in 2023.

Per the International Energy Agency's (IEA) July 2022 "Oil Market Report", the forecasted global oil demand is set to average 99.2 million barrels per day in 2022, a 1.7 million barrel per day increase from 2021. The EIA projects crude oil production in the United States will average 11.92 million barrels per day in 2022, approximately a 7% increase from the average 11.19 million barrels per day in 2021, and to average 12.97 million barrels per day in 2023, an increase of 9% from 2022.

We continue to expect oil and gas demand will grow over the next several years despite the actions taken by central banks in an attempt to control inflation and the resulting concern about a potential economic slowdown and will be driven by economic expansion, energy security concerns, and population growth. We believe supply dynamics have fundamentally changed due to investor return requirements, public environmental, social, and governance commitments, and regulatory pressure, all of which drive short-cycle production strategies, which enable operators to change investment and spending more rapidly to address changes in market conditions and crude oil pricing. There are important exceptions where successful long-term projects will be developed, but we believe that most investments will be directed towards short-cycle activity over the next several years.

Within our international markets, we expect our customers' spend to remain on track to increase by mid-teens this year, with the Middle East and Latin America expected to grow the most on a full year basis. In North America, net pricing improvements resulted in strong completion and production margin expansion during the second quarter, and we expect pricing gains to continue, with customer spending expected to increase by over 35% this year.

HAL Q2 2022 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)
RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$2,911	$2,048	$863	42%
Drilling and Evaluation	2,163	1,659	504	30
Total revenue	$5,074	$3,707	$1,367	37%
By geographic region:
North America	$2,426	$1,569	$857	55%
Latin America	758	534	224	42
Europe/Africa/CIS	718	679	39	6
Middle East/Asia	1,172	925	247	27
Total revenue	$5,074	$3,707	$1,367	37%

Operating income:
By operating segment:
Completion and Production	$499	$317	$182	57%
Drilling and Evaluation	286	175	111	63
Total	785	492	293	60
Corporate and other	(67)	(58)	$(9)	(16)%
Impairments and other charges	(344)	—	(344)	n/m
Total operating income	$374	$434	$(60)	(14)%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the second quarter of 2022 was $2.9 billion, an increase of $863 million, or 42%, when compared to the second quarter of 2021. Operating income in the second quarter of 2022 was $499 million, an increase of $182 million, or 57%, when compared to the second quarter of 2021. These results were driven by increased pressure pumping services, artificial lift activity, and completion tool sales in the Western Hemisphere and Saudi Arabia, higher cementing services in Middle East/Asia, and improved well intervention services in North America land. These improvements were partially offset by lower completion tool sales in Norway and Malaysia, and decreased pipeline services in China, the United Kingdom, and Russia.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2022 was $2.2 billion, an increase of $504 million, or 30%, when compared to the second quarter of 2021. Operating income in the second quarter of 2022 was $286 million, an increase of $111 million, or 63%, when compared to the second quarter of 2021. These results were due to increased drilling-related services, wireline services, and testing services globally, and higher project management services in Latin America and Middle East/Asia. Partially offsetting these increases were lower activity in multiple product service lines in Russia and Norway.

Geographic Regions

North America
North America revenue in the second quarter of 2022 was $2.4 billion, a 55% increase compared to the second quarter of 2021. This increase was primarily driven by increased pricing, and pressure pumping activity and drilling-related services in the region, mainly North America land. These increases were partially offset by reduced project management services in the Gulf of Mexico.
HAL Q2 2022 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)

Latin America
Latin America revenue in the second quarter of 2022 was $758 million, a 42% increase compared to the second quarter of 2021 due to improved activity across multiple product service lines in Argentina, Colombia, Mexico, Ecuador, Brazil, and Guyana. Partially offsetting these increases were reduced pressure pumping services and completion tool sales in Trinidad and lower drilling-related services in Bolivia.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2022 was $718 million, a 6% increase compared to the second quarter of 2021. This improvement was primarily driven by higher activity across multiple product service lines in West Africa, Egypt, and Angola, and increased drilling-related activity and completion tool sales in Azerbaijan. These increases were partially offset by reduced activity across multiple product service lines in Russia and Norway, and reduced testing services and completion tool sales in Algeria.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2022 was $1.2 billion, a 27% increase compared to the second quarter of 2021, resulting from increased activity across multiple product lines in Saudi Arabia, Kuwait, India, and Australia, increased drilling-related services in Oman, and increased fluid and wireline services in United Arab Emirates. These increases were partially offset by reduced stimulation services in Oman, lower pipeline services in China, and lower completion tool sales in Malaysia.

Other Operating Items

Impairments and other charges. During the three months ended June 30, 2022, we recognized a pre-tax charge of $344 million, related to the write down of all our net assets in Russia as a result of our decision to market our Russia operations for sale due to the additional sanctions enacted against Russia arising from the conflict in Ukraine. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Effective tax rate. During the three months ended June 30, 2022, we recorded a total income tax provision of $114 million on a pre-tax income of $231 million, resulting in an effective tax rate of 49.3% for the quarter. The effective tax rate was higher primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits. During the three months ended June 30, 2021, we recorded a total income tax provision of $65 million on a pre-tax income of $295 million, resulting in an effective tax rate of 22.0% for the quarter.

HAL Q2 2022 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (YTD)

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$5,264	$3,918	$1,346	34%
Drilling and Evaluation	4,094	3,240	854	26
Total revenue	$9,358	$7,158	$2,200	31%
By geographic region:
North America	$4,351	$2,973	$1,378	46%
Latin America	1,411	1,069	342	32
Europe/Africa/CIS	1,395	1,313	82	6
Middle East/Asia	2,201	1,803	398	22
Total revenue	$9,358	$7,158	$2,200	31%

Operating income:
By operating segment:
Completion and Production	$795	$569	$226	40%
Drilling and Evaluation	580	346	234	68
Total	$1,375	$915	$460	50
Corporate and other	(124)	(111)	$(13)	(12)%
Impairments and other charges	(366)	—	(366)	n/m
Total operating income	$885	$804	$81	10%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first six months of 2022 was $5.3 billion, an increase of $1.3 billion, or 34%, compared to the first six months of 2021. Operating income in the first six months of 2022 was $795 million, an increase of $226 million, or 40%, compared to the first six months of 2021. These increases were primarily driven by higher utilization in pressure pumping services globally and increased completion tool sales in the Western Hemisphere and Saudi Arabia. Also increasing were artificial lift activity in North America land, and well intervention services mostly in North America land and Europe/Africa/CIS. Partially offsetting these increases were lower completion tool sales in Norway and Malaysia, and decreased pipeline services in China, the United Kingdom, and Russia.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2022 was $4.1 billion, an increase of $854 million, or 26%, compared to the first six months of 2021. Operating income in the first six months of 2022 was $580 million, an increase of $234 million, or 68%, compared to the first six months of 2021. These results were primarily related to increased drilling-related services in the Western Hemisphere, Middle East/Asia, West Africa, Azerbaijan, and Egypt, higher wireline activity in the Western Hemisphere, Saudi Arabia, and United Arab Emirates, higher project management activity in Colombia and Ecuador, along with increased testing services in the Eastern Hemisphere and Latin America. Partially offsetting these increases were reduced drilling-related services in Russia and lower project management activity in Iraq.

HAL Q2 2022 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (YTD)

Geographic Regions

North America
North America revenue in the first six months of 2022 was $4.4 billion, a 46% increase compared to the first six months of 2021, driven by higher activity and pricing across the region, primarily associated with pressure pumping activity, drilling-related services, and completion tool sales, improved artificial lift activity in North America land and Canada, and increased wireline activity in North America land and the Gulf of Mexico. Partially offsetting these increases were lower software sales across the region.

Latin America
Latin America revenue in the first six months of 2022 was $1.4 billion, a 32% increase compared to the first six months of 2021, resulting primarily from increases across multiple product service lines in Argentina and Colombia, increased well construction services and stimulation activity in Brazil and Mexico, as well as higher wireline activity across the region. Also improving were project management activity in Ecuador and completion tool sales in Guyana. Partially offsetting these increases were lower project management activity in Mexico and well intervention services in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2022 was $1.4 billion, a 6% increase compared to the first six months of 2021, driven by increases across multiple product service lines in Azerbaijan, Egypt, and Eastern Mediterranean, along with increased cementing services in Angola. Well intervention services and testing services increased across the region, coupled with higher fluid services in West Africa. These increases were partially offset by decreases in multiple product service lines in Russia, Norway, and the United Kingdom and lower software sales across the region.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2022 was $2.2 billion, a 22% increase compared to the first six months of 2021, resulting primarily from increased activity across multiple product service lines in Saudi Arabia, Kuwait, United Arab Emirates, Australia, and India, higher drilling-related services and project management activity in Oman, along with improved wireline activity across the region. Partially offsetting these increases were lower completion tool sales in Malaysia and project management activity in Iraq.

Other Operating Items

Impairments and other charges. During the six months ended June 30, 2022, we recognized a pre-tax charge of $366 million, primarily related to a $344 million write down of all our net assets in Russia as a result of our decision to market our Russia operations for sale due to the additional sanctions enacted against Russia arising from the conflict in Ukraine in the second quarter of 2022. In the first quarter of 2022, we recognized a pre-tax charge of $22 million to write down all of our assets in Ukraine, including $16 million in receivables, due to the ongoing conflict between Russia and Ukraine. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the six months ended June 30, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes, which included premiums and unamortized expenses. See Note 6 to the condensed consolidated financial statements for further information.

Effective tax rate. During the six months ended June 30, 2022, we recorded a total income tax provision of $182 million on a pre-tax income of $563 million, resulting in an effective tax rate of 32.2%. The effective tax rate was higher primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits. During the six months ended June 30, 2021, we recorded a total income tax provision of $117 million on pre-tax income of $518 million, resulting in an effective tax rate of 22.6%.
HAL Q2 2022 FORM 10-Q | 22

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q2 2022 FORM 10-Q | 23

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

In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. During the second quarter of 2022, we made the decision to sell our Russian operations. We executed a non-binding letter of intent with our Russian employee group in May of 2022 for the divestiture of the Russian operations and are in the process of negotiating definitive documentation related to this divestiture. The net assets to be sold (i.e., the disposal group) met the held for sale criteria and as a result, we wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million. See Note 2 to our condensed consolidated financial statements for additional information.
HAL Q2 2022 FORM 10-Q | 24

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

HAL Q2 2022 FORM 10-Q | 25

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	18,612	$40.17	—	$5,100,008,081
May 1 - 31	279,611	$36.81	—	$5,100,008,081
June 1 - 30	300,701	$40.12	—	$5,100,008,081
Total	598,924	$38.58	—

(a)
All of the 598,924 shares purchased during the three-month period ended June 30, 2022 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of June 30, 2022. From the inception of this program in February of 2006 through June 30, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion. We did not repurchase any shares under this program during the three months ended June 30, 2022.

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

Item 5. Other Information

None.

HAL Q2 2022 FORM 10-Q | 26

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

	10.1
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed April 28, 2022, File No. 001-03492).

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

HAL Q2 2022 FORM 10-Q | 27

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 22, 2022

HAL Q2 2022 FORM 10-Q | 28