Form 10-Q
period 2022-09-30
HALLIBURTON CO
filed 2022-10-26
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐ Yes ☒ No
As of October 19, 2022, there were 908,046,777 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2022	2021	2022	2021
Revenue:
Services	$3,923	$2,802	$10,682	$7,948
Product sales	1,434	1,058	4,033	3,070
Total revenue	5,357	3,860	14,715	11,018
Operating costs and expenses:
Cost of services	3,251	2,467	9,084	7,088
Cost of sales	1,201	889	3,356	2,523
Impairments and other charges	—	12	366	12
General and administrative	59	46	178	145
Total operating costs and expenses	4,511	3,414	12,984	9,768
Operating income	846	446	1,731	1,250
Interest expense, net of interest income of $31, $15, $74, and $39	(93)	(116)	(301)	(361)
Loss on early extinguishment of debt	—	—	(42)	—
Other, net	(48)	(14)	(120)	(55)
Income before income taxes	705	316	1,268	834
Income tax provision	(156)	(76)	(338)	(193)
Net income	$549	$240	$930	$641
Net income attributable to noncontrolling interest	(5)	(4)	(14)	(8)
Net income attributable to company	$544	$236	$916	$633

Basic and diluted net income per share	$0.60	$0.26	$1.01	$0.71
Basic weighted average common shares outstanding	908	894	904	891
Diluted weighted average common shares outstanding	910	894	907	891
See notes to condensed consolidated financial statements.
HAL Q3 2022 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2022	2021	2022	2021
Net income	$549	$240	$930	$641
Other comprehensive income (loss), net of income taxes	(2)	—	2	2
Comprehensive income	$547	$240	$932	$643
Comprehensive income attributable to noncontrolling interest	(6)	(4)	(15)	(8)
Comprehensive income attributable to company shareholders	$541	$236	$917	$635
See notes to condensed consolidated financial statements.

HAL Q3 2022 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and equivalents	$1,977	$3,044
Receivables (net of allowances for credit losses of $741 and $754)	4,614	3,666
Inventories	2,842	2,361
Other current assets	978	872
Total current assets	10,411	9,943
Property, plant, and equipment (net of accumulated depreciation of $11,503 and $11,442)	4,203	4,326
Goodwill	2,828	2,843
Deferred income taxes	2,653	2,695
Operating lease right-of-use assets	927	934
Other assets	1,541	1,580
Total assets	$22,563	$22,321
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,064	$2,353
Accrued employee compensation and benefits	538	493
Taxes other than income	293	292
Income tax payable	242	261
Current portion of operating lease liabilities	224	240
Other current liabilities	607	667
Total current liabilities	4,968	4,306
Long-term debt	7,927	9,127
Operating lease liabilities	803	845
Employee compensation and benefits	473	492
Other liabilities	747	823
Total liabilities	14,918	15,593
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,664	2,665
Paid-in capital in excess of par value	32	32
Accumulated other comprehensive loss	(181)	(183)
Retained earnings	10,024	9,710
Treasury stock, at cost (158 and 170 shares)	(4,918)	(5,511)
Company shareholders’ equity	7,621	6,713
Noncontrolling interest in consolidated subsidiaries	24	15
Total shareholders’ equity	7,645	6,728
Total liabilities and shareholders’ equity	$22,563	$22,321
See notes to condensed consolidated financial statements.

HAL Q3 2022 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	$930	$641
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	704	673
Impairments and other charges	366	12
Changes in assets and liabilities:
Receivables	(1,153)	(364)
Inventories	(561)	(3)
Accounts payable	807	448
Other operating activities	(14)	(178)
Total cash flows provided by operating activities	1,079	1,229
Cash flows from investing activities:
Capital expenditures	(661)	(483)
Proceeds from sales of property, plant, and equipment	157	145
Proceeds from a structured real estate transaction	—	87
Other investing activities	(74)	(57)
Total cash flows used in investing activities	(578)	(308)
Cash flows from financing activities:
Payments on long-term borrowings	(1,242)	(696)
Dividends to shareholders	(327)	(121)
Other financing activities	114	7
Total cash flows used in financing activities	(1,455)	(810)
Effect of exchange rate changes on cash	(113)	(42)
Increase/(decrease) in cash and equivalents	(1,067)	69
Cash and equivalents at beginning of period	3,044	2,563
Cash and equivalents at end of period	$1,977	$2,632
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$384	$402
Income taxes	$276	$157
See notes to condensed consolidated financial statements.

HAL Q3 2022 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2022 and the results of our operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and nine months ended September 30, 2022 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The following table presents various pre-tax charges we recorded during the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021, respectively, which are reflected within "Impairments and other charges" on our condensed consolidated statements of operations.

	Three Months Ended September 30	Nine Months Ended September 30
Millions of dollars	2021	2022	2021
Catch-up depreciation	$36	$—	$36
Severance costs	15	—	15
Receivables	—	202	—
Property, plant, and equipment, net	—	100	—
Inventory	—	70	—
Gain on real estate transaction	(74)	—	(74)
Other	35	(6)	35
Total impairments and other charges	$12	$366	$12

During the third quarter of 2022, we completed the sale of our Russia operations to a Russia-based management team made up of former Halliburton employees. As a result, we no longer conduct operations in Russia. The Russia-based management team now owns and operates our former business and assets in Russia under the name BurService LLC, which is independent from Halliburton. There were no impairments and other charges recorded during the three months ended September 30, 2022 related to the Russian divestiture or otherwise.

HAL Q3 2022 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
During the second quarter of 2022, due to Russia's invasion of Ukraine and resulting sanctions imposed on Russia, we made the decision to sell our Russian operations. We executed a non-binding letter of intent with the Russia based management team in May of 2022 for the divestiture of the Russian operations. The net assets to be sold (i.e., the disposal group) met the held for sale criteria and, as a result, in the second quarter of 2022 we wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million. The resulting value of the disposal group held for sale was $1. Of this pre-tax charge, approximately $131 million was attributable to our Completion and Production segment, approximately $178 million was attributable to our Drilling and Evaluation segment, and $35 million was selling costs and was attributable to Corporate and other.

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

The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2022	2021	2022	2021
Revenue:
Completion and Production	$3,136	$2,136	$8,400	$6,054
Drilling and Evaluation	2,221	1,724	6,315	4,964
Total revenue	$5,357	$3,860	$14,715	$11,018
Operating income:
Completion and Production	$583	$322	$1,378	$891
Drilling and Evaluation	325	186	905	532
Total operations	908	508	2,283	1,423
Corporate and other (a)	(62)	(50)	(186)	(161)
Impairments and other charges (b)	—	(12)	(366)	(12)
Total operating income	$846	$446	$1,731	$1,250
Interest expense, net of interest income	(93)	(116)	(301)	(361)
Loss on early extinguishment of debt (c)	—	—	(42)	—
Other, net	(48)	(14)	(120)	(55)
Income before income taxes	$705	$316	$1,268	$834

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions and corporate executives, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the nine months ended September 30, 2022, the amount includes a $136 million charge attributable to Completions and Production, a $195 million charge attributable to Drilling and Evaluation, and a $35 million charge attributable to Corporate and other. For the three and nine months ended September 30, 2021, the amounts include a $42 million charge attributable to Completions and Production, a $9 million charge attributable to Drilling and Evaluation, and a $39 million net gain attributable to Corporate and other.

(c)	For the nine months ended September 30, 2022, amount consists of a $42 million loss on the early redemption of senior notes.

HAL Q3 2022 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 45% and 40% of our consolidated revenue was from the United States for the nine months ended September 30, 2022 and 2021, respectively. No other country accounted for more than 10% of our revenue.

The following table presents information on our disaggregated revenue.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2022	2021	2022	2021
Revenue by segment:
Completion and Production	$3,136	$2,136	$8,400	$6,054
Drilling and Evaluation	2,221	1,724	6,315	4,964
Total revenue	$5,357	$3,860	$14,715	$11,018
Revenue by geographic region:
North America	$2,635	$1,615	$6,986	$4,588
Latin America	841	624	2,252	1,693
Europe/Africa/CIS	639	676	2,034	1,989
Middle East/Asia	1,242	945	3,443	2,748
Total revenue	$5,357	$3,860	$14,715	$11,018

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

HAL Q3 2022 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of September 30, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 9% and 10% of our total receivables as of September 30, 2022 and December 31, 2021, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our net trade receivables at those dates.

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

Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2022	December 31, 2021
Finished products and parts	$1,764	$1,380
Raw materials and supplies	954	890
Work in process	124	91
Total inventories	$2,842	$2,361

Note 6. Debt

In February of 2022, we redeemed $600 million aggregate principal amount of our $1.0 billion 3.8% senior notes due in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in "Loss on early extinguishment of debt" in our condensed consolidated statements of operations for the nine months ended September 30, 2022. We used cash on hand to fund the aggregate redemption price of the notes, which included the principal amount, the make-whole premium, and accrued interest, in the amount of $641 million. The remaining $400 million aggregate principal amount of the notes remains outstanding.

On April 27, 2022, we entered into a new $3.5 billion five-year revolving credit facility which replaced our $3.5 billion revolving credit facility established in March of 2019. The revolving credit facility is for general working capital purposes and expires on April 27, 2027. The full amount of the revolving credit facility was available as of September 30, 2022.

In September of 2022, we redeemed the entire $600 million outstanding principal amount of our 3.5% senior notes due in August of 2023 at par. We used cash on hand to fund the redemption amount of $603 million, which included the principal amount and accrued interest.

Note 7. Income Taxes

During the three months ended September 30, 2022, we recorded a total income tax provision of $156 million on a pre-tax income of $705 million, resulting in an effective tax rate of 22.2% for the quarter.

During the nine months ended September 30, 2022, we recorded a total income tax provision of $338 million on a pre-tax income of $1.3 billion, resulting in an effective tax rate of 26.6%. The effective tax rate was higher than the nine months ended September 30, 2021 primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q3 2022 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	263	—	1	264
Other comprehensive income	—	—	—	—	5	—	5
Cash dividends ($0.12 per share)	—	—	—	(108)	—	—	(108)
Stock plans (a)	—	(32)	261	(85)	—	—	144
Balance at March 31, 2022	$2,665	$—	$(5,250)	$9,780	$(178)	$16	$7,033
Comprehensive income (loss):
Net income	—	—	—	109	—	8	117
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Cash dividends ($0.12 per share)	—	—	—	(109)	—	—	(109)
Stock plans (a)	—	—	277	(163)	—	—	114
Other	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	$2,665	$—	$(4,973)	$9,617	$(179)	$18	$7,148
Comprehensive income (loss):
Net income	—	—	—	544	—	5	549
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Cash dividends ($0.12 per share)	—	—	—	(110)	—	—	(110)
Stock plans (a)	(1)	32	55	(27)	—	—	59
Other	—	—	—	—	—	1	1
Balance at September 30, 2022	$2,664	$32	$(4,918)	$10,024	$(181)	$24	$7,645

(a)
In the first, second, and third quarters of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $85 million, $163 million, and $27 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q3 2022 FORM 10-Q | 9

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

(a)
In the first and third quarters of 2021, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $112 million and $164 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. There were no repurchases made under the program during the three and nine months ended September 30, 2022. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2022. From the inception of this program in February of 2006 through September 30, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2022	December 31, 2021
Cumulative translation adjustments	$(87)	$(85)
Defined benefit and other postretirement liability adjustments	(49)	(47)
Other	(45)	(51)
Total accumulated other comprehensive loss	$(181)	$(183)

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

HAL Q3 2022 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2022	2021	2022	2021
Basic weighted average common shares outstanding	908	894	904	891
Dilutive effect of awards granted under our stock incentive plans	2	—	3	—
Diluted weighted average common shares outstanding	910	894	907	891

Antidilutive shares:
Options with exercise price greater than the average market price	15	21	15	22
Total antidilutive shares	15	21	15	22

Note 11. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2022				December 31, 2021
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,585	$507	$7,092	$7,927	$10,518	$527	$11,045	$9,138

In the first nine months of 2022, the fair value of our debt decreased as a result of the early redemption of senior notes and higher debt yields. The carrying value of our debt decreased as a result of the early redemption of senior notes. See Note 6 for further information.

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

HAL Q3 2022 FORM 10-Q | 11

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With more than 40,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

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

The following charts depict revenue split between our two operating segments and our four primary geographic regions for the quarter ended September 30, 2022.
HAL Q3 2022 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions, COVID-19 pandemic, and Russia/Ukraine Conflict
Since early 2020, world-wide oil supply and demand imbalances and related volatility of oil and natural gas prices have resulted in dramatic fluctuations in global markets including oil and gas markets. These imbalances and volatility continue to be impacted by efforts to contain the COVID-19 pandemic, including current lockdowns and threats of future lockdowns in certain countries, inflationary pressures and efforts to combat it, threats of recession, changes to OPEC+ production levels, supply chain shortages, and geopolitical conflicts including Russia’s invasion of and continued war with Ukraine. West Texas Intermediate (WTI) averaged approximately $93 per barrel during the third quarter of 2022. The U.S. land average rig count continues to be below pre-pandemic levels, but improved 7% in the third quarter of 2022 compared to the second quarter of 2022. The Brent crude oil price averaged over $101 per barrel during the third quarter of 2022 and the international average rig count improved 5% as compared to the second quarter of 2022. Globally, we are being impacted by supply chain shortages as the post-pandemic recovery stressed both the supply of raw materials and transportation logistics. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to frac sand, chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions that work to minimize the operational impact.

As a result of Russia's invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries enacted new sanctions against Russia and Russian interests. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. During the second quarter of 2022, we made the decision to sell our Russian operations. We executed a non-binding letter of intent with our Russia based management team in May of 2022 for the divestiture of the Russian operations. The net assets to be sold (i.e., the disposal group) met the held for sale criteria as of June 30, 2022 and as a result, we wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million during the second quarter of 2022. The divestiture was completed in the third quarter of 2022. See Note 2 to our condensed consolidated financial statements for additional information.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of 2021 and 2022.

During the third quarter of 2022, we generated total company revenue of $5.4 billion, a 39% increase as compared to the third quarter of 2021. We reported operating income of $846 million during the third quarter of 2022 compared to operating income of $446 million during the third quarter of 2021. Both of our segments were negatively impacted by our exit from Russia in August of 2022. Our Completion and Production segment revenue increased 47% in the third quarter of 2022 as compared to the third quarter of 2021, primarily due to increased pressure pumping services in North America land. Our Drilling and Evaluation segment revenue increased 29% in the third quarter of 2022 as compared to the third quarter of 2021, driven primarily by improvements in drilling-related services, wireline services, and project management activity in most regions.

In North America, our revenue increased 63% in the third quarter of 2022, as compared to the third quarter of 2021, driven by increased pressure pumping services in North America land, as well as increased activity in most product service lines. While the average North America land rig count increased 59% from the third quarter of 2021, it is still about 20% below 2019 pre-pandemic levels.
HAL Q3 2022 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview

Revenue in our international markets increased 21% in the third quarter of 2022, as compared to the third quarter of 2021, primarily driven by higher activity for drilling and completions related services across all regions, partially offset by the impact of our exit from Russia. The international rig count increased 11% in the third quarter of 2022 as compared to the third quarter of 2021.

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements using innovation and technology to reduce the environmental impact of producing oil and gas. This includes the continued development and deployment of low-carbon solutions to help oil and gas operators lower their current emissions profiles while also using our existing technologies in renewable energy applications. In addition, Halliburton Labs, our clean energy accelerator, continues to pursue companies and has 19 participants and alumni as of the third quarter of 2022.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”

HAL Q3 2022 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had $2.0 billion of cash and equivalents, compared to $3.0 billion of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during the first nine months of 2022
Sources of cash:
•Cash from operating activities was $1.1 billion, which included a negative net impact of $907 million from the primary components of our working capital (receivables, inventories, and accounts payable).

Uses of cash:
•In February of 2022, we paid $641 million to redeem $600 million aggregate principal amount of our 3.8% senior notes due 2025. The payment also included the make-whole premium and accrued interest.
•In September of 2022, we paid $603 million to redeem $600 million aggregate principal amount of our 3.5% senior notes due 2023 at par. The payment also included accrued interest.
•Capital expenditures were $661 million.
•We paid $327 million in dividends to our shareholders.

Future sources and uses of cash
We manufacture most of our own equipment, which provides significant flexibility to increase or decrease our capital expenditures based on market conditions. We expect capital spending for the full year 2022 will be approximately 5-6% of revenue. We believe this level of spend will allow us to adequately invest in key strategic areas. However, we will continue to maintain capital discipline and monitor changing market dynamics, and we may adjust our capital spend accordingly.

Our quarterly dividend rate is $0.12 per common share, or approximately $110 million. While we will maintain our focus on liquidity, we will also focus on our priorities of increasing cash returns to our shareholders through dividends, share buy-backs under our existing repurchase program, or both, and opportunistic investment in our business.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. No repurchases occurred during the third quarter of 2022 under this program. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2022 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2022, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under a new revolving credit facility executed on April 27, 2022 with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $500 million coming due through the end of 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have in place agreements with financial institutions under which approximately $2.0 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of September 30, 2022, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
HAL Q3 2022 FORM 10-Q | 15

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

Receivables from our primary customer in Mexico accounted for approximately 9% of our total receivables as of September 30, 2022. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.

HAL Q3 2022 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2022, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States, compared to 40% of consolidated revenue from the United States in the first nine months of 2021. No other country accounted for more than 10% of our revenue.

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

The table below shows the average oil and natural gas prices for WTI, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended September 30		Year Ended December 31
	2022	2021	2021
Oil price - WTI (1)	$93.18	$70.62	$67.99
Oil price - Brent (1)	100.71	73.47	70.68
Natural gas price - Henry Hub (2)	7.72	4.36	3.91

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2022	2021	2022	2021	2021
U.S. Land	744	485	690	435	465
U.S. Offshore	17	11	16	15	15
Canada	199	151	171	122	132
North America	960	647	877	572	612
International	857	772	832	735	755
Worldwide total	1,817	1,419	1,709	1,307	1,367

HAL Q3 2022 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
The United States Energy Information Administration (EIA) recently cut its pricing forecast for the fourth quarter of 2022 and for 2023 based on its projection of lower demand resulting from slower GDP growth. According to the EIA October 2022 "Short Term Energy Outlook," the Brent spot price is expected to average $93 per barrel for the fourth quarter of 2022, with an expected full year 2022 average of $102 per barrel, a rise of approximately $31 per barrel, or 44%, as compared to the full year 2021 average. According to the EIA, WTI prices are expected to average $86 per barrel in the fourth quarter of 2022 and $96 per barrel for the full year 2022, resulting in an increase of $28 per barrel, or 41%, compared to the full year 2021. Slower than expected crude oil production growth continues to create the potential for higher oil prices, while the possibility of slower than forecasted economic growth creates the potential for lower prices.

The EIA October 2022 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $7.41 per MMBtu during the fourth quarter of 2022, average $6.88 per MMBtu for the full year 2022, and to decrease to an average of $5.77 per MMBtu in 2023.

Per the International Energy Agency's (IEA) October 2022 "Oil Market Report", the forecasted global oil demand is set to average 99.6 million barrels per day in 2022, an approximate 2 million barrels per day increase from 2021. The EIA projects crude oil production in the United States will average 11.75 million barrels per day in 2022, a 4% increase from the average 11.25 million barrels per day in 2021, and to average 12.36 million barrels per day in 2023, an increase of 5% from 2022.

We continue to expect that oil and gas demand will grow over the next several years, despite the actions taken by central banks in an attempt to control inflation and the resulting concern about a potential economic slowdown, with the demand driven by economic expansion, energy security concerns, and population growth. We believe supply dynamics have fundamentally changed due to investor return requirements, publicly stated environmental, social, and governance commitments, and regulatory pressure, all of which resulted in low inventory levels, and production below expectations. We believe that temporary measures, such as the largest ever release by the United States of strategic petroleum reserves, will not solve the supply/demand imbalance; instead, only multiple years of increased investment in existing and new sources of production will solve the short supply and that solutions are in conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects.

Internationally, we expect to see increased activity in the Middle East, led by Saudi Arabia, but with meaningful activity increases in the United Arab Emirates, Qatar, Iraq, and Kuwait into 2023. Elsewhere, Brazil and Guyana have also signaled a commitment to increase production. Importantly, these broad-based activity increases serve to tighten oil field services equipment availability and tend to drive price increases for equipment across the globe. In North America, net pricing improvements resulted in strong margin expansion during the third quarter, and we continue to expect that customer spending in 2022 will increase by over 35% compared to 2021.

HAL Q3 2022 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)
RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,136	$2,136	$1,000	47%
Drilling and Evaluation	2,221	1,724	497	29
Total revenue	$5,357	$3,860	$1,497	39%
By geographic region:
North America	$2,635	$1,615	$1,020	63%
Latin America	841	624	217	35
Europe/Africa/CIS	639	676	(37)	(5)
Middle East/Asia	1,242	945	297	31
Total revenue	$5,357	$3,860	$1,497	39%

Operating income:
By operating segment:
Completion and Production	$583	$322	$261	81%
Drilling and Evaluation	325	186	139	75
Total operations	908	508	400	79
Corporate and other	(62)	(50)	(12)	(24)%
Impairments and other charges	—	(12)	12	n/m
Total operating income	$846	$446	$400	90%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the third quarter of 2022 was $3.1 billion, an increase of $1 billion, or 47%, when compared to the third quarter of 2021. Operating income in the third quarter of 2022 was $583 million, an increase of $261 million, or 81%, when compared to the third quarter of 2021. These results were driven by increased pressure pumping services in the Western Hemisphere, higher completion tool sales in the Middle East and the Western Hemisphere, and improved artificial lift activity in North America land. These improvements were partially offset by lower stimulation activity in Oman and well intervention services in Brazil.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2022 was $2.2 billion, an increase of $497 million, or 29%, when compared to the third quarter of 2021. Operating income in the third quarter of 2022 was $325 million, an increase of $139 million, or 75%, when compared to the third quarter of 2021. These results were due to increased drilling-related services in the Western Hemisphere and Middle East/Asia, improved wireline services in Middle East/Asia and the Western Hemisphere, and higher project management services in Latin America and Middle East/Asia. Partially offsetting these increases were lower drilling-related services in Brazil and decreased drilling services in Norway.

Both of our segments were negatively impacted by our exit from Russia in August of 2022.
HAL Q3 2022 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (QTD)
Geographic Regions

North America
North America revenue in the third quarter of 2022 was $2.6 billion, a 63% increase compared to the third quarter of 2021. This increase was primarily driven by pressure pumping services, drilling-related services, and artificial lift services in North America land, and improved drilling-related services in the Gulf of Mexico. These increases were partially offset by reduced software sales and project management activity.

Latin America
Latin America revenue in the third quarter of 2022 was $841 million, a 35% increase compared to the third quarter of 2021 due to increases across multiple product service lines in Argentina, Mexico and Colombia, improved project management activity in Ecuador and Suriname, and improved fluids activity in Guyana. Partially offsetting these increases was reduced well intervention services in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2022 was $639 million, a 5% decrease compared to the third quarter of 2021. This decline was primarily driven by our exit from Russia in August of 2022, in addition to a decrease in drilling services and completion tool sales in Norway. These decreases were partially offset by increases in multiple product service lines in Angola, Egypt, Senegal, and the Eastern Mediterranean.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2022 was $1.2 billion, a 31% increase compared to the third quarter of 2021, resulting from increased activity across multiple product lines in Saudi Arabia and Kuwait, improved project management services in India, increased drilling-related services in Indonesia, higher well construction services in United Arab Emirates, and higher completion tool sales in Qatar. These increases were partially offset by reduced stimulation activity and well intervention services in Oman.

Other Operating Items

Impairments and other charges. During the three months ended September 30, 2021, we recognized $12 million of special charges. This includes $36 million of depreciation catch-up expense related to assets previously classified as held for sale related to our Pipeline and Process Services business, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of a structured transaction for our North America real estate assets.

Nonoperating Items

Effective tax rate. During the three months ended September 30, 2022, we recorded a total income tax provision of $156 million on a pre-tax income of $705 million, resulting in an effective tax rate of 22.2% for the quarter. During the three months ended September 30, 2021, we recorded a total income tax provision of $76 million on a pre-tax income of $316 million, resulting in an effective tax rate of 24% for the quarter.

HAL Q3 2022 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (YTD)
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$8,400	$6,054	$2,346	39%
Drilling and Evaluation	6,315	4,964	1,351	27
Total revenue	$14,715	$11,018	$3,697	34%
By geographic region:
North America	$6,986	$4,588	$2,398	52%
Latin America	2,252	1,693	559	33
Europe/Africa/CIS	2,034	1,989	45	2
Middle East/Asia	3,443	2,748	695	25
Total revenue	$14,715	$11,018	$3,697	34%

Operating income:
By operating segment:
Completion and Production	$1,378	$891	$487	55%
Drilling and Evaluation	905	532	373	70
Total operations	$2,283	$1,423	$860	60
Corporate and other	(186)	(161)	(25)	(16)%
Impairments and other charges	(366)	(12)	(354)	n/m
Total operating income	$1,731	$1,250	$481	38%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first nine months of 2022 was $8.4 billion, an increase of $2.3 billion, or 39%, compared to the first nine months of 2021. Operating income in the first nine months of 2022 was $1.4 billion, an increase of $487 million, or 55%, compared to the first nine months of 2021. These increases were primarily driven by higher utilization in pressure pumping services globally, increased artificial lift activity and well intervention services in North America land, and additional completion tool sales in the Western Hemisphere. Partially offsetting these increases were lower well intervention services in Brazil and decreased stimulation activity in Oman.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2022 was $6.3 billion, an increase of $1.4 billion, or 27%, compared to the first nine months of 2021. Operating income in the first nine months of 2022 was $905 million, an increase of $373 million, or 70%, compared to the first nine months of 2021. These results were primarily related to increased drilling-related services in the Western Hemisphere, Middle East/Asia, Egypt, Azerbaijan, and the Eastern Mediterranean, along with higher wireline activity and testing services globally. Project management activity increased in Ecuador, Colombia, India, and Saudi Arabia. Partially offsetting these increases were lower project management activity in Mexico and Iraq, along with lower drilling services in Norway.

Both of our segments were negatively impacted by our exit from Russia in August of 2022.

HAL Q3 2022 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2022 Compared to 2021 (YTD)
Geographic Regions

North America
North America revenue in the first nine months of 2022 was $7.0 billion, a 52% increase compared to the first nine months of 2021, driven by higher activity and pricing across the region, primarily associated with pressure pumping activity, drilling-related services, and artificial lift activity. Partially offsetting these increases were lower project management activity and software sales.

Latin America
Latin America revenue in the first nine months of 2022 was $2.3 billion, a 33% increase compared to the first nine months of 2021, resulting primarily from increases across multiple product service lines in Argentina, Colombia, and Mexico, and increased project management activity in Ecuador. Partially offsetting these increases was lower well intervention services in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2022 was $2.0 billion, a 2% increase compared to the first nine months of 2021, driven by increases across multiple product service lines in Egypt, Azerbaijan, and the Eastern Mediterranean, along with increased cementing services and completion tool sales in Angola. Well intervention services and testing services increased across the region, coupled with higher fluid services in West Africa. These increases were partially offset by decreases in multiple product service lines in Russia and Norway.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2022 was $3.4 billion, a 25% increase compared to the first nine months of 2021, resulting primarily from increased activity across multiple product service lines in Saudi Arabia, Kuwait, India, United Arab Emirates, and Australia, improved wireline activity across the region, and higher drilling-related services and project management activity in Oman. Partially offsetting these increases were lower stimulation activity in Oman.

Other Operating Items

Impairments and other charges. During the nine months ended September 30, 2022, we recognized a pre-tax charge of $366 million, primarily related to a $344 million write down of all our net assets in Russia as a result of our decision in the second quarter of 2022 to market our Russia operations for sale due to the additional sanctions enacted against Russia arising from the conflict in Ukraine. In the first quarter of 2022, we recognized a pre-tax charge of $22 million to write down all of our assets in Ukraine, including $16 million in receivables, due to the ongoing conflict between Russia and Ukraine. During the nine months ended September 30, 2021, we recognized $12 million of special items. These special items include $36 million of depreciation catch-up expense related to assets previously classified as held for sale related to our Pipeline and Process Services business, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of a structured transaction for our North America real estate assets. See Note 2 to the condensed consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the nine months ended September 30, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes in February of 2022, which included premiums and unamortized expenses. See Note 6 to the condensed consolidated financial statements for further information.

Effective tax rate. During the nine months ended September 30, 2022, we recorded a total income tax provision of $338 million on a pre-tax income of $1.3 billion, resulting in an effective tax rate of 26.6%. The effective tax rate was higher than the nine months ended September 30, 2021 primarily due to the impact of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits. During the nine months ended September 30, 2021, we recorded a total income tax provision of $193 million on pre-tax income of $834 million, resulting in an effective tax rate of 23.2%.

HAL Q3 2022 FORM 10-Q | 22

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q3 2022 FORM 10-Q | 23

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2022, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022.

HAL Q3 2022 FORM 10-Q | 24

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	468,948	$28.92	—	$5,100,008,081
August 1 - 31	31,459	$29.64	—	$5,100,008,081
September 1 - 30	10,663	$28.52	—	$5,100,008,081
Total	511,070	$28.95	—

(a)
All of the 511,070 shares purchased during the three-month period ended September 30, 2022 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $5.1 billion remained authorized for repurchases as of September 30, 2022. From the inception of this program in February of 2006 through September 30, 2022, we repurchased approximately 224 million shares of our common stock for a total cost of approximately $9.0 billion. We did not repurchase any shares under this program during the three months ended September 30, 2022.

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

HAL Q3 2022 FORM 10-Q | 25

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

HAL Q3 2022 FORM 10-Q | 26

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 26, 2022

HAL Q3 2022 FORM 10-Q | 27