Form 10-K
period 2022-12-31
HALLIBURTON CO
filed 2023-02-07
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                          ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2022, determined using the per share closing price on the New York Stock Exchange Composite tape of $31.36 on that date, was approximately $25.2 billion.
As of January 31, 2023, there were 904,081,200 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2022

i

Table of Contents	Item 1 | Business
PART I
Item 1. Business.
Description of business and strategy
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. We are proud of our over 100 years of operation, innovation, collaboration, and execution. Halliburton has fostered a culture of unparalleled service to the world's major, national, and independent oil and gas producers. With approximately 45,000 employees, representing 130 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.

2022 Highlights
- Financial: Our total revenue increased 33% in 2022 as compared to 2021. Our International revenue increased 20% and our North America revenue increased 51% in 2022 compared to 2021, with improved margins driven by increased activity and pricing gains. Overall, our Completion and Production and Drilling and Evaluation operating segments finished the year with 18% and 15% operating margins, respectively. We generated strong cash flows from operations and retired $1.2 billion of debt.
- Digital: Our accelerated deployment and integration of digital and automation technologies created technical differentiation in the market and contributed to our higher margins and increased internal efficiencies.
- Capital efficiency: We advanced technologies and made strategic choices that kept our capital expenditures to 5% of revenue, which is in the range of our 5-6% of revenue target.
- Sustainability and energy mix transition: We were named to the Dow Jones Sustainability Index (DJSI), which recognizes the top 10% most sustainable companies per industry. The DJSI uses environmental, social and governance (ESG) criteria to measure and rank the performance of best-in-class companies selected for its list. When compared to our peers, we ranked in the 98th percentile and received high marks in the Human Capital Development, Risk & Crisis Management, and Business Ethics categories. Additionally, we added nine new participating companies to Halliburton Labs, our clean energy accelerator.

2023 Focus
- International: Allocate our capital to the highest return opportunities and increase our international growth in both onshore and offshore markets.
- North America: Maximize value by utilizing our premium low-emissions equipment and automated and intelligent fracturing technologies to drive higher margins through better pricing and increased efficiency.
- Digital: Continue to drive differentiation and efficiencies through the deployment and integration of digital and automation technologies, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures in the range of 5-6% of revenue while focusing on technological advancements and process changes that reduce our manufacturing and maintenance costs and improve how we move equipment and respond to market opportunities.
- Sustainability and energy mix transition: Continue to:
•Leverage the increasing number of participants in and scope of Halliburton Labs to gain insight into developing value chains in the energy mix transition;
•Develop and deploy solutions to help oil and gas operators lower their emissions while also using our existing technologies in renewable energy applications;
•Develop technologies and solutions to lower our own emissions; and
•Grow our participation in the entire life cycle of carbon capture and storage, hydrogen, and geothermal projects globally.

For further discussion on our business strategies, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations-Business Outlook."

HAL 2022 FORM 10-K | 1

Table of Contents	Item 1 | Business
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

Completion and Production delivers cementing, stimulation, intervention, pressure control, artificial lift, and completion products and services. The segment consists of the following product service lines:

-    Production Enhancement: includes stimulation services and sand control services. Stimulation services optimize oil and natural gas reservoir production through a variety of pressure pumping services and chemical processes, commonly known as hydraulic fracturing and acidizing. Sand control services include fluid and chemical systems for the prevention of formation sand production.
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
-    Landmark Software and Services: provides cloud based digital services and artificial intelligence solutions on an open architecture for subsurface insights, integrated well construction, and reservoir and production management.
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

HAL 2022 FORM 10-K | 2

Table of Contents	Item 1 | Business
The following charts depict our revenue split between our two operating segments for the years ended December 31, 2022 and 2021.

See Note 3 to the consolidated financial statements for further financial information related to each of our business segments.

Markets and competition
We are one of the world’s largest diversified energy services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price; service delivery; health, safety, and environmental standards and practices; service quality; global talent retention; understanding the geological characteristics of the reservoir; product quality; warranty; and technical proficiency.

We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2022, 2021, and 2020, based on the location of services provided and products sold, 45%, 40%, and 38%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict our revenue split between our four primary geographic regions for the years ended December 31, 2022 and 2021.

HAL 2022 FORM 10-K | 3

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

Raw materials
Raw materials essential to our business are normally readily available. However, market conditions can trigger constraints in the supply of certain raw materials, such as proppants (primarily sand), chemicals, metals, and gels. We are always striving to ensure the availability of resources and manage raw material costs. Our procurement department uses our relationships and buying power to enhance our access to key materials at competitive prices.

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
-    typhoons and hurricanes can disrupt coastal and offshore operations; and
-    severe weather during the winter normally results in reduced activity levels in the North Sea.

Additionally, customer spending patterns for completion tools typically result in higher activity in the fourth quarter of the year. We recognize revenue on customer software contract sales predominantly in the first and fourth quarters of the year.

Our workforce
Our workforce is our top asset in enabling us to accomplish innovative, high-quality work for our customers and to address the world’s energy challenges. To attract and retain talent, we strive to provide a safe and inclusive working environment along with competitive benefits. As of December 31, 2022, we employed approximately 45,000 people worldwide representing 130 nationalities, operated in more than 70 countries, and approximately 21% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we do not believe any risk of loss from employee strikes or other collective actions are material to the conduct of our operations taken as a whole.

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

In 2022, we hired about 10,500 new employees and were able to rehire more than 3,000 former employees despite a tight labor market. We have found that hiring former employees allows us to add needed personnel who are able to apply their prior experience at the Company to quickly re-acclimate and add value to their teams.
HAL 2022 FORM 10-K | 4

Table of Contents	Item 1 | Business

Diversity, equity, and inclusion
With our large employee base and global breadth, we are one of the world’s most diverse companies. Our Code of Business Conduct describes our commitment to diversity, equity, and inclusion, which is supported by our recruitment and employment practices. It is a priority to continue to increase the diversity of our workforce, both in general and in leadership positions. Furthermore, we strive to increase the percentage of local nationals that we employ in each region of operations to better communicate with local customers and other contractors, share knowledge of the culture and values of the local population, improve local economies, and make our workforce more representative of the populations where we provide our services. In 2022, 92% of our workforce and 85% of management were localized, full-time employees not classified as expatriates or commuters. In 2022, 13% of our workforce and 13% of our managers, which includes employees with job levels of supervisor, coordinator and above, were female.

Leadership
The ongoing identification and development of leadership talent ensures business continuity and strengthens our competitive advantage, both of which are critical for our short and long-term success. In 2022, we saw a 31% increase in female candidates on replacement charts since 2020. One of our most significant investments in developing future leaders is our executive education programs. In 2022, approximately 25% of the participants in these programs were female and 59 different nationalities were represented.

As part of our commitment to employee engagement, we solicit feedback from employees on their workplace challenges, and empower them to share their perspectives and ideas to improve the overall employee experience, including performance, development, and work-life balance. Notably, according to a survey we conducted in 2022, 96% of our employees feel the work they do everyday matters.

Benefits and well-being
We provide our employees around the world with benefits that address the diverse needs of our workforce and their families. We evaluate our benefits package to identify opportunities for improvement and to remain competitive. In 2022, we enhanced healthcare benefits and expenditure planning for United States employees with refreshed medical plans, enhancements to surrogacy allowance, legal plans, pharmacy advocacy programs, and a global business travel accident program. In 2022, we continued to expand our Employee Assistance Program (EAP) and now all Halliburton employees and their families around the globe have access to EAP and best-in-class mental health support services in their local markets.

Safety
Safety is a Halliburton core value. We have many safety programs in place, including our Journey to ZERO initiative, to maintain our strong performance and improve proactive identification and management of safety risks. In 2022, we focused on risk management, refreshed primary scorecard metrics, and continued the evolution of our incident investigation program. As a result of our focus on safety, for the years ended December 31, 2022 and December 31, 2021, our total recordable incident rates were 0.29 and 0.25 (incidents per 200,000 hours worked), non-productive times were 0.27% and 0.30% (percentage of total operating hours), lost-time incident rates were 0.08 and 0.09 (incidents per 200,000 hours worked), and preventable recordable vehicle incident rates were 0.10 and 0.16 (incidents per million miles traveled), respectively.

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

HAL 2022 FORM 10-K | 5

Table of Contents	Item 1 | Business
At the direction of our customer, we design and generally implement a hydraulic fracturing operation to stimulate the well's production after the well has been drilled, cased, and cemented. Our customer is generally responsible for providing the base fluid (usually water) used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing or recycling for further use any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.

As part of the process of constructing the well, the customer will take a number of steps designed to protect aquifers. In particular, the casing and cementing of the well are designed to provide 'zonal isolation' so that the fluids pumped down the wellbore and the oil and natural gas and other materials that are subsequently pumped out of the well will not come into contact with shallow aquifers or other shallow formations through which those materials could potentially migrate to freshwater aquifers or the surface.

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

HAL 2022 FORM 10-K | 6

Table of Contents	Item 1 | Business
Web site access - www.halliburton.com
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.halliburton.com soon thereafter. The SEC website www.sec.gov contains our reports, proxy and information statements and our other SEC filings. Our Code of Business Conduct, which applies to all our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, can be found at www.halliburton.com. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2022, 2021, or 2020. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

HAL 2022 FORM 10-K | 7

Table of Contents	Item 1 | Business
Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 7, 2023, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office

Van H. Beckwith (Age 57)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since December 2020
Senior Vice President and General Counsel, January 2020 to December 2020
Partner, Baker Botts L.L.P., January 1999 to December 2019

Eric J. Carre (Age 56)	Executive Vice President and Chief Financial Officer of Halliburton Company, since May 2022
Executive Vice President, Global Business Lines of Halliburton Company, May 2016 to April 2022

Charles E. Geer, Jr. (Age 52)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019
Vice President and Corporate Controller of Halliburton Company, January 2015 to December 2019

Myrtle L. Jones (Age 63)	Senior Vice President, Tax of Halliburton Company, since March 2013

Timothy M. McKeon (Age 50)	Senior Vice President and Treasurer of Halliburton Company, since January 2022
Vice President and Treasurer of Halliburton Company, January 2014 to December 2021

Jeffrey A. Miller (Age 59)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019
Member of the Board of Directors, President and Chief Executive Officer of Halliburton Company, June 2017 to December 2018

Lawrence J. Pope (Age 54)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Joe D. Rainey (Age 66)	President, Eastern Hemisphere of Halliburton Company, since January 2011

Mark J. Richard (Age 61)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019
Senior Vice President, Business Development and Marketing of Halliburton Company, November 2015 to July 2018

Jill D. Sharp (Age 52)	Senior Vice President, Internal Assurance Services of Halliburton Company, since January 2022
Vice President, Internal Assurance Services of Halliburton Company, September 2021 to December 2021
Vice President, Finance - Western Hemisphere of Halliburton Company, October 2016 to August 2021

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

HAL 2022 FORM 10-K | 8

Table of Contents	Item 1 | Business
Directors of the Registrant

Name	Title and company

William E. Albrecht	President of Moncrief Energy, LLC

M. Katherine Banks	President of Texas A&M University

Alan M. Bennett	Retired President and Chief Executive Officer of H&R Block, Inc.

Milton Carroll	Retired Executive Chairman of the Board of CenterPoint Energy, Inc.

Earl M. Cummings	Managing Partner of MCM Houston Properties, LLC and Chief Executive Officer of BTS Team, Inc.

Murry S. Gerber	Retired Executive Chairman of the Board of EQT Corporation

Abdulaziz F. Al Khayyal	Retired Senior Vice President of Industrial Relations of Saudi Aramco

Robert A. Malone	Executive Chairman, President and Chief Executive Officer of First Sonora Bancshares, Inc.

Jefferey A. Miller	Chairman of the Board, President and Chief Executive Officer of Halliburton Company

Bhavesh V. Patel	Chief Executive Officer of W.R. Grace

Tobi M. Edwards Young	Senior Vice President, Global Privacy, Government Affairs, and Chief Regulatory Attorney of Cognizant Technology Solutions

HAL 2022 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors
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
-    governmental regulations and other actions, including economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
-    weather conditions, natural disasters, and health or similar issues, such as COVID-19 and other pandemics or epidemics;
-    worldwide political and military actions, and economic conditions, including potential recessions; and
-    increased demand for alternative energy and use of electric vehicles and increased emphasis on decarbonization, including government initiatives, such as the variety of tax credits contained in the U.S. Inflation Reduction Act of 2022, to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

HAL 2022 FORM 10-K | 10

Table of Contents	Item 1(a) | Risk Factors
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
Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customer's capital spending include:
-    oil and natural gas prices, which are impacted by the factors described in the preceding risk factor;
-    the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors' interest in hydrocarbon producers because of environmental and sustainability initiatives;
-    changes in customers' capital allocation, including an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;
-    restrictions on our customers' ability to get their produced oil and natural gas to market due to infrastructure limitations;
-    consolidation of our customers;
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
Events can occur at sites where our products and equipment are produced, stored, transported, or installed, or where we conduct our operations or provide our services, or at chemical blending or manufacturing facilities, including well blowouts and equipment or materials failures, which could result in explosions, fires, personal injuries, property damage (including surface and subsurface damage), pollution, and potential legal responsibility. Generally, we rely on liability insurance coverage and on contractual indemnities, releases, and limitations of liability with our customers to protect us from potential liability related to such occurrences. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our business could be materially and adversely affected by severe or unseasonable weather where we have operations.
Our business could be materially and adversely affected by severe weather, particularly in Canada, the Gulf of Mexico, and the North Sea. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe or unseasonable weather conditions may include:
-    evacuation of personnel and inoperability of equipment resulting in curtailment of services;
-    weather-related damage to offshore drilling rigs resulting in suspension of operations;
-    weather-related damage to our facilities and project work sites;
-    inability to deliver materials to job sites in accordance with contract schedules;
-    fluctuations in demand for oil and natural gas, including possible decreases during unseasonably warm winters; and
-    loss of productivity.

Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.
We rely on a variety of intellectual property rights that we use in our services and products. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Courts could find that others infringe our patent or other intellectual property rights or that our products and services may infringe the intellectual property rights of others. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect us.

HAL 2022 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors
If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced.
The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.

We sometimes provide integrated project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.
We sometimes provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily national oil companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

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
Raw materials essential to our operations and manufacturing, such as proppants (primarily sand), chemicals, metals, and gels, are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations.

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

HAL 2022 FORM 10-K | 12

Table of Contents	Item 1(a) | Risk Factors
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

In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. The imposition of such sanctions on Russia in connection with Russia’s invasion of Ukraine led to our decision to dispose of our Russian operations during the third quarter of 2022.

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in government investigations of our activities, as well as criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, and loss of import and export privileges.

Our activities outside of the United States expose us to various legal, social, economic, and political issues which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

HAL 2022 FORM 10-K | 13

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

HAL 2022 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors
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

Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases, climate change, or alternative energy sources could have a negative impact on our business and may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Changes in or the adoption or enactment of laws, regulations, treaties or international agreements related to greenhouse gases, climate change, or alternative energy sources, including changes that may make it more expensive to explore for and produce oil and natural gas, may negatively impact demand for our services and products. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases.

The President of the United States has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. The Executive Orders halting the leasing of U.S. federal lands were challenged in court and, in August 2022, a federal judge in Louisiana issued a permanent injunction against the temporary halt to the leasing of federal lands for oil and gas drilling. As a result of the review of leasing and permitting practices, the U.S. Department of the Interior recommended increasing the royalty rate payable to the U.S. government by operators, as well as bonding requirements and emissions requirements for operators. The Biden Administration resumed selling leases to drill for oil and gas on federal lands in April 2022, but with an 80% reduction in the number of acres offered and an increase in the royalties companies must pay to drill. All of these changes could have a negative effect on exploration and production of oil and natural gas and, consequently, negatively impact the demand for our products and services.

HAL 2022 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
In February 2021, the United States formally re-joined the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities. The Inflation Reduction Act of 2022 establishes a charge on methane emissions above certain limits from the same facilities. Though we are closely following developments in this area and changes in the regulatory landscape in the United States, we cannot predict how or when those changes may ultimately impact our business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases or climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We could be subject to changes in our tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
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
For example, due to the unsettled political conditions in many oil-producing countries, our operations, revenue, and profits are subject to the adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These, and other risks described above, could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Angola, Argentina, Azerbaijan, Brazil, Indonesia, Kazakhstan, Mexico, Mozambique, Nigeria, Papua New Guinea, and Ukraine. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

HAL 2022 FORM 10-K | 16

Table of Contents	Item 1(a) | Risk Factors
General Risk Factors

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmissions, as well as in our interactions with our business associates, such as customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including attacks resulting from phishing emails and malware infections. We responded to and mitigated the impact of these incidents. Even if we successfully defend our own digital technologies and services, we also rely on our business associates, with whom we may share data and services, to defend their digital technologies and services against attack. No known leakage of material financial, technical, or customer data occurred as a result of cyberattacks against us and none of the incidents mentioned above had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

If our systems, or our business associates' systems, for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our business associates, customers, employees, and other third parties, and may result in claims against us. In addition, laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our ability to declare and pay dividends and repurchase shares is subject to certain considerations and we may be unable to meet our capital return framework goal of returning at least 50% of annual free cash flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our stock.
Our capital return framework includes a goal of returning at least 50% of annual free cash flow (cash flow from operations less capital expenditures plus proceeds from sales of property, plant, and equipment) to our shareholders through dividends and share repurchases. Dividends and share repurchases are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including our financial results, cash requirements, and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay dividends or make share repurchases in accordance with our capital return framework goal or at all. Any elimination of, or downward revision in, our dividend payout or share repurchase program could have an adverse effect on the market price of our common stock.

Meeting our capital return framework goal requires us to generate consistent free cash flow and have available capital in the years ahead in an amount sufficient to enable us to continue investing in organic and inorganic growth as well as to return a significant portion of the cash generated to shareholders in the form of dividends and share repurchases. Also, our cash flow fluctuates over the course of the year, so, although our goal is to return at least 50% of annual free cash flow to shareholders, that is an average over a year and the dividends paid, the number of shares repurchased, and the amount of free cash flow returned in any quarter during the year will vary and may be more or less than 50%. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to pay dividends and to repurchase shares, or if our Board of Directors determines to change or discontinue dividend payments or share repurchases.

HAL 2022 FORM 10-K | 17

Table of Contents	Item 1(a) | Risk Factors
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
We have a number of significant customers. While no single customer represented more than 10% of consolidated revenue in any period presented, the loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.

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

HAL 2022 FORM 10-K | 18

Table of Contents	Item 1(a) | Risk Factors
Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
We conduct some operations through joint ventures in which unaffiliated third parties may control the operations of the joint venture or we may share control. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference, or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any violation of law, nonperformance, or default by, or bankruptcy of our joint venture partners. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

HAL 2022 FORM 10-K | 19

Table of Contents	Item 1(b) | Unresolved Staff Comments
Item 1(b). Unresolved Staff Comments.
None.

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. Our principal properties include manufacturing facilities, research and development laboratories, technology centers, and corporate offices. We also have numerous small facilities that include sales, project, and support offices, and bulk storage facilities throughout the world. Our owned properties have no material encumbrances. We believe all properties that we currently occupy are suitable for their intended use.

The following locations represent our major facilities by segment:
–Completion and Production: Arbroath, United Kingdom; Duncan, Oklahoma; Johor Bahru, Malaysia; Jubail, Saudi Arabia; Lafayette, Louisiana; and Singapore
–Drilling and Evaluation: Alvarado, Texas and The Woodlands, Texas
–Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Dhahran, Saudi Arabia; Dubai, United Arab Emirates; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Panama City, Panama; Pune, India; Rio de Janeiro, Brazil; and Tananger, Norway

Item 3. Legal Proceedings.
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

HAL 2022 FORM 10-K | 20

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

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2022, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2017 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

200
175
150
125
100
75
50
25
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Halliburton
OSX
S & P 500 ®

	December 31
	2017	2018	2019	2020	2021	2022
Halliburton	$100.00	$55.43	$52.27	$41.35	$49.74	$87.30
Philadelphia Oil Service Index (OSX)	100.00	54.78	54.48	31.56	38.10	61.53
Standard & Poor’s 500 ® Index	100.00	95.62	125.72	148.85	191.58	156.88

HAL 2022 FORM 10-K | 21

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 31, 2023, we had 10,161 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	346,900	$35.74	337,500	$5,087,863,791
November 1 - 30	4,044,166	$37.31	4,015,334	$4,938,012,529
December 1 - 31	2,575,854	$36.29	2,431,781	$4,850,008,094
Total	6,966,920	$36.85	6,784,615

(a)
Of the 6,966,920 shares purchased during the three-month period ended December 31, 2022, 182,305 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $4.9 billion remained authorized for repurchases as of December 31, 2022. From the inception of this program in February 2006 through December 31, 2022, we repurchased approximately 231 million shares of our common stock for a total cost of approximately $9.3 billion.

Item 6. (Reserved)

HAL 2022 FORM 10-K | 22

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

EXECUTIVE OVERVIEW

Market conditions
Since early 2020, world-wide oil and gas supply and demand imbalances and related volatility of oil and natural gas prices (including as a result of the COVID-19 pandemic) have resulted in dramatic fluctuations in oil and gas markets. The volatility continued in 2022 as markets were impacted by inflationary pressures, changes to OPEC+ production levels, supply chain shortages, demand uncertainty, and geopolitical conflicts including Russia's invasion of and continued war with Ukraine. The West Texas Intermediate (WTI) crude oil price averaged approximately $88 per barrel during the fourth quarter of 2022 and $96 per barrel for the full year of 2022. The U.S. land average rig count continues to be below pre-pandemic levels, but showed improvement in each quarter of 2022. The Brent crude oil price averaged $89 per barrel during the fourth quarter of 2022 and $101 per barrel for the full year of 2022. The international average rig count showed improvement in the second half of 2022.

Globally, we are being impacted by supply chain shortages and increased lead times as the post-pandemic recovery stressed both the supply of raw materials and transportation logistics. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to frac sand, chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions that work to minimize the operational impact.

As a result of Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries enacted new sanctions against Russia and Russian interests. In order to comply with these sanctions, we ceased pursuing future business in Russia and began to wind down our remaining operations in Russia in March of 2022. During the second quarter of 2022, we made the decision to sell our Russian operations and completed the sale in the third quarter of 2022. We wrote down the disposal group to fair value less costs to sell, resulting in a pre-tax charge of $344 million during the second quarter of 2022. See Note 2 to our consolidated financial statements for additional information.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2022, we generated total company revenue of $20.3 billion, a 33% increase from the $15.3 billion of revenue generated in 2021, with our Completion and Production (C&P) segment revenue increasing by 38% and our Drilling and Evaluation (D&E) segment revenue increasing by 27%. We reported total company operating income of approximately $2.7 billion in 2022, compared to operating income of $1.8 billion in 2021. These increases were driven primarily by increased demand for our products and services in North America land tied to a substantial improvement in the North America average rig count during 2022. Both of our segments were negatively impacted by our exit from Russia in the third quarter of 2022.
HAL 2022 FORM 10-K | 23

Table of Contents	Item 7 | Executive Overview

Our North America revenue increased 51% in 2022 compared to 2021, resulting from higher activity and pricing in North America land primarily associated with increased stimulation and well construction services. North America average rig count increased 47% for 2022 as compared to the average rig count for 2021.

Internationally, revenue improved 20% in 2022 compared to 2021, primarily driven by higher activity for drilling and completions related services in Latin America and the Eastern Hemisphere, which were partly offset by our exit from Russia and lower activity in the North Sea. The international average rig count increased 13% for 2022 as compared to the average rig count for 2021.

Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

Sustainability and Energy Mix Transition
In the first quarter of 2021, we announced our target to achieve 40% reduction in Scope 1 and 2 emissions by 2035 from the 2018 baseline. During 2022, we continued to execute on priorities we set to help us progress toward our 2035 emissions reduction target. As our customers have begun to invest more in reducing emissions and developing projects focused on sustainable energy, we have developed or are developing solutions intended to reduce our own carbon footprint while advancing our customers’ decarbonization efforts. As the energy mix transition unfolds, we will continue to seek to apply our expertise and products and services across different developing parts of the energy mix transition. We have also applied our experience and resources in sectors adjacent to our traditional oilfield services sectors, including carbon capture and storage, hydrogen, and geothermal. Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs. As of December 31, 2022, Halliburton Labs had 21 participating companies and alumni. Halliburton Labs allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital.

Our sustainability efforts have been recognized as we were named to the 2022 Dow Jones Sustainability Indices (DJSI), which recognizes the top 10% most sustainable companies per industry. The DJSI uses ESG criteria to measure and rank the performance of best-in-class companies selected for its list. When compared to our peers, we ranked in the 98th percentile and received high marks in the Human Capital Development, Risk & Crisis Management, and Business Ethics categories.

Additionally, we published our 2021 Annual and Sustainability Report (ASR) in March of 2022, which details our strategy and progress on sustainability issues, as well as our efforts on increased environmental reporting transparency, including conducting a climate scenario analysis. Information on our website, including the ASR report, is not incorporated by reference into this Annual Report on Form 10-K.

HAL 2022 FORM 10-K | 24

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $2.3 billion of cash and equivalents, compared to $3.0 billion of cash and equivalents at December 31, 2021.

Significant sources and uses of cash in 2022
Sources of cash:
•Cash flows from operating activities were $2.2 billion. This included a negative impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $941 million, primarily associated with increased receivables and inventory.
Uses of cash:
•Debt repayments were $1.2 billion. In February of 2022, we paid $641 million to redeem $600 million aggregate principal amount of our 3.8% senior notes due November 2025. The payment also included the make-whole premium and accrued interest. In September of 2022, we paid $603 million to redeem $600 million aggregate principal amount of our 3.5% senior notes due August 2023 at par. The payment also included accrued interest.
•Capital expenditures were $1.0 billion.
•We paid $435 million of dividends to our shareholders.
•We repurchased 6.8 million shares for $250 million.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. Capital spending for 2023 is currently expected to be within our target of approximately 5-6% of revenue. We believe this level of spend will allow us to invest in our key strategic areas. However, we will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

In 2023, we expect to pay approximately $897 million for contractual purchase obligations (with another $292 million due through 2025), $416 million of interest on debt, and approximately $333 million under our leasing arrangements. Payments for interest on our debt arrangements are expected to remain relatively flat for the foreseeable future. See Note 6 and Note 9 to the consolidated financial statements for additional information on expected future payments under our leasing arrangements and debt maturities.

We are not able to reasonably estimate the timing of cash outflows associated with our uncertain tax positions, in part because we are unable to predict the timing of potential tax settlements with applicable taxing authorities. As of December 31, 2022, we had $311 million of gross unrecognized tax benefits, excluding penalties and interest, of which we estimate $259 million may require us to make a cash payment. We estimate that approximately $232 million of the cash payment will not be settled within the next 12 months.

While we maintain our focus on liquidity and debt reduction, we are also focused on increasing cash returns to our shareholders. Our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases.

In January of 2023, we announced that our Board of Directors declared a dividend of $0.16 per common share for the first quarter of 2023, or approximately $145 million. During 2022, our quarterly dividend rate was $0.12 per common share, or approximately $109 million per quarter.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $4.9 billion remained authorized for repurchases as of December 31, 2022 and may be used for open market and other share purchases.

We do not intend to incur additional debt in 2023, as we believe our cash on hand and earnings from operations are sufficient to cover our obligations for the year.

HAL 2022 FORM 10-K | 25

Table of Contents	Item 7 | Liquidity and Capital Resources
Other factors affecting liquidity
Financial position in current market. As of December 31, 2022, we had $2.3 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility executed on April 27, 2022 with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $500 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, dividends, if any, debt repayment, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of December 31, 2022, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

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

Receivables from our primary customer in Mexico accounted for approximately 9% of our total receivables as of December 31, 2022. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect to have, any material write-offs due to collectability of receivables from this customer.

HAL 2022 FORM 10-K | 26

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2022, 2021, and 2020, based on the location of services provided and products sold, 45%, 40%, and 38%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers' expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, during 2023, we generally expect that many of our customers in North America will continue their strategy of operating within their cash flows and generating returns rather than prioritizing production growth. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average prices for WTI crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	2022	2021	2020
Oil price - WTI (1)	$96.04	$67.99	$39.23
Oil price - Brent (1)	100.78	70.68	41.76
Natural gas price - Henry Hub (2)	6.29	3.91	2.04

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2022	2021	2020
U.S. Land	708	465	418
U.S. Offshore	15	15	15
Canada	175	132	89
North America	898	612	522
International	851	755	825
Worldwide total	1,749	1,367	1,347

HAL 2022 FORM 10-K | 27

Table of Contents	Item 7 | Business Environment and Results of Operations
Business outlook
According to the United States Energy Information Administration (EIA) January 2023 "Short Term Energy Outlook," the EIA expects Brent crude oil spot prices to average $83 per barrel for the full year of 2023, a decrease of approximately 18% over the full year of 2022 average price per barrel. The EIA anticipates a further decline in prices to $78 per barrel for the full year of 2024 as they believe global oil inventories will build, applying downward pressure on crude oil prices. The EIA expects the WTI crude oil spot prices to average $77 per barrel for the full year of 2023, a decrease of approximately 19% over the full year of 2022 average price per barrel.

The EIA's report projects Henry Hub natural gas prices to average $4.90 per MMBtu for the full year of 2023, an approximate 24% decrease over 2022 full year averages.

The EIA reported crude oil production in the United States averaged 11.9 million barrels per day in 2022 and expects production to average 12.4 million barrels per day in 2023, an approximate 4% increase. In addition, the EIA expects crude oil production in the United States to rise to 12.8 million barrels per day in 2024.

The International Energy Agency's January 2023 "Oil Market Report" forecasts 2023 global oil demand to reach 101.7 million barrels per day, an increase of approximately 2% from 2022.

We continue to expect that oil and gas demand will grow over the next several years, despite the actions taken by central banks in an attempt to control inflation by increasing interest rates and the resulting concern about a potential economic slowdown. We believe the demand will be driven by economic expansion, energy security concerns, relaxed COVID restrictions in China, and population growth. In addition, we think supply dynamics have fundamentally changed due to investor return requirements, publicly stated environmental, social, and governance commitments, and regulatory pressure, all of which resulted in low inventory levels (compared to historical levels) and production below expectations. We believe many years of increased investment in existing and new sources of production is the only solution to increase supply and that production will be needed from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects.

Internationally, we expect activity to grow at least 14-16% during 2023 with most new activity coming from the Middle East and Latin America, both in onshore and offshore markets. In North America, we expect strong activity and anticipate customer spending to increase by at least 15% during 2023 as compared to 2022.

HAL 2022 FORM 10-K | 28

Table of Contents	Item 7 | Results of Operations in 2022 Compared to 2021
RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021

			Favorable	Percentage
Millions of dollars	2022	2021	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$11,582	$8,410	$3,172	38%
Drilling and Evaluation	8,715	6,885	1,830	27
Total revenue	$20,297	$15,295	$5,002	33%
By geographic region:
North America	$9,597	$6,371	$3,226	51%
Latin America	3,197	2,362	835	35
Europe/Africa/CIS	2,691	2,719	(28)	(1)
Middle East/Asia	4,812	3,843	969	25
Total revenue	$20,297	$15,295	$5,002	33%

Operating income:
By operating segment:
Completion and Production	$2,037	$1,238	$799	65%
Drilling and Evaluation	1,292	801	491	61
Total operations	3,329	2,039	1,290	63
Corporate and other	(256)	(227)	(29)	(13)
Impairments and other charges	(366)	(12)	(354)	n/m
Total operating income	$2,707	$1,800	$907	50%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue was $11.6 billion in 2022, an increase of $3.2 billion, or 38%, compared to 2021. Operating income was $2.0 billion in 2022, a 65% increase from $1.2 billion in 2021. These results were primarily driven by higher utilization and pricing for pressure pumping services in the Western Hemisphere, additional completion tool sales in the Western Hemisphere and Saudi Arabia, increased artificial lift activity in North America land, and increased well intervention services in North America and the Eastern Hemisphere. Partially offsetting these increases were decreased activity in Russia due to our exit from the country, lower completion tool sales and cementing activity in Norway, and decreased stimulation activity in Oman.

Drilling and Evaluation
Drilling and Evaluation revenue was $8.7 billion in 2022, an increase of $1.8 billion, or 27%, from 2021. Operating income was $1.3 billion in 2022, an increase of $491 million, or 61%, compared to 2021. These results were primarily related to increased drilling-related services in the Western Hemisphere, Middle East/Asia, West Africa, Egypt, and Eastern Mediterranean, along with higher wireline activity and testing services globally. Project management activity increased in Latin America, India, and Saudi Arabia. Partially offsetting these increases were reduced activity in Russia due to our exit from the country and decreased drilling-related services in Norway.

Geographic Regions

North America
North America revenue was $9.6 billion in 2022, a 51% increase compared to 2021, resulting from higher activity and pricing across the region, primarily associated with pressure pumping activity, drilling-related services, and completion tool sales. Higher artificial lift activity in North America land, along with additional wireline activity and well intervention services in North America land and the Gulf of Mexico, also contributed to this increase.

HAL 2022 FORM 10-K | 29

Table of Contents	Item 7 | Results of Operations in 2022 Compared to 2021
Latin America
Latin America revenue was $3.2 billion in 2022, a 35% increase compared to 2021, resulting primarily from improvements across multiple product service lines in Mexico, Argentina, and Colombia, increased project management activity and well construction services in Ecuador, higher completion tool sales in Brazil and the Caribbean, additional pressure pumping activity in Brazil, and improved project management activity in Suriname. Partly offsetting these increases were lower well intervention and drilling-related services in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.7 billion in 2022, a 1% decrease compared to 2021. The decrease was mostly driven by lower activity in Russia due to our exit from the country and reduced activity in Norway. This decline was partially offset by increases in multiple product service lines in Egypt, Angola, and Eastern Mediterranean, combined with higher drilling-related services in West Africa and increased well intervention services across the region.

Middle East/Asia
Middle East/Asia revenue was $4.8 billion in 2022, a 25% increase compared to 2021. The increase was primarily from improvements across multiple product service lines in Saudi Arabia, Kuwait, India, and United Arab Emirates, higher well construction services in Oman, Indonesia, and Iraq, and additional completion tool sales and cementing activity in Qatar. Partially offsetting these increases were lower stimulation and well intervention services in Oman.

Other Operating Items

Impairments and other charges. During 2022, we recognized $366 million of charges, primarily related to a $344 million write down of all our net assets in Russia as a result of our decision to sell our Russia operations due to the sanctions enacted against Russia arising from the conflict in Ukraine. In the first quarter of 2022, we recognized a pre-tax charge of $22 million to write down all of our assets in Ukraine, including $16 million in receivables, due to the ongoing conflict between Russia and Ukraine. During 2021, we recognized $12 million of net charges. These charges included $36 million of depreciation catch-up expense on our Pipeline and Process Services business assets previously classified as held for sale, $15 million of severance costs, and $35 million of other items, partially offset by a $74 million gain related to the closing of a structured transaction for our North America real estate assets. See Note 2 to the consolidated financial statements for further discussion on these charges.

Nonoperating Items

Loss on early extinguishment of debt. During the year ended December 31, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes due November 2025, which included premiums and unamortized expenses. See Note 9 to the consolidated financial statements for further information.

Income tax (provision) benefit. During the year ended December 31, 2022, we recorded a total income tax provision of $515 million on pre-tax income of $2.1 billion, resulting in an effective tax rate of 24.4%. The effective tax rate for 2022 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets. During 2021, we recorded a total income tax benefit of $216 million on pre-tax income of $1.3 billion, resulting in an effective tax rate of -17.2%. We recorded a tax benefit of approximately $500 million during 2021, primarily due to the partial release of a valuation allowance on our deferred tax assets. This release was based on improved market conditions and reflects our expectation to utilize these deferred tax assets. See Note 11 to the consolidated financial statements for significant drivers of these tax (provisions) benefits.

HAL 2022 FORM 10-K | 30

Table of Contents	Item 7 | Results of Operations in 2021 Compared to 2020
RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020

Information related to the comparison of our operating results between the years 2021 and 2020 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

HAL 2022 FORM 10-K | 31

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

HAL 2022 FORM 10-K | 32

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

Legal and investigation matters
As discussed in Note 10 of our consolidated financial statements, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2022, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

Value of long-lived assets, including intangible assets and goodwill
We carry a variety of long-lived assets on our balance sheet including property, plant, and equipment, goodwill, and other intangibles. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We conduct impairment tests on goodwill annually, during the third quarter, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

HAL 2022 FORM 10-K | 33

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

At December 31, 2022, our allowance for credit losses totaled $731 million, or 14.7% of notes and accounts receivable before the allowance. At December 31, 2021, our allowance for credit losses totaled $754 million, or 17.8% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable from our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2022 would have resulted in a $50 million adjustment to 2022 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our forward foreign exchange contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2022 would result in a $90 million, pre-tax loss for our net monetary assets denominated in currencies other than United States dollars. As of December 31, 2022, we did not have any interest rate swaps outstanding and our outstanding debt has fixed interest rates.

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

HAL 2022 FORM 10-K | 34

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

HAL 2022 FORM 10-K | 35

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 15 to the consolidated financial statements.

HAL 2022 FORM 10-K | 36

Item 8. Financial Statements and Supplementary Data.

HAL 2022 FORM 10-K | 37

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Eric J. Carre
Jeffrey A. Miller	Eric J. Carre
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2022 FORM 10-K | 38

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recognizes deferred tax assets         and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2022, the Company had gross deferred tax assets of $3.7 billion and a related valuation allowance of $0.8 billion.
We identified the evaluation of the realizability of domestic deferred tax assets as a critical audit matter. The evaluation of the realizability of domestic deferred tax assets, specifically related to foreign tax credits, required subjective auditor judgment to assess the forecasts of future taxable income over the periods in which those temporary differences become deductible. Changes in assumptions regarding forecasted taxable income, specifically revenue growth rates, could have an impact on the Company’s evaluation of the realizability of the domestic deferred tax assets.
HAL 2022 FORM 10-K | 39

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of forecasts of future taxable income. We evaluated the assumptions used in the development of forecasts of future taxable income, specifically revenue growth rates, by comparing to historical actuals while considering current and anticipated future commodity prices or market events. We also evaluated the Company’s history of realizing domestic deferred tax assets by evaluating the expiration of foreign tax credits.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 7, 2023
HAL 2022 FORM 10-K | 40

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 7, 2023
HAL 2022 FORM 10-K | 41

HALLIBURTON COMPANY Consolidated Statements of Operations
	Year Ended December 31
Millions of dollars and shares except per share data	2022	2021	2020
Revenue:
Services	$14,749	$10,989	$10,203
Product sales	5,548	4,306	4,242
Total revenue	20,297	15,295	14,445
Operating costs and expenses:
Cost of services	12,381	9,745	9,458
Cost of sales	4,603	3,534	3,442
Impairments and other charges	366	12	3,799
General and administrative	240	204	182
Total operating costs and expenses	17,590	13,495	16,881
Operating income (loss)	2,707	1,800	(2,436)
Interest expense, net of interest income of $117, $60, and $38	(375)	(469)	(505)
Loss on early extinguishment of debt	(42)	—	(168)
Other, net	(180)	(79)	(111)
Income (loss) before income taxes	2,110	1,252	(3,220)
Income tax benefit (provision)	(515)	216	278
Net income (loss)	$1,595	$1,468	$(2,942)
Net income attributable to noncontrolling interest	(23)	(11)	(3)
Net income (loss) attributable to company	$1,572	$1,457	$(2,945)
Basic net income per share	$1.74	$1.63	$(3.34)
Diluted net income per share	$1.73	$1.63	$(3.34)
Basic weighted average common shares outstanding	904	892	881
Diluted weighted average common shares outstanding	908	892	881
See notes to consolidated financial statements.

HAL 2022 FORM 10-K | 42

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31
Millions of dollars	2022	2021	2020
Net income (loss)	$1,595	$1,468	$(2,942)
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(54)	179	(24)
Other	7	—	24
Other comprehensive income (loss), net of income taxes	(47)	179	—
Comprehensive income (loss)	$1,548	$1,647	$(2,942)
Comprehensive income attributable to noncontrolling interest	(23)	(11)	(3)
Comprehensive income (loss) attributable to company shareholders	$1,525	$1,636	$(2,945)
See notes to consolidated financial statements.

HAL 2022 FORM 10-K | 43

HALLIBURTON COMPANY Consolidated Balance Sheets
	December 31
Millions of dollars and shares except per share data	2022	2021
Assets
Current assets:
Cash and equivalents	$2,346	$3,044
Receivables (net of allowances for credit losses of $731 and $754)	4,627	3,666
Inventories	2,923	2,361
Other current assets	1,056	872
Total current assets	10,952	9,943
Property, plant, and equipment (net of accumulated depreciation of $11,660 and $11,442)	4,348	4,326
Goodwill	2,829	2,843
Deferred income taxes	2,636	2,695
Operating lease right-of-use assets	913	934
Other assets	1,577	1,580
Total assets	$23,255	$22,321
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,121	$2,353
Accrued employee compensation and benefits	634	493
Taxes other than income	349	292
Income Taxes Payable	294	261
Current portion of operating lease liabilities	224	240
Other current liabilities	723	667
Total current liabilities	5,345	4,306
Long-term debt	7,928	9,127
Operating lease liabilities	791	845
Employee compensation and benefits	408	492
Other liabilities	806	823
Total liabilities	15,278	15,593
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,066 and 1,066 shares)	2,664	2,665
Paid-in capital in excess of par value	50	32
Accumulated other comprehensive loss	(230)	(183)
Retained earnings	10,572	9,710
Treasury stock, at cost (164 and 170 shares)	(5,108)	(5,511)
Company shareholders’ equity	7,948	6,713
Noncontrolling interest in consolidated subsidiaries	29	15
Total shareholders’ equity	7,977	6,728
Total liabilities and shareholders’ equity	$23,255	$22,321
See notes to consolidated financial statements.

HAL 2022 FORM 10-K | 44

HALLIBURTON COMPANY Consolidated Statements of Cash Flows
	Year Ended December 31
Millions of dollars	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,595	$1,468	$(2,942)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	940	904	1,058
Impairments and other charges	366	12	3,799
Deferred income tax provision (benefit)	70	(486)	(444)
Cash impact of impairments and other charges - severance payments	—	(47)	(350)
Changes in assets and liabilities:
Receivables	(1,151)	(500)	1,394
Accounts payable	852	795	(934)
Inventories	(642)	(10)	340
Other operating activities	212	(225)	(40)
Total cash flows provided by operating activities	2,242	1,911	1,881
Cash flows from investing activities:
Capital expenditures	(1,011)	(799)	(728)
Proceeds from sales of property, plant, and equipment	200	257	286
Proceeds from a structured real estate transaction	—	87	—
Other investing activities	(156)	(79)	(44)
Total cash flows used in investing activities	(967)	(534)	(486)
Cash flows from financing activities:
Payments on long-term borrowings	(1,242)	(700)	(1,654)
Dividends to shareholders	(435)	(161)	(278)
Stock repurchase program	(250)	—	(100)
Proceeds from issuance of common stock	229	79	87
Proceeds from issuance of long-term debt, net	—	—	994
Other financing activities	(100)	(56)	(56)
Total cash flows used in financing activities	(1,798)	(838)	(1,007)
Effect of exchange rate changes on cash	(175)	(58)	(93)
Increase/(decrease) in cash and equivalents	(698)	481	295
Cash and equivalents at beginning of year	3,044	2,563	2,268
Cash and equivalents at end of year	$2,346	$3,044	$2,563
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$487	$517	$509
Income taxes	$354	$214	$300
See notes to consolidated financial statements.

HAL 2022 FORM 10-K | 45

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity
	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2019	$2,669	$143	$(6,427)	$11,989	$(362)	$13	$8,025
Comprehensive income (loss):
Net income (loss)	—	—	—	(2,945)	—	3	(2,942)
Cash dividends ($0.315 per share)	—	—	—	(278)	—	—	(278)
Stock plans	(3)	(143)	506	(75)	—	—	285
Stock repurchase program	—	—	(100)	—	—	—	(100)
Other	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	1,457	—	11	1,468
Other comprehensive income	—	—	—	—	179	—	179
Cash dividends ($0.18 per share)	—	—	—	(161)	—	—	(161)
Stock plans	(1)	32	510	(277)	—	—	264
Other	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	1,572	—	23	1,595
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Cash dividends ($0.48 per share)	—	—	—	(435)	—	—	(435)
Stock plans	(1)	18	653	(275)	—	—	395
Stock repurchase program	—	—	(250)	—	—	—	(250)
Other	—	—	—	—	—	(9)	(9)
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
See notes to consolidated financial statements.

HAL 2022 FORM 10-K | 46

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers. Research and development costs are expensed as incurred and were $345 million in 2022, $321 million in 2021, and $309 million in 2020.

Cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost represents invoice or production cost for new items and original cost. Production cost includes material, labor, and manufacturing overhead. Our inventory is recorded on the weighted average cost method. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand, and technological developments.

HAL 2022 FORM 10-K | 47

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2020:	$1,973	$831	$2,804
Current year acquisitions	12	—	12
Other	27	—	27
Balance at December 31, 2021:	$2,012	$831	$2,843
Current year acquisitions	8	—	8
Other	—	(22)	(22)
Balance at December 31, 2022:	$2,020	$809	$2,829

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2022, 2021, and 2020, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.

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

HAL 2022 FORM 10-K | 48

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

HAL 2022 FORM 10-K | 49

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the years ended December 31, 2022, 2021, and 2020 which are reflected within "Impairments and other charges" on our consolidated statements of operations.

	Year Ended December 31
Millions of dollars	2022	2021	2020
Receivables	$202	$—	$—
Long-lived asset impairments	100	—	2,629
Inventory costs and write-downs	70	—	505
Catch-up depreciation	—	36	—
Severance costs	—	15	384
Gain on real estate transaction	—	(74)	—
Other	(6)	35	281
Total impairments and other charges	$366	$12	$3,799

During the year ended December 31, 2022, due to Russia's invasion of Ukraine and resulting sanctions imposed on Russia, we made the decision to sell our Russian operations and completed the sale in the third quarter of 2022. We wrote down the disposal group to fair value less costs to sell, which resulted in a pre-tax charge of $344 million. Of this pre-tax charge, approximately $131 million was attributable to our Completion and Production segment, approximately $178 million was attributable to our Drilling and Evaluation segment, and $35 million was selling costs and was attributable to Corporate and other. We no longer conduct operations in Russia. Additionally, during the first quarter of 2022, we recorded a pre-tax charge of $22 million primarily related to the write down of all our assets in Ukraine. Included in this charge is a $16 million allowance for credit loss as we do not expect to collect our receivables in Ukraine. Long-lived asset impairments include impairments of property, plant, and equipment.

For the year ended December 31, 2021, $12 million of impairments and other charges was recorded due to the decision to discontinue the proposed sale of our Pipeline and Process Services business and as a result we recorded a $36 million charge for accumulated unrecognized depreciation and amortization expense during the period the associated assets were classified as held for sale. Additionally, we finalized a structured transaction relating to most of our owned United States real estate. As a result of the transaction, we derecognized $358 million of assets previously held for sale included in Other current assets and recognized an investment in an unconsolidated subsidiary of $349 million included in Other Assets, which resulted in a gain of $74 million, due to specific assets with a carrying amount less than the fair value.

For the year ended December 31, 2020, the $2.6 billion of long-lived asset impairments consisted of the following: $1.0 billion attributable to hydraulic fracturing equipment, the majority of which was located in North America; $297 million related to drilling-related services equipment; $191 million related to right-of-use assets, primarily operating leases; $131 million related to intangible assets; and $394 million associated with other fixed asset impairments. Also included in "Long-lived asset impairments" was $616 million for a fair value adjustment on real estate properties held for sale, primarily related to a contemplated structured transaction for our North America real estate assets due to specific assets with a fair value less than the carrying amount. Inventory costs and write-downs for 2020 in the table above primarily represent disposal of excess inventory, including drilling fluids and other chemicals, and write-downs in which some of our inventory cost exceeded its market value.

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

HAL 2022 FORM 10-K | 50

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2022	2021	2020
Revenue:
Completion and Production	$11,582	$8,410	$7,839
Drilling and Evaluation	8,715	6,885	6,606
Total revenue	$20,297	$15,295	$14,445
Operating income:
Completion and Production	$2,037	$1,238	$995
Drilling and Evaluation	1,292	801	569
Total operations	3,329	2,039	1,564
Corporate and other (a)	(256)	(227)	(201)
Impairments and other charges (b)	(366)	(12)	(3,799)
Total operating income (loss)	$2,707	$1,800	$(2,436)
Interest expense, net of interest income	$(375)	$(469)	$(505)
Loss on early extinguishment of debt	(42)	—	(168)
Other, net	(180)	(79)	(111)
Income (loss) before income taxes	$2,110	$1,252	$(3,220)
Capital expenditures:
Completion and Production	$589	$402	$314
Drilling and Evaluation	420	392	410
Corporate and other	2	5	4
Total capital expenditures	$1,011	$799	$728
Depreciation, depletion, and amortization:
Completion and Production	$520	$502	$615
Drilling and Evaluation	406	388	430
Corporate and other	14	14	13
Total depreciation, depletion, and amortization	$940	$904	$1,058

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
Impairments and other charges are as follows:
-For the year ended December 31, 2022, amount includes approximately $136 million attributable to Completion and Production, $195 million attributable to Drilling and Evaluation, and a $35 million attributable to Corporate and other.
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

HAL 2022 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	December 31
Millions of dollars	2022	2021
Total assets:
Completion and Production (a)	$9,311	$8,186
Drilling and Evaluation (a)	7,199	6,606
Corporate and other (b)	6,745	7,529
Total assets	$23,255	$22,321

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.

Operations by geographic region
The following tables present information by geographic area. In 2022, 2021, and 2020, based on the location of services provided and products sold, 45%, 40%, and 38%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented. As of December 31, 2022 and December 31, 2021, 54% and 50%, respectively, of our property, plant, and equipment was located in the United States.

	Year Ended December 31
Millions of dollars	2022	2021	2020
Revenue:
North America	$9,597	$6,371	$5,731
Latin America	3,197	2,362	1,668
Europe/Africa/CIS	2,691	2,719	2,813
Middle East/Asia	4,812	3,843	4,233
Total revenue	$20,297	$15,295	$14,445

	December 31
Millions of dollars	2022	2021
Net property, plant, and equipment:
North America	$2,424	$2,238
Latin America	520	510
Europe/Africa/CIS	435	584
Middle East/Asia	969	994
Total net property, plant, and equipment	$4,348	$4,326

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 45%, 40%, and 38% of our consolidated revenue was from the United States for the years ended December 31, 2022, 2021, and 2020, respectively. No other country accounted for more than 10% of our revenue.

HAL 2022 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Year Ended December 31
Millions of dollars	2022	2021	2020
Revenue by segment:
Completion and Production	$11,582	$8,410	$7,839
Drilling and Evaluation	8,715	6,885	6,606
Total revenue	$20,297	$15,295	$14,445
Revenue by geographic region:
North America	$9,597	$6,371	$5,731
Latin America	3,197	2,362	1,668
Europe/Africa/CIS	2,691	2,719	2,813
Middle East/Asia	4,812	3,843	4,233
Total revenue	$20,297	$15,295	$14,445

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

Note 5. Receivables
As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 9% and 10% of our total receivables as of December 31, 2022 and December 31, 2021, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

Although the market environment has been improving, we continue to have risk of delayed customer payments and payment defaults associated with customer liquidity issues. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves judgment and estimates, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.
HAL 2022 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The table below presents a rollforward of our allowance for credit losses for 2020, 2021 and 2022.

	Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
	Year ended December 31, 2020	$776	$58	$(10)	$824
	Year ended December 31, 2021	824	(19)	(51)	754
	Year ended December 31, 2022	754	2	(25)	731

(a)	Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b)	Includes write-offs, balance sheet reclassifications, and other activity.
(c)	The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2022, 2021, and 2020, along with other supplemental information about our existing leases:

	Year Ended December 31
Millions of dollars	2022	2021	2020
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$20	$20	$19
Interest on lease liabilities	38	38	32
Operating lease cost	301	274	296
Short-term lease cost	31	27	31
Sublease income	(3)	(4)	(4)
Total lease cost	$387	$355	$374

HAL 2022 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	As of December 31
Millions of dollars	2022	2021
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$913	$934
Current portion of operating lease liabilities	224	240
Operating lease liabilities (non-current)	791	845
Finance leases:
Other assets (non-current)	$124	$85
Other current liabilities	26	26
Other liabilities (non-current)	115	85

During the year ended December 31, 2021, we completed a structured transaction relating to most of our owned United States real estate, which resulted in an increase of our operating right-of-use assets and operating lease liabilities of $276 million. See Note 2 to the consolidated financial statements for further discussion on the structured transaction.

	Year Ended December 31
Millions of dollars except years and percentages	2022	2021	2020
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$332	$307	$299
Operating cash flows for finance leases	38	38	32
Financing cash flows for finance leases	26	24	21
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$249	$433	$447
Finance leases	62	6	39
Weighted-average remaining lease term:
Operating leases	9.5 years	9.8 years	8.6 years
Finance leases	5.9 years	6.3 years	6.4 years
Weighted-average discount rate for operating leases	5.2%	4.9%	4.1%

The following table summarizes the maturity of our operating and finance leases as of December 31, 2022:

Millions of dollars	Operating Leases	Finance Leases
2023	$270	$63
2024	185	60
2025	133	52
2026	99	50
2027	85	18
Thereafter	561	15
Total lease payments	1,333	258
Less imputed interest	(318)	(117)
Total lease payments, net of imputed interest	$1,015	$141

HAL 2022 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 7. Inventories
Inventories consisted of the following:

	December 31
Millions of dollars	2022	2021
Finished products and parts	$1,859	$1,380
Raw materials and supplies	953	890
Work in process	111	91
Total inventories	$2,923	$2,361

All amounts in the table above are reported net of obsolescence reserves of $104 million at December 31, 2022 and $114 million at December 31, 2021.

During the year ended December 31, 2022, we recorded $70 million of impairment charges related to inventory. These charges were primarily attributable to our exit from Russia. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Note 8. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2022	2021
Land	$117	$120
Buildings and property improvements	1,671	1,608
Machinery, equipment, and other	14,220	14,040
Total	16,008	15,768
Less accumulated depreciation	11,660	11,442
Net property, plant, and equipment	$4,348	$4,326

During the year ended December 31, 2022, we recorded $100 million of impairment charges on property, plant, and equipment primarily related to our exit from Russia. During the year ended December 31, 2021, no impairment charges were recorded on property, plant, and equipment. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2022	2021
1 - 10 years	16%	17%
11 - 20 years	40%	39%
21 - 30 years	26%	24%
31 - 40 years	18%	20%

	Machinery, Equipment, and Other
	2022	2021
1 - 5 years	49%	49%
6 - 10 years	41%	41%
11 - 20 years	10%	10%

HAL 2022 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 9. Debt
Our total debt, including short-term borrowings and current maturities of long-term debt, consisted of the following:

	December 31
Millions of dollars	2022	2021
5.0% senior notes due November 2045	$2,000	$2,000
4.85% senior notes due November 2035	1,000	1,000
7.45% senior notes due September 2039	1,000	1,000
2.92% senior notes due March 2030	1,000	1,000
4.75% senior notes due August 2043	900	900
6.7% senior notes due September 2038	800	800
3.5% senior notes due August 2023	—	600
4.5% senior notes due November 2041	500	500
3.8% senior notes due November 2025	400	1,000
7.6% senior debentures due August 2096	294	300
6.75% notes due February 2027	104	104
Other	6	11
Unamortized debt issuance costs and discounts	(76)	(77)
Total	7,928	9,138
Short-term borrowings and current maturities of long-term debt	—	(11)
Total long-term debt	$7,928	$9,127

Senior debt
We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027 and 7.6% senior debentures due August 2096 may not be redeemed prior to maturity.

3.8% senior notes due November 2025 redemption
In February of 2022, we redeemed $600 million aggregate principal amount of our 3.8% senior notes due in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in "Loss on early extinguishment of debt" in our consolidated statements of operations for the year ended December 31, 2022. We used cash on hand to fund the aggregate redemption price of the notes in the amount of $641 million, which included the principal amount, the make-whole premium, and accrued interest. The remaining $400 million aggregate principal amount of our 3.8% senior notes remains outstanding.

3.5% senior notes due August 2023 redemption
In September of 2022, we redeemed the entire $600 million outstanding principal amount of our 3.5% senior notes due August 2023 at par. We used cash on hand to fund the redemption amount of $603 million, which included the principal amount and accrued interest.

Revolving credit facilities
On April 27, 2022, we entered into a $3.5 billion five-year revolving credit facility which replaced our $3.5 billion revolving credit facility established in March of 2019. The revolving credit facility is for general working capital purposes and expires on April 27, 2027. The full amount of the revolving credit facility was available as of December 31, 2022.

Debt maturities
Our long-term debt matures as follows: no amounts in 2023 or 2024, $400 million in 2025, no amounts in 2026, $104 million in 2027, and the remainder thereafter.

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

HAL 2022 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2022. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 11. Income Taxes
The components of the (provision) benefit for income taxes on continuing operations were:

	Year Ended December 31
Millions of dollars	2022	2021	2020
Current income taxes:
Federal	$(17)	$6	$1
Foreign	(417)	(270)	(167)
State	(11)	(6)	—
Total current	(445)	(270)	(166)
Deferred income taxes:
Federal	(159)	533	372
Foreign	103	(47)	2
State	(14)	—	70
Total deferred	(70)	486	444
Income tax (provision) benefit	$(515)	$216	$278

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2022	2021	2020
United States	$992	$283	$(3,031)
Foreign	1,118	969	(189)
Total income (loss) from continuing operations before income taxes	$2,110	$1,252	$(3,220)

Reconciliations between the actual (provision) benefit for income taxes on continuing operations and that computed by applying the United States statutory rate to income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31
	2022	2021	2020
United States statutory rate	21.0%	21.0%	21.0%
Valuation allowance against tax assets	(2.9)	(44.5)	0.9
Impact of foreign income taxed at different rates	3.0	2.5	(1.1)
State income taxes	0.8	0.1	—
Impact of impairments and other charges	0.7	—	(12.3)
Adjustments of prior year taxes	0.2	1.3	0.7
Other items, net	1.6	2.4	(0.6)
Total effective tax rate on continuing operations	24.4%	(17.2)%	8.6%

During the year ended December 31, 2022, we recorded a total income tax provision of $515 million on pre-tax income of $2.1 billion, resulting in an effective tax rate of 24.4%. The effective tax rate for 2022 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets.

HAL 2022 FORM 10-K | 58

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

The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2022	2021
Gross deferred tax assets:
Foreign tax credit carryforwards	$961	$1,041
Intangible assets	856	924
Net operating loss carryforwards	694	736
Accrued liabilities	259	292
Research and development tax credit carryforwards	219	203
Employee compensation and benefits	170	166
Other	515	457
Total gross deferred tax assets	3,674	3,819
Gross deferred tax liabilities:
Operating lease right-of-use assets	153	160
Depreciation and amortization	61	131
Other	39	9
Total gross deferred tax liabilities	253	300
Valuation allowances	821	885
Net deferred income tax asset	$2,600	$2,634

During the year ended December 31, 2022, we decreased our valuation allowance on deferred tax assets by $64 million attributable to a $221 million decrease associated with foreign deferred tax assets and a $157 million increase primarily associated with foreign tax credits.

At December 31, 2022, we had $730 million of domestic and foreign tax-effected net operating loss carryforwards, with approximately $36 million estimated to be utilized against our unrecognized tax benefits. In addition, we had approximately $1 billion of foreign tax credits carryforwards, the majority of which will begin expiring in tax years after 2024. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Our deferred tax assets from net operating losses, foreign tax credits, and research and development credits will expire as follows:

Millions of dollars	U.S. Net Operating Loss	Foreign Net Operating Loss	Foreign Tax Credits	Research and Development Credit	Total
2023-2027	$2	$67	$524	$—	$593
2028-2032	8	66	488	—	562
2033-2042	33	93	—	219	345
Non-Expiring	20	441	—	—	461
	$63	$667	$1,012	$219	$1,961
We have not provided incremental United States income taxes or foreign withholding taxes on undistributed foreign subsidiaries' earnings after December 31, 2017. We generally do not provide for taxes related to undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

HAL 2022 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2020	$425		$70
Change in prior year tax positions	(66)		6
Change in current year tax positions	16		—
Cash settlements with taxing authorities	(3)		—
Lapse of statute of limitations	(17)		(5)
Balance at December 31, 2020	$355		$71
Change in prior year tax positions	14		4
Change in current year tax positions	14		2
Cash settlements with taxing authorities	(10)		—
Lapse of statute of limitations	(21)		(5)
Balance at December 31, 2021	$352	(a)	$72
Change in prior year tax positions	(36)		(5)
Change in current year tax positions	13		2
Cash settlements with taxing authorities	(6)		(2)
Lapse of statute of limitations	(12)		(3)
Balance at December 31, 2022	$311	(a)(b)	$64

(a)
Includes $51 million as of December 31, 2022 and $20 million as of December 31, 2021 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2022 and December 31, 2021, a net $208 million and $272 million without a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $27 million that could be resolved within the next 12 months.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2010. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2021 are currently under review or remain open for review by the U.S. Internal Revenue Service.

Note 12. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2022	2021
Issued	1,066	1,066
In treasury	(164)	(170)
Total shares of common stock outstanding	902	896

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. We purchased 6.8 million shares of our common stock under the program during the year ended December 31, 2022. There were no repurchases made under the program during the year ended December 31, 2021. Approximately $4.9 billion remained authorized for repurchases as of December 31, 2022. From the inception of this program in February 2006 through December 31, 2022, we repurchased approximately 231 million shares of our common stock for a total cost of approximately $9.3 billion.

Paid-in Capital in Excess of Par Value
During 2022 and 2021, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital would have resulted in a balance below zero. Therefore, for the years ended December 31, 2022 and 2021, we reduced retained earnings by $275 million and $277 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL 2022 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2022, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2022	2021
Cumulative translation adjustment	$(84)	$(85)
Defined benefit and other postretirement liability adjustments (a)	(101)	(47)
Other	(45)	(51)
Total accumulated other comprehensive loss	$(230)	$(183)

(a)	Included net actuarial losses for our international pension plans of $98 million at December 31, 2022 and $49 million at December 31, 2021.

Note 13. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2022, 2021, and 2020.
.

	Year Ended December 31
Millions of dollars	2022	2021	2020
Stock-based compensation cost	$219	$214	$218
Tax benefit	(33)	(32)	(35)
Stock-based compensation cost, net of tax	$186	$182	$183

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-    stock options, including incentive stock options and nonqualified stock options;
-    restricted stock awards;
-    restricted stock unit awards;
-    stock appreciation rights; and
-    stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 264 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2022, approximately 20 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).

Each of the active stock-based compensation arrangements is discussed below.

Stock options
There were no stock options granted during 2022 and there are no plans to grant stock options in 2023. All stock options under the Stock Plan were granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire 10 years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period.

HAL 2022 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table represents our stock options activity during 2022.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	24.2	$40.42
Exercised	(5.3)	28.63
Forfeited/expired	(0.7)	38.93
Outstanding at December 31, 2022	18.2	$43.88	3.5	$55.8
Exercisable at December 31, 2022	17.6	$44.59	3.4	$46.2

The total intrinsic value of options exercised was $43 million in 2022, $315,000 in 2021, and $7,000 in 2020. As of December 31, 2022, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options.

Cash received from issuance of common stock was $229 million of which $148 million related to proceeds from exercises of stock options during 2022. Cash received from issuance of common stock was $79 million during 2021 and $87 million during 2020, of which $4 million related to proceeds from exercises of stock options in 2021. All other cash received from issuance of common stock during 2022, 2021 and 2020 relates to cash proceeds from the issuance of shares under our employee stock purchase plan.

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

	Year Ended December 31
	2022	2021	2020
Expected term (in years)	0.00	0.00	5.39
Expected volatility	—	—	33%
Expected dividend yield	—	—	2.92 - 3.23%
Risk-free interest rate	—	—	1.43 - 1.69%
Weighted average grant-date fair value of option	—	—	$5.41

There were no stock options granted for the years ended December 31, 2022 and 2021.

Restricted stock
Restricted shares issued under the Stock Plan are restricted as to sale or disposition. These restrictions generally lapse periodically over a period of five years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to income on a straight-line basis over the requisite service period for the entire award.

In 2022, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed as compared to certain competitors and a modifier based upon stock performance compared to the Oilfield Services Index (OSX). A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.

HAL 2022 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2022.
.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2022	22.7	$23.16
Granted	7.6	31.40
Vested	(7.3)	27.14
Forfeited	(0.9)	23.89
Nonvested shares at December 31, 2022	22.1	$24.83

The weighted average grant-date fair value of shares granted was $31.40 during 2022, $20.94 during 2021, and $16.53 during 2020. The total fair value of shares vested was $248 million during 2022, $117 million during 2021, and $79 million during 2020. As of December 31, 2022, there was $351 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP in 2020, 2021, and 2022 is equal to 90% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 104 million shares of common stock have been reserved for issuance, of which 73 million shares have been sold through the ESPP since the inception of the plan through December 31, 2022 and 31 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2022	2021	2020
Expected volatility	46%	69%	68%
Expected dividend yield	1.67%	0.84%	4.89%
Risk-free interest rate	1.42%	0.05%	0.65%
Weighted average grant-date fair value per share	$5.63	$5.01	$3.18

HAL 2022 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2022	2021	2020
Basic weighted average common shares outstanding	904	892	881
Dilutive effect of awards granted under our stock incentive plans	4	—	—
Diluted weighted average common shares outstanding	908	892	881
Antidilutive shares:
Options with exercise price greater than the average market price	15	22	27
Options which are antidilutive due to net loss position	—	—	1
Total antidilutive shares	15	22	28

Note 15. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	December 31, 2022				December 31, 2021
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,539	$917	$7,456	$7,928	$10,518	$527	$11,045	$9,138

The total fair value of our debt decreased during 2022 as a result of the early redemption of senior notes and higher debt yields. The carrying value of our debt decreased as a result of the early redemption of senior notes. See Note 9 for further information.

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options, and interest rate swaps was not material as of December 31, 2022 or December 31, 2021. The counterparties to our derivatives are primarily global commercial and investment banks.

HAL 2022 FORM 10-K | 64

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

The notional amounts of open foreign exchange derivatives were $650 million at December 31, 2022 and $637 million at December 31, 2021. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2022 and December 31, 2021 is included in both “Other current assets” and in "Other current liabilities" in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our debt and investment portfolios. We had fixed rate long-term debt totaling $7.9 billion at December 31, 2022 and $9.1 billion at December 31, 2021. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and net trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our net trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2021, 34% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 5 for further information.

We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet, and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.

HAL 2022 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 16. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-    our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $160 million in 2022, $136 million in 2021, and $100 million in 2020. The increase in expense from 2021 to 2022 was due to headcount increase for the year ended December 31, 2022.
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

Funded status
For our international pension plans, at December 31, 2022, the projected benefit obligation was $669 million and the fair value of plan assets was $665 million, which resulted in an underfunded obligation of $4 million. At December 31, 2021, the projected benefit obligation was $1.1 billion and the fair value of plan assets was $1.2 billion, which resulted in an overfunded obligation of $80 million. The accumulated benefit obligation for our international plans was $601 million at December 31, 2022 and $1.0 billion at December 31, 2021. The decrease in projected benefit obligation and accumulated benefit obligation from 2021 to 2022 was due to assumptions change, mainly an increase in discount rate.

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2022	2021
Amounts recognized on the Consolidated Balance Sheets
Other Assets	$151	$265
Accrued employee compensation and benefits	7	7
Employee compensation and benefits	145	178
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$159	$199
Fair value of plan assets	7	14
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$91	$114
Fair value of plan assets	7	9

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

HAL 2022 FORM 10-K | 66

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$26	$100	$—	$—	$126
Bond funds (c)	—	242	—	100	342
Alternatives funds (d)	—	—	—	145	145
Real estate funds (e)	—	—	—	31	31
Other investments (f)	1	18	2	—	21
Fair value of plan assets at December 31, 2022	$27	$360	$2	$276	$665
Cash and equivalents	$—	$251	$—	$—	$251
Equity funds (b)	—	120	—	—	120
Bond funds (c)	—	405	—	143	548
Alternatives funds (d)	—	—	—	176	176
Real estate funds (e)	—	23	—	23	46
Other investments (f)	3	21	3	—	27
Fair value of plan assets at December 31, 2021	$3	$820	$3	$342	$1,168

(a)	Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plans assets.
(b)	Strategy of equity funds is to invest in diversified funds of global common stocks.
(c)	Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.
(d)	Strategy of alternative funds is to invest in a fund of diversifying investments, including but not limited to reinsurance, commodities, and currencies.
(e)	Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(f)	Other investments primarily include investments in insurance contracts, balanced funds, and government bonds.

Risk management practices for these plans include diversification by issuer, industry, and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 74% of our international pension plans’ projected benefit obligation at December 31, 2022 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the projected liabilities of the plan.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $14 million in 2022, $25 million in 2021, and $30 million in 2020.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2022	2021
Discount rate	5.7%	2.3%
Rate of compensation increase	5.5%	5.3%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2022	2021	2020
Discount rate	2.3%	1.8%	2.5%
Expected long-term return on plan assets	3.0%	2.7%	3.5%
Rate of compensation increase	5.3%	5.9%	6.0%

HAL 2022 FORM 10-K | 67

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $18 million to our international pension plans in 2023.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $43 million in 2023, $41 million in 2024, $44 million in 2025, $46 million in 2026, $49 million in 2027, and an aggregate $275 million in years 2028 through 2032.

Note 17. New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations", which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. We expect to adopt the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal 2023. The rollforward disclosures will be adopted as required at the beginning of 2024. The adoption of this guidance will result in additional disclosures relating to our supplier financing programs and related obligations.

HAL 2022 FORM 10-K | 68

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 38 for Management’s Report on Internal Control Over Financial Reporting and page 39 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

Item 9(c). Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

HAL 2022 FORM 10-K | 69

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the directors and executive officers of the Registrant is included under Part I on pages 8 and 9 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2022,” “Outstanding Equity Awards at Fiscal Year End 2022,” “2022 Option Exercises and Stock Vested,” “2022 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” “Directors’ Compensation,” and “Pay Versus Performance.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2023 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.” Our independent registered public accounting firm is KPMG LLP, Houston, TX PCAOB ID:185.

HAL 2022 FORM 10-K | 70

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

3.2	By-laws of Halliburton Company revised effective December 8, 2022 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed December 12, 2022, File No. 001-03492).

4.1
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

4.2
Third Supplemental Indenture dated as of August 1, 1997 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.3
Fourth Supplemental Indenture dated as of September 29, 1998 between Halliburton and The Bank of New York Trust Company, N.A. (as successor to Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.4
Resolutions of Halliburton’s Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of Halliburton’s Form 10-K for the year ended December 31, 1996, File No. 001-03492).

4.5	Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of February 11, 1997, File No. 001-03492).

4.6	Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton Company and its subsidiaries have not been filed with the Commission. Halliburton Company agrees to furnish copies of these instruments upon request.

HAL 2022 FORM 10-K | 71

Table of Contents	Item 15 | Exhibits

4.7
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

4.8
Second Supplemental Indenture dated as of October 27, 2003 between DII Industries, LLC and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Indenture dated as of April 18, 1996 (incorporated by reference to Exhibit 4.15 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.9
Third Supplemental Indenture dated as of December 12, 2003 among DII Industries, LLC, Halliburton Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Indenture dated as of April 18, 1996, (incorporated by reference to Exhibit 4.16 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.10
Indenture dated as of October 17, 2003 between Halliburton Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

4.11
Second Supplemental Indenture dated as of December 15, 2003 between Halliburton Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.27 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.12	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.14 above).

4.13
Fourth Supplemental Indenture, dated as of September 12, 2008, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed September 12, 2008, File No. 001-03492).

4.14	Form of Global Note for Halliburton’s 6.70% Senior Notes due 2038 (included as part of Exhibit 4.16).

4.15
Fifth Supplemental Indenture, dated as of March 13, 2009, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 13, 2009, File No. 001-03492).

4.16	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.18).

4.17
Sixth Supplemental Indenture, dated as of November 14, 2011, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 14, 2011, File No. 001-03492).

4.18	Form of Global Note for Halliburton’s 4.50% Senior Notes due 2041 (included as part of Exhibit 4.20).

4.19
Seventh Supplemental Indenture, dated as of August 5, 2013, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 of Halliburton’s Form 8-K filed August 5, 2013, File No. 001-03492).

4.20	Form of Global Note for Halliburton’s 4.75% Senior Notes due 2043 (included as part of Exhibit 4.23).

HAL 2022 FORM 10-K | 72

Table of Contents	Item 15 | Exhibits

	4.21
Eighth Supplemental Indenture, dated as of November 13, 2015, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 13, 2015, File No. 001-03492).

	4.22	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.26).

	4.23	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.26).

	4.24	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.26).

	4.25	Description of Registrant's Securities (incorporated by reference to Exhibit 4.30 to Halliburton's Form 10-K for the year ended December 31, 2020, File No. 001-03492).

	4.26
Ninth Supplemental Indenture, dated as of March 3, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 3, 2020, File No. 001-03492).

	4.27	Form of Global Note for the Company’s 2.920% Senior Notes due 2030 (included as part of Exhibit 4.31).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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

†	10.9
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 6, 2021, File No. 001-03492).

HAL 2022 FORM 10-K | 73

Table of Contents	Item 15 | Exhibits

†	10.10
First Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 7, 2011 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.11
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective May 16, 2012 (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

†	10.12
Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 1, 2012 (incorporated by reference to Exhibit 10.44 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.13
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.14	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.15	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.16	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.17
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

†	10.18	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.19
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.20	Executive Agreement (Joe D. Rainey) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed December 12, 2017, File No. 001-03492).

†	10.21	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.22
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 6, 2021, File No. 001-03492.

†	10.23	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.24	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.25	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).
HAL 2022 FORM 10-K | 74

Table of Contents	Item 15 | Exhibits

†	10.26	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.27
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.28	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.29
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

	10.30
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed April 28, 2022, File No. 001-03492).

†	10.31
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.41 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.32
Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.42 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.33
Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.43 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.34	Executive Agreement (Van H. Beckwith) (incorporated by reference as Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2020, File No. 001-03492).

†	10.35	Executive Agreement (Jill D. Sharp) (incorporated by reference as Exhibit 10.40 of Halliburton's Form 10-K for the year ended December 31, 2021, File No. 001-03492).

†	10.36
Amendment effective January 1, 2022, to Halliburton Annual Performance Pay Plan, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.37
Amendment effective January 1, 2020, to Halliburton Company Performance Unit Program, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.2 of Halliburton's Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492)..

*†	10.38	Form of Restricted Stock Agreement.

*†	10.39	Form of Restricted Stock Unit Agreement (International).

*†	10.40	Form of Restricted Stock Unit Agreement (U.S. Expat).

*†	10.41	Form of Performance Share Unit Award Agreement.

HAL 2022 FORM 10-K | 75

Table of Contents	Item 15 | Exhibits

*†	10.42	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	24.1	Powers of attorney for the following directors signed in January 2023:

		Abdulaziz F. Al Khayyal
		William E. Albrecht
		M. Katherine Banks
		Alan M. Bennett
		Milton Carroll
		Earl M. Cummings
		Murry S. Gerber
		Robert A. Malone
		Bhavesh V. Patel
		Tobi M. Edwards Young

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

	* Filed with this Form 10-K.
	** Furnished with this Form 10-K.
	† Management contracts or compensatory plans or arrangements.

HAL 2022 FORM 10-K | 76

Table of Contents	Item 16 | Form 10-K Summary
Item 16. Form 10-K Summary.
None.
HAL 2022 FORM 10-K | 77

Table of Contents	Item 16 | Form 10-K Summary
SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 7th day of February, 2023.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 7th day of February, 2023.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Eric J. Carre	Executive Vice President and
Eric J. Carre	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2022 FORM 10-K | 78

Table of Contents	Item 16 | Form 10-K Summary

Signature	Title

* Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

* William E. Albrecht	Director
William E. Albrecht

* M. Katherine Banks	Director
M. Katherine Banks

* Alan M. Bennett	Director
Alan M. Bennett

* Milton Carroll	Director
Milton Carroll

* Earl M. Cummings	Director
Earl M. Cummings

* Murry S. Gerber	Director
Murry S. Gerber

* Robert A. Malone	Director
Robert A. Malone

* Bhavesh V. Patel	Director
Bhavesh V. Patel

* Tobi M. Edwards Young	Director
Tobi M. Edwards Young

/s/ Van H. Beckwith
*By Van H. Beckwith, Attorney-in-fact

HAL 2022 FORM 10-K | 79