Form 10-Q
period 2023-03-31
HALLIBURTON CO
filed 2023-04-26
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐ Yes ☒ No
As of April 19, 2023, there were 902,194,900 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Millions of dollars and shares except per share data	2023	2022
Revenue:
Services	$4,166	$3,073
Product sales	1,511	1,211
Total revenue	5,677	4,284
Operating costs and expenses:
Cost of services	3,399	2,710
Cost of sales	1,247	989
Impairments and other charges	—	22
General and administrative	54	52
Total operating costs and expenses	4,700	3,773
Operating income	977	511
Interest expense, net of interest income of $39 and $19	(79)	(107)
Loss on early extinguishment of debt	—	(42)
Other, net	(69)	(30)
Income before income taxes	829	332
Income tax provision	(174)	(68)
Net income	$655	$264
Net income attributable to noncontrolling interest	(4)	(1)
Net income attributable to company	$651	$263

Basic and diluted net income per share	$0.72	$0.29
Basic weighted average common shares outstanding	904	899
Diluted weighted average common shares outstanding	907	903
See notes to condensed consolidated financial statements.
HAL Q1 2023 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2023	2022
Net income	$655	$264
Other comprehensive income, net of income taxes	1	5
Comprehensive income	$656	$269
Comprehensive income attributable to noncontrolling interest	(4)	(1)
Comprehensive income attributable to company shareholders	$652	$268
See notes to condensed consolidated financial statements.

HAL Q1 2023 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and equivalents	$1,879	$2,346
Receivables (net of allowances for credit losses of $720 and $731)	5,195	4,627
Inventories	3,133	2,923
Other current assets	1,038	1,056
Total current assets	11,245	10,952
Property, plant, and equipment (net of accumulated depreciation of $11,689 and $11,660)	4,399	4,348
Goodwill	2,829	2,829
Deferred income taxes	2,574	2,636
Operating lease right-of-use assets	940	913
Other assets	1,632	1,577
Total assets	$23,619	$23,255
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,180	$3,121
Accrued employee compensation and benefits	474	634
Taxes other than income	299	349
Income tax payable	293	294
Current portion of operating lease liabilities	227	224
Other current liabilities	793	723
Total current liabilities	5,266	5,345
Long-term debt	7,929	7,928
Operating lease liabilities	812	791
Employee compensation and benefits	377	408
Other liabilities	790	806
Total liabilities	15,174	15,278
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,066 shares)	2,664	2,664
Paid-in capital in excess of par value	—	50
Accumulated other comprehensive loss	(229)	(230)
Retained earnings	11,075	10,572
Treasury stock, at cost (163 and 164 shares)	(5,095)	(5,108)
Company shareholders’ equity	8,415	7,948
Noncontrolling interest in consolidated subsidiaries	30	29
Total shareholders’ equity	8,445	7,977
Total liabilities and shareholders’ equity	$23,619	$23,255
See notes to condensed consolidated financial statements.

HAL Q1 2023 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
Millions of dollars	2023	2022
Cash flows from operating activities:
Net income	$655	$264
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	241	232
Impairments and other charges	—	22
Changes in assets and liabilities:
Receivables	(575)	(368)
Inventories	(210)	(225)
Accrued employee benefits	(189)	(87)
Accounts payable	57	207
Other operating activities	143	(95)
Total cash flows provided by (used in) operating activities	122	(50)
Cash flows from investing activities:
Capital expenditures	(268)	(189)
Proceeds from sales of property, plant, and equipment	41	56
Other investing activities	(68)	(22)
Total cash flows used in investing activities	(295)	(155)
Cash flows from financing activities:
Dividends to shareholders	(145)	(108)
Stock repurchase program	(100)	—
Payments on long-term borrowings	—	(640)
Other financing activities	(4)	80
Total cash flows used in financing activities	(249)	(668)
Effect of exchange rate changes on cash	(45)	(17)
Decrease in cash and equivalents	(467)	(890)
Cash and equivalents at beginning of period	2,346	3,044
Cash and equivalents at end of period	$1,879	$2,154
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$127	$134
Income taxes	$148	$78
See notes to condensed consolidated financial statements.

HAL Q1 2023 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2022 Annual Report on Form 10-K.

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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2023 and the results of our operations for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three months ended March 31, 2023 may not be indicative of results for the full year.

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

HAL Q1 2023 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended March 31
Millions of dollars	2023	2022
Revenue:
Completion and Production	$3,409	$2,353
Drilling and Evaluation	2,268	1,931
Total revenue	$5,677	$4,284
Operating income:
Completion and Production	$666	$296
Drilling and Evaluation	369	294
Total operations	1,035	590
Corporate and other (a)	(58)	(57)
Impairments and other charges (b)	—	(22)
Total operating income	$977	$511
Interest expense, net of interest income	(79)	(107)
Loss on early extinguishment of debt	—	(42)
Other, net	(69)	(30)
Income before income taxes	$829	$332

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three months ended March 31, 2022, the amount includes a $6 million charge attributable to Completions and Production, a $17 million charge attributable to Drilling and Evaluation, and a $1 million gain attributable to Corporate and other.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 47% and 43% of our consolidated revenue was from the United States for the three months ended March 31, 2023 and 2022, respectively. No other country accounted for more than 10% of our revenue.

HAL Q1 2023 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Three Months Ended March 31
Millions of dollars	2023	2022
Revenue by segment:
Completion and Production	$3,409	$2,353
Drilling and Evaluation	2,268	1,931
Total revenue	$5,677	$4,284
Revenue by geographic region:
North America	$2,765	$1,925
Latin America	915	653
Europe/Africa/CIS	662	677
Middle East/Asia	1,335	1,029
Total revenue	$5,677	$4,284

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

Receivables
As of March 31, 2023, 36% of our net trade receivables were from customers in the United States and 13% were from customers in Mexico. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 11% and 9% of our total receivables as of March 31, 2023 and December 31, 2022, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our net trade receivables at those dates.

We have risk of delayed customer payments and payment defaults associated with customer liquidity issues. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves a high degree of judgment utilizing significant assumptions, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.

HAL Q1 2023 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2023	December 31, 2022
Finished products and parts	$1,995	$1,859
Raw materials and supplies	1,011	953
Work in process	127	111
Total inventories	$3,133	$2,923

Note 5. Accounts Payable

Effective January 1, 2023, we adopted new supplier finance program disclosure requirements contained in guidance issued by the Financial Accounting Standards Board (ASU 2022-04, "Disclosure of Supplier Finance Program Obligations"), other than the roll-forward disclosure, which we will adopt at the beginning of 2024.

We have agreements with third parties that allow our participating suppliers to finance payment obligations from us with designated third-party financial institutions who act as our paying agent. We have generally extended our payment terms with suppliers to 90 days. A participating supplier may request a participating financial institution to finance one or more of our payment obligations to such supplier prior to the scheduled due date thereof at a discounted price. We are not required to provide collateral to the financial institutions.

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligation to participating suppliers was $321 million as of March 31, 2023, and $273 million as of December 31, 2022, and is included in accounts payable on the condensed consolidated balance sheets.

Note 6. Income Taxes

During the three months ended March 31, 2023, we recorded a total income tax provision of $174 million on a pre-tax income of $829 million, resulting in an effective tax rate of 21.0% for the quarter. During the three months ended March 31, 2022, we recorded a total income tax provision of $68 million on a pre-tax income of $332 million, resulting in an effective tax rate of 20.5% for the quarter.

HAL Q1 2023 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2023 and March 31, 2022, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	651	—	4	655
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(50)	113	(3)	—	—	60
Other	—	—	—	—	—	(3)	(3)
Balance at March 31, 2023	$2,664	$—	$(5,095)	$11,075	$(229)	$30	$8,445

(a)
In the first quarter of 2023, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $3 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

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

(a)
In the first quarter of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $85 million. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We purchased 2.9 million shares of our common stock under the program during the three months ended March 31, 2023 for $100 million. Approximately $4.8 billion remained authorized for repurchases as of March 31, 2023. From the inception of this program in February of 2006 through March 31, 2023, we repurchased approximately 234 million shares of our common stock for a total cost of approximately $9.4 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2023	December 31, 2022
Cumulative translation adjustments	$(83)	$(84)
Defined benefit and other postretirement liability adjustments	(102)	(101)
Other	(44)	(45)
Total accumulated other comprehensive loss	$(229)	$(230)

HAL Q1 2023 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31
Millions of shares	2023	2022
Basic weighted average common shares outstanding	904	899
Dilutive effect of awards granted under our stock incentive plans	3	4
Diluted weighted average common shares outstanding	907	903

Antidilutive shares:
Options with exercise price greater than the average market price	14	16
Total antidilutive shares	14	16

Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	March 31, 2023				December 31, 2022
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,837	$939	$7,776	$7,930	$6,539	$917	$7,456	$7,928

In the first three months of 2023, the fair value of our debt increased as a result of lower debt yields.

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

HAL Q1 2023 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 11. Subsequent Event

Argentina Blue Chip Swap Transaction
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our functional currency in Argentina is the U.S. dollar and we remeasure our Argentine peso-denominated net assets into U.S. dollars at each balance sheet date using Argentina's official peso to U.S. dollar exchange rate then in effect. There is a foreign exchange mechanism known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under U.S. GAAP, was approximately 94% higher than Argentina’s official exchange rate at March 31, 2023. During April of 2023, we began entering into Blue Chip Swap transactions in order to remit cash from our Argentine operations that could result in an estimated loss on investment of $60 million during the second quarter of 2023.

HAL Q1 2023 FORM 10-Q | 11

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
•Completion and Production delivers cementing, stimulation, intervention, pressure control, artificial lift, specialty chemicals, and completion products and services. The segment consists of Production Enhancement, Cementing, Completion Tools, Production Solutions, Artificial Lift, Multi-Chem, and Pipeline and Process Services.
•Drilling and Evaluation provides field and reservoir modeling, drilling, fluids, evaluation, and precise wellbore placement solutions that enable customers to model, measure, drill, and optimize their well construction activities. The segment consists of Baroid, Sperry Drilling, Wireline and Perforating, Drill Bits and Services, Landmark Software and Services, Testing and Subsea, and Project Management.

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With approximately 46,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

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
- North America: Drive better pricing, increased efficiency, and higher margin through utilization of our automated and intelligent fracturing technologies and increased market penetration of our premium low-emissions electronic fracturing equipment.
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
- Sustainability and energy mix transition: Continue to:
• Leverage the increasing number of participants in and scope of Halliburton Labs to gain insight into developing value chains in the energy mix transition;
• Develop and deploy solutions to help oil and gas operators lower their emissions while also using our existing technologies in renewable energy applications;
• Develop technologies and solutions to lower our own emissions; and
• Grow our participation in the entire life cycle of carbon capture and storage, hydrogen, and geothermal projects globally.

The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the quarter ended March 31, 2023.
HAL Q1 2023 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions
Commodity price volatility continued during the first quarter of 2023 driven by inflationary pressures, changes to OPEC+ production levels, supply chain shortages, demand uncertainty, recessionary fears, and geopolitical conflicts. During the first quarter of 2023, the West Texas Intermediate (WTI) crude oil price averaged approximately $76 per barrel and the Brent crude oil price average approximately $81 per barrel. Both of these prices were well below the average price per barrel for 2022. The U.S. land average rig count continued to be lower than pre-COVID-19 pandemic levels. On April 2, 2023, OPEC+ announced a voluntary production cut of 1.2 million barrels per day, effective May 2023 through the end of the year, in addition to the Russian Federation's announcement of a reduction of 0.5 million barrels per day from March 2023 until the end of 2023. The International Energy Agency's (IEA) April 2023 "Oil Market Report" indicates that the additional OPEC+ cut will push world oil supply down by 0.4 million barrels per day by the end of 2023, thus resulting in an expected oil supply deficit. We believe that these production cuts, together with the continued underinvestment in oil and gas exploration when compared to historic levels will result in higher oil prices. The Brent crude oil spot price in the United States Energy Information Administration (EIA)'s April 2023 forecast averages $85 per barrel in 2023, an increase of 2.4%, or $2 per barrel, from the prior month's forecast, reflecting a decrease in global production and a relatively unchanged outlook for global oil consumption.

Globally, we continue to be impacted by increased supply chain lead times for the supply of raw materials and transportation logistics. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to frac sand, chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize the operational impact.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of 2022 and 2023.

HAL Q1 2023 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
During the first quarter of 2023, we generated total company revenue of $5.7 billion, a 33% increase as compared to the first quarter of 2022. We reported operating income of $977 million during the first quarter of 2023 compared to operating income of $511 million during the first quarter of 2022. Our Completion and Production segment revenue increased 45% in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to increased pressure pumping services in North America land. Our Drilling and Evaluation segment revenue increased 17% in the first quarter of 2023 as compared to the first quarter of 2022, driven primarily by improvements in drilling-related services, wireline activity, and testing services globally. Both segment results were negatively impacted in the first quarter of 2023 when compared to the first quarter of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.

In North America, our revenue increased 44% in the first quarter of 2023, as compared to the first quarter of 2022, driven by increased stimulation activity and pricing gains, increased well construction and wireline activity in North America land, and increased activity in the U.S. Gulf of Mexico across multiple product service lines. The North America average rig count increased 18% in the first quarter of 2023 as compared to the first quarter of 2022.

Internationally, revenue increased 23% in the first quarter of 2023, as compared to the first quarter of 2022, primarily driven by higher activity for drilling and completions related services across all regions, partially offset by the sale of our Russian operations during the third quarter of 2022. The international average rig count increased 11% in the first quarter of 2023 as compared to the first quarter of 2022.

Sustainability and Energy Advancement
We continue to pursue our strategic initiatives around advancing cleaner, affordable energy, and supporting sustainable energy advancements using innovation and technology to decarbonize both our and our customers' operations. This includes the continued development and deployment of solutions designed to help oil and gas operators lower their environmental impact while also using our existing technologies in sustainable energy applications.

In February of 2023, Halliburton and Siguler Guff & Company, LP announced the launch of Envana Software Partners, LLC. The new venture provides critical emissions management software-as-a-service solutions to track greenhouse gas emissions in the oil and gas industry and other industries.

In addition, Halliburton Labs, our clean energy accelerator, continues to provide us insight into developing value chains in the energy mix transition and opportunities to assist early stage companies to enable them to achieve scaling milestones. Halliburton Labs has 24 participants and alumni as of the end of the first quarter of 2023.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”

HAL Q1 2023 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had $1.9 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first three months of 2023
Sources of cash:
•Cash flows from operating activities were $122 million. This included a negative impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $728 million, primarily associated with increased receivables and inventory.

Uses of cash:
•Capital expenditures were $268 million.
•We paid $145 million of dividends to our shareholders.
•We repurchased 2.9 million shares of our common stock for $100 million.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2023 to be within our target of approximately 5-6% of revenue. We believe this level of spend will allow us to invest in our key strategic areas. However, we will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.16 per common share, or approximately $145 million. In January of 2023, our Board of Directors approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for 2023.

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Repurchases of 2.9 million shares of common stock occurred during the first quarter of 2023 under this program. Approximately $4.8 billion remained authorized for repurchases as of March 31, 2023 and may be used for open market and other share purchases.

Other factors affecting liquidity
Financial position in current market. As of March 31, 2023, we had $1.9 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $500 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of March 31, 2023, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. Our credit ratings with Moody’s Investors Service (Moody's) remain Baa1 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
HAL Q1 2023 FORM 10-Q | 15

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

Receivables from our primary customer in Mexico accounted for approximately 11% of our total receivables as of March 31, 2023. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q1 2023 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2023, based upon the location of the services provided and products sold, 47% of our consolidated revenue was from the United States, compared to 43% of our consolidated revenue from the United States in the first three months of 2022. No other country accounted for more than 10% of our revenue.

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

The table below shows the average prices for WTI crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended March 31		Year Ended December 31
	2023	2022	2022
Oil price - WTI (1)	$76.08	$94.45	$96.04
Oil price - Brent (1)	81.17	100.30	100.78
Natural gas price - Henry Hub (2)	2.65	4.66	6.29

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended March 31		Year Ended December 31
	2023	2022	2022
U.S. Land	744	619	708
U.S. Offshore	16	16	15
Canada	221	198	175
North America	981	833	898
International	915	823	851
Worldwide total	1,896	1,656	1,749

HAL Q1 2023 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
According to the United States Energy Information Administration (EIA) April 2023 "Short Term Energy Outlook", the Brent spot price is expected to average $86 per barrel for the second quarter of 2023, with an expected full year 2023 average of $85 per barrel, a decline of approximately $16 per barrel, or 16%, as compared to the full year 2022 average. The 2023 forecasted Brent spot price reflects a forecast for less global production in 2023 and a relatively unchanged outlook for global oil consumption. According to the EIA, WTI prices are expected to average $80 per barrel in the second quarter of 2023 and $79 per barrel for the full year 2023, resulting in a decrease of approximately $16 per barrel, or 17%, compared to the full year 2022.

The EIA April 2023 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.65 per MMBtu during the second quarter of 2023, and average $2.94 per MMBtu for the full year 2023.

Per the International Energy Agency (IEA) April 2023 "Oil Market Report", the forecasted global oil demand is set to average 101.9 million barrels per day in 2023, an approximate 2.0 million barrels per day increase from 2022. The EIA projects crude oil production in the United States will average 12.54 million barrels per day in 2023, a 5% increase from the average 11.88 million barrels per day in 2022, and to average 12.75 million barrels per day in 2024, an increase of 2% from 2023.

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

Internationally, we expect exploration and production activity to grow 17-19% during 2023 compared to 2022, with most new activity coming from the Middle East, Asia and Latin America, both onshore and offshore. In North America, we expect strong activity and anticipate customer spending to increase by at least 15% during 2023 as compared to 2022.

HAL Q1 2023 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31		Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,409	$2,353	$1,056	45%
Drilling and Evaluation	2,268	1,931	337	17
Total revenue	$5,677	$4,284	$1,393	33%
By geographic region:
North America	$2,765	$1,925	$840	44%
Latin America	915	653	262	40
Europe/Africa/CIS	662	677	(15)	(2)
Middle East/Asia	1,335	1,029	306	30
Total revenue	$5,677	$4,284	$1,393	33%

Operating income:
By operating segment:
Completion and Production	$666	$296	$370	125%
Drilling and Evaluation	369	294	75	26
Total operations	1,035	590	445	75
Corporate and other	(58)	(57)	(1)	(2)%
Impairments and other charges	—	(22)	22	n/m
Total operating income	$977	$511	$466	91%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first quarter of 2023 was $3.4 billion, an increase of $1.1 billion, or 45%, when compared to the first quarter of 2022. Operating income in the first quarter of 2023 was $666 million, an increase of $370 million, or 125%, when compared to the first quarter of 2022. These results were driven by increased pressure pumping services in North America land, higher completion tool sales in the Middle East, the U.S. Gulf of Mexico, and Brazil, and higher artificial lift activity in North America land and Kuwait. This improvement was partially offset by lower completion tool sales in Norway.

Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2023 was $2.3 billion, an increase of $337 million, or 17%, when compared to the first quarter of 2022. Operating income in the first quarter of 2023 was $369 million, an increase of $75 million, or 26%, when compared to the first quarter of 2022. These results were due to an increase in drilling-related services in the Western Hemisphere and the Middle East/Asia region, higher wireline activity globally, higher project management activity in Mexico and the Middle East, along with higher testing services in the Western Hemisphere and Saudi Arabia. Partially offsetting these increases was lower software sales in Mexico.

Both segments' results were negatively impacted in the first quarter of 2023 when compared to the first quarter of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.

HAL Q1 2023 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
Geographic Regions

North America
North America revenue in the first quarter of 2023 was $2.8 billion, a 44% increase compared to the first quarter of 2022. This increase was primarily driven by improved stimulation activity and pricing gains, in addition to higher well construction services, artificial lift activity, and wireline activity in North America land and the U.S. Gulf of Mexico, and increased completion tool sales in the U.S. Gulf of Mexico.

Latin America
Latin America revenue in the first quarter of 2023 was $915 million, a 40% increase compared to the first quarter of 2022, due to increased well construction services, stimulation activity, and testing services in Mexico and Argentina, along with improved project management activity in Mexico, higher completion tool sales in Brazil, and increased wireline activity across the region. Partially offsetting this increase was lower software sales in Mexico.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2023 was $662 million, a 2% decrease compared to the first quarter of 2022. This decline was primarily driven by the sale of our Russian operations during the third quarter of 2022, in addition to lower completion tool sales and well construction services in Norway. This decrease was partially offset by improved well construction services and stimulation activity throughout Africa, and increased activity in multiple product service lines in Senegal.

Middle East/Asia
Middle East/Asia revenue in the first quarter of 2023 was $1.3 billion, a 30% increase compared to the first quarter of 2022, resulting from improved activity across multiple product service lines in Saudi Arabia, improved well construction services across the region, higher project management activity in Iraq and Kuwait, and higher completion tool sales in Qatar and Asia.

Nonoperating Items

Loss on early extinguishment of debt. During the three months ended March 31, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes, which included premiums and unamortized expenses.

Effective tax rate. During the three months ended March 31, 2023, we recorded a total income tax provision of $174 million on a pre-tax income of $829 million, resulting in an effective tax rate of 21.0% for the quarter. During the three months ended March 31, 2022, we recorded a total income tax provision of $68 million on a pre-tax income of $332 million, resulting in an effective tax rate of 20.5% for the quarter.

HAL Q1 2023 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Forward-Looking Information
FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,” “should,” “likely,” and other expressions. We may also provide oral or written forward-looking information in our statements and other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q1 2023 FORM 10-Q | 21

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2023, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

HAL Q1 2023 FORM 10-Q | 22

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	297,718	$39.21	—	$4,850,008,094
February 1 - 28	1,141,469	$37.56	1,125,032	$4,807,788,762
March 1 - 31	2,227,842	$34.22	1,731,077	$4,750,012,256
Total	3,667,029	$35.67	2,856,109

(a)
Of the 3,667,029 shares purchased during the three-month period ended March 31, 2023, 810,920 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $4.8 billion remained authorized for repurchases as of March 31, 2023. From the inception of this program in February of 2006 through March 31, 2023, we repurchased approximately 234 million shares of our common stock for a total cost of approximately $9.4 billion.

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

Item 5. Other Information

None.

HAL Q1 2023 FORM 10-Q | 23

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

*†	10.1	Executive Agreement (Shannon Slocum)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q1 2023 FORM 10-Q | 24

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 26, 2023

HAL Q1 2023 FORM 10-Q | 25