Form 10-Q
period 2023-06-30
HALLIBURTON CO
filed 2023-07-26
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐ Yes ☒ No
As of July 19, 2023, there were 898,546,281 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars and shares except per share data	2023	2022	2023	2022
Revenue:
Services	$4,181	$3,686	$8,347	$6,759
Product sales	1,617	1,388	3,128	2,599
Total revenue	5,798	5,074	11,475	9,358
Operating costs and expenses:
Cost of services	3,404	3,123	6,803	5,833
Cost of sales	1,316	1,166	2,563	2,155
General and administrative	54	67	108	119
Impairments and other charges	—	344	—	366
SAP S4 upgrade expense	13	—	13	—
Total operating costs and expenses	4,787	4,700	9,487	8,473
Operating income	1,011	374	1,988	885
Interest expense, net of interest income of $28, $24, $67, and $43	(92)	(101)	(171)	(208)
Loss on Blue Chip Swap transactions	(104)	—	(104)	—
Loss on early extinguishment of debt	—	—	—	(42)
Other, net	(32)	(42)	(101)	(72)
Income before income taxes	783	231	1,612	563
Income tax provision	(167)	(114)	(341)	(182)
Net income	$616	$117	$1,271	$381
Net income attributable to noncontrolling interest	(6)	(8)	(10)	(9)
Net income attributable to company	$610	$109	$1,261	$372

Basic net income per share	$0.68	$0.12	$1.40	$0.41
Diluted net income per share	$0.68	$0.12	$1.39	$0.41
Basic weighted average common shares outstanding	901	904	902	902
Diluted weighted average common shares outstanding	903	909	905	906
See notes to condensed consolidated financial statements.
HAL Q2 2023 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2023	2022	2023	2022
Net income	$616	$117	$1,271	$381
Other comprehensive income (loss), net of income taxes	1	(1)	2	4
Comprehensive income	$617	$116	$1,273	$385
Comprehensive income attributable to noncontrolling interest	(6)	(8)	(10)	(9)
Comprehensive income attributable to company shareholders	$611	$108	$1,263	$376
See notes to condensed consolidated financial statements.

HAL Q2 2023 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and equivalents	$2,105	$2,346
Receivables (net of allowances for credit losses of $723 and $731)	4,946	4,627
Inventories	3,241	2,923
Other current assets	1,151	1,056
Total current assets	11,443	10,952
Property, plant, and equipment (net of accumulated depreciation of $11,768 and $11,660)	4,483	4,348
Goodwill	2,840	2,829
Deferred income taxes	2,570	2,636
Operating lease right-of-use assets	1,054	913
Other assets	1,683	1,577
Total assets	$24,073	$23,255
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,188	$3,121
Accrued employee compensation and benefits	567	634
Taxes other than income	350	349
Income tax payable	267	294
Current portion of operating lease liabilities	253	224
Other current liabilities	721	723
Total current liabilities	5,346	5,345
Long-term debt	7,931	7,928
Operating lease liabilities	892	791
Employee compensation and benefits	385	408
Other liabilities	792	806
Total liabilities	15,346	15,278
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,066 shares)	2,663	2,664
Paid-in capital in excess of par value	—	50
Accumulated other comprehensive loss	(228)	(230)
Retained earnings	11,459	10,572
Treasury stock, at cost (167 and 164 shares)	(5,201)	(5,108)
Company shareholders’ equity	8,693	7,948
Noncontrolling interest in consolidated subsidiaries	34	29
Total shareholders’ equity	8,727	7,977
Total liabilities and shareholders’ equity	$24,073	$23,255
See notes to condensed consolidated financial statements.

HAL Q2 2023 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
Millions of dollars	2023	2022
Cash flows from operating activities:
Net income	$1,271	$381
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	486	470
Impairments and other charges	—	366
Changes in assets and liabilities:
Receivables	(337)	(930)
Inventories	(318)	(371)
Accounts payable	66	491
Other operating activities	6	(81)
Total cash flows provided by operating activities	1,174	326
Cash flows from investing activities:
Capital expenditures	(571)	(410)
Purchases of investment securities	(270)	(10)
Sales of investment securities	103	—
Proceeds from sales of property, plant, and equipment	90	116
Other investing activities	(48)	(44)
Total cash flows used in investing activities	(696)	(348)
Cash flows from financing activities:
Stock repurchase program	(348)	—
Dividends to shareholders	(289)	(217)
Payments on long-term borrowings	—	(642)
Other financing activities	(7)	116
Total cash flows used in financing activities	(644)	(743)
Effect of exchange rate changes on cash	(75)	(53)
Decrease in cash and equivalents	(241)	(818)
Cash and equivalents at beginning of period	2,346	3,044
Cash and equivalents at end of period	$2,105	$2,226
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$228	$244
Income taxes	$388	$190
See notes to condensed consolidated financial statements.

HAL Q2 2023 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2023 and the results of our operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and six months ended June 30, 2023 may not be indicative of results for the full year.

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

HAL Q2 2023 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2023	2022	2023	2022
Revenue:
Completion and Production	$3,476	$2,911	$6,885	$5,264
Drilling and Evaluation	2,322	2,163	4,590	4,094
Total revenue	$5,798	$5,074	$11,475	$9,358
Operating income:
Completion and Production	$707	$499	$1,373	$795
Drilling and Evaluation	376	286	745	580
Total operations	1,083	785	2,118	1,375
Corporate and other (a)	(59)	(67)	(117)	(124)
SAP S4 upgrade expense	(13)	—	(13)	—
Impairments and other charges (b)	—	(344)	—	(366)
Total operating income	$1,011	$374	$1,988	$885
Interest expense, net of interest income	(92)	(101)	(171)	(208)
Loss on Blue Chip Swap transactions (c)	(104)	—	(104)	—
Loss on early extinguishment of debt	—	—	—	(42)
Other, net	(32)	(42)	(101)	(72)
Income before income taxes	$783	$231	$1,612	$563

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three and six months ended June 30, 2022 respectively, the amounts include $131 million and $136 million charges attributable to Completions and Production, and $178 million and $195 million charges attributable to Drilling and Evaluation. Both periods include a $35 million charge attributable to Corporate and other.

(c)	The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our execution of certain trades, known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate, resulted in a $104 million pre-tax loss during the second quarter of 2023.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 46% and 44% of our consolidated revenue was from the United States for the six months ended June 30, 2023 and 2022, respectively. No other country accounted for more than 10% of our revenue.

HAL Q2 2023 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Three Months Ended June 30		Six Months Ended June 30
Millions of dollars	2023	2022	2023	2022
Revenue by segment:
Completion and Production	$3,476	$2,911	$6,885	$5,264
Drilling and Evaluation	2,322	2,163	4,590	4,094
Total revenue	$5,798	$5,074	$11,475	$9,358
Revenue by geographic region:
North America	$2,696	$2,426	$5,461	$4,351
Latin America	994	758	1,909	1,411
Europe/Africa/CIS	698	718	1,360	1,395
Middle East/Asia	1,410	1,172	2,745	2,201
Total revenue	$5,798	$5,074	$11,475	$9,358

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

Receivables
As of June 30, 2023, 35% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 9% of our total receivables as of June 30, 2023 and December 31, 2022. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our net trade receivables at those dates.

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

HAL Q2 2023 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2023	December 31, 2022
Finished products and parts	$2,075	$1,859
Raw materials and supplies	1,037	953
Work in process	129	111
Total inventories	$3,241	$2,923

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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $324 million as of June 30, 2023, and $273 million as of December 31, 2022, and are included in accounts payable on the condensed consolidated balance sheets.

Note 6. Income Taxes

During the three months ended June 30, 2023, we recorded a total income tax provision of $167 million on a pre-tax income of $783 million, resulting in an effective tax rate of 21.3% for the quarter. During the three months ended June 30, 2022, we recorded a total income tax provision of $114 million on a pre-tax income of $231 million, resulting in an effective tax rate of 49.3% for the quarter. The effective tax rate for the three months ended June 30, 2023 was lower than the three months ended June 30, 2022 primarily due to the impact on our effective tax rate for the second quarter of 2022 of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

During the six months ended June 30, 2023, we recorded a total income tax provision of $341 million on a pre-tax income of $1.6 billion, resulting in an effective tax rate of 21.1% for the period. During the six months ended June 30, 2022, we recorded a total income tax provision of $182 million on a pre-tax income of $563 million, resulting in an effective tax rate of 32.2% for the period. The effective tax rate for the six months ended June 30, 2023 was lower than the six months ended June 30, 2022 primarily due to the impact on our effective tax rate for the first six months of 2022 of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q2 2023 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	651	—	4	655
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(50)	113	(3)	—	—	60
Other	—	—	—	—	—	(3)	(3)
Balance at March 31, 2023	$2,664	$—	$(5,095)	$11,075	$(229)	$30	$8,445
Comprehensive income (loss):
Net income	—	—	—	610	—	6	616
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(144)	—	—	(144)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	—	144	(82)	—	—	61
Other	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$2,663	$—	$(5,201)	$11,459	$(228)	$34	$8,727

(a)
In the first quarter and second quarter of 2023, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero as of the end of each period, which resulted in a reduction of retained earnings by $3 million and $82 million, respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

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

(a)
In the first and second quarter of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero as of the end of each period, which resulted in a reduction of retained earnings by $85 million and $163 million, respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q2 2023 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Our Board of Directors has authorized a program to repurchase our common stock from time to time. We purchased 8.1 million shares of our common stock under the program during the three months ended June 30, 2023 for approximately $250 million. Approximately $4.5 billion remained authorized for repurchases as of June 30, 2023. From the inception of this program in February of 2006 through June 30, 2023, we repurchased approximately 242 million shares of our common stock for a total cost of approximately $9.6 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2023	December 31, 2022
Cumulative translation adjustments	$(82)	$(84)
Defined benefit and other postretirement liability adjustments	(102)	(101)
Other	(44)	(45)
Total accumulated other comprehensive loss	$(228)	$(230)

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

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Millions of shares	2023	2022	2023	2022
Basic weighted average common shares outstanding	901	904	902	902
Dilutive effect of awards granted under our stock incentive plans	2	5	3	4
Diluted weighted average common shares outstanding	903	909	905	906

Antidilutive shares:
Options with exercise price greater than the average market price	13	14	14	15
Total antidilutive shares	13	14	14	15

HAL Q2 2023 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	June 30, 2023				December 31, 2022
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,221	$422	$7,643	$7,931	$6,539	$917	$7,456	$7,928

In the first half of 2023, the fair value of our debt increased as a result of lower debt yields.

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

HAL Q2 2023 FORM 10-Q | 11

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With approximately 47,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

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

The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the quarter ended June 30, 2023.
HAL Q2 2023 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions
Commodity price volatility continued during the second quarter of 2023 driven by inflationary pressures, changes to OPEC+ production levels, supply chain shortages, demand uncertainty, recessionary fears, and geopolitical conflicts. On June 4, 2023, Saudi Arabia announced it would reduce July production by 1 million barrels per day. On July 3, 2023, Saudi Arabia announced that reduction would extend through August 2023. During the second quarter of 2023, the West Texas Intermediate (WTI) crude oil price averaged approximately $74 per barrel and the Brent crude oil price averaged approximately $78 per barrel. Both of these prices were well below the average price per barrel for 2022. The average Henry Hub natural gas price during the second quarter was $2.16 per million BTU, which is also well below the average price during 2022. While U.S. land rig counts increased in 2022, there has been a decline in the rig count during the second quarter of 2023. These factors contributed to softness in the market for energy services generally in North America and particularly in gas basins during the second quarter of 2023. The United States Energy Information Administration (EIA)'s July 2023 forecast has Brent crude oil spot price averaging $78 per barrel for the third quarter of 2023 and increasing to approximately $80 per barrel in the fourth quarter of 2023.

Globally, we continue to be impacted by increased supply chain lead times for the supply of select raw materials. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize the operational impact.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of 2022 and 2023.

HAL Q2 2023 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
During the second quarter of 2023, we generated total company revenue of $5.8 billion, a 14% increase as compared to the second quarter of 2022. We reported operating income of $1.0 billion during the second quarter of 2023 compared to operating income of $374 million during the second quarter of 2022, which included the effects of $344 million of impairments and other charges related to our decision to market for sale our Russia operations. Our Completion and Production segment revenue increased 19% in the second quarter of 2023 as compared to the second quarter of 2022, primarily due to increased pressure pumping services in North America land as well as higher completion tool sales and artificial lift activity globally. Our Drilling and Evaluation segment revenue increased 7% in the second quarter of 2023 as compared to the second quarter of 2022, driven primarily by improvements in drilling-related services globally and wireline activity in the Middle East/Asia region. Both segment results were negatively impacted in the second quarter of 2023 when compared to the second quarter of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.

In North America, our revenue increased 11% in the second quarter of 2023, as compared to the second quarter of 2022, driven by improved stimulation activity and pricing gains and higher artificial lift activity in North America land, in addition to increased drilling-related services across the region. The North America average rig count increased 1% in the second quarter of 2023 as compared to the second quarter of 2022.

Internationally, revenue increased 17% in the second quarter of 2023, as compared to the second quarter of 2022, primarily driven by improved drilling-related services, higher completion tool sales, and increased pressure pumping services across the regions, partially offset by the sale of our Russian operations during the third quarter of 2022. The international average rig count increased 18% in the second quarter of 2023 as compared to the second quarter of 2022.

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

Halliburton Labs, our clean energy accelerator, continues to provide us insight into developing value chains in the energy mix transition and opportunities to assist early stage companies to enable them to achieve scaling milestones. Halliburton Labs has 25 participants and alumni as of the end of the second quarter of 2023.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”
HAL Q2 2023 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had $2.1 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first six months of 2023
Sources of cash:
•Cash flows from operating activities were $1.2 billion. This included a negative impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $589 million, primarily associated with increased receivables and inventory.

Uses of cash:
•Capital expenditures were $571 million.
•We paid $348 million for the repurchase of 11 million shares of our common stock.
•We paid $289 million of dividends to our shareholders.

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

While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.16 per common share, or approximately $144 million. In January of 2023, our Board of Directors approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for 2023.

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. Repurchases of 8.1 million shares of common stock occurred during the second quarter of 2023 under this program. Approximately $4.5 billion remained authorized for repurchases as of June 30, 2023 and may be used for open market and other share purchases.

During the second quarter, Halliburton kicked off its migration to SAP S4. The total project investment is estimated to cost approximately $250 million over the next two and a half years. This new system will provide important efficiency benefits, cost savings, visibility to our operations, and advanced analytics that will benefit Halliburton and its customers.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2023, we had $2.1 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $500 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, and contingent liabilities.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of June 30, 2023, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

HAL Q2 2023 FORM 10-Q | 15

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

Receivables from our primary customer in Mexico accounted for approximately 9% of our total receivables as of June 30, 2023. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q2 2023 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2023, based upon the location of the services provided and products sold, 46% of our consolidated revenue was from the United States, compared to 44% of our consolidated revenue from the United States in the first six months of 2022. No other country accounted for more than 10% of our revenue.

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

The table below shows the average prices for WTI crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended June 30		Year Ended December 31
	2023	2022	2022
Oil price - WTI (1)	$73.76	$108.72	$96.04
Oil price - Brent (1)	78.32	113.54	100.78
Natural gas price - Henry Hub (2)	2.16	7.48	6.45

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2023	2022	2023	2022	2022
U.S. Land	699	698	722	660	708
U.S. Offshore	20	15	18	15	15
Canada	117	113	169	155	175
North America	836	826	909	830	898
International	959	816	937	819	851
Worldwide total	1,795	1,642	1,846	1,649	1,749

HAL Q2 2023 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
According to the United States Energy Information Administration (EIA) July 2023 "Short Term Energy Outlook", the Brent spot price is expected to average $78 per barrel for the third quarter of 2023, with an expected full year 2023 average of $79 per barrel, a decline of approximately $22 per barrel, or 22%, as compared to the full year 2022 average. According to the EIA, WTI prices are expected to average $73 per barrel in the third quarter of 2023 and to average $74 per barrel for the full year 2023, resulting in a decrease of approximately $21 per barrel, or 22%, compared to the full year 2022.

The EIA July 2023 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.63 per MMBtu during the third quarter of 2023, and to average $2.62 per MMBtu for the full year 2023, resulting in a decrease of $3.83 per MMBtu, or 59%, compared to the full year 2022.

Per the International Energy Agency (IEA) July 2023 "Oil Market Report", the forecasted global oil demand is set to average 102.1 million barrels per day in 2023, an approximate 2 million barrels per day increase from 2022. The EIA projects crude oil production in the United States will average 12.56 million barrels per day in 2023, an approximate 6% increase from the average 11.89 million barrels per day in 2022.

We continue to expect that oil and gas demand will grow over the next several years, despite the actions taken by central banks in an attempt to control inflation by increasing interest rates and the resulting concern about a potential economic slowdown. We believe the demand will be driven by economic expansion, energy security concerns, and population growth. Oil and gas continues to demonstrate its critical role in the global economy and meeting long term demand requires sustained capital investment. We believe many years of increased investment in existing and new sources of production is the only solution to increase supply and that production will be needed from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects.

Despite the softness in the market for energy services in North America during the first six months of the year as discussed above, we expect upstream spending to grow in 2023, with international and North America upstream spending growth in the high teens and around 10%, respectively, compared to 2022. We anticipate overall upstream market activity in North America in the second half of 2023 to be slightly lower than in the first half. Our international business is growing at a strong pace across all regions, and we expect our differentiated technology offerings, selective contract wins, and our unique collaborative approach to working with our customers, to deliver profitable growth.

HAL Q2 2023 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30		Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,476	$2,911	$565	19%
Drilling and Evaluation	2,322	2,163	159	7
Total revenue	$5,798	$5,074	$724	14%
By geographic region:
North America	$2,696	$2,426	$270	11%
Latin America	994	758	236	31
Europe/Africa/CIS	698	718	(20)	(3)
Middle East/Asia	1,410	1,172	238	20
Total revenue	$5,798	$5,074	$724	14%

Operating income:
By operating segment:
Completion and Production	$707	$499	$208	42%
Drilling and Evaluation	376	286	90	31
Total operations	1,083	785	298	38
Corporate and other	(59)	(67)	8	12%
SAP S4 upgrade expense	(13)	—	(13)	n/m
Impairments and other charges	—	(344)	344	n/m
Total operating income	$1,011	$374	$637	170%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the second quarter of 2023 was $3.5 billion, an increase of $565 million, or 19%, when compared to the second quarter of 2022. Operating income in the second quarter of 2023 was $707 million, an increase of $208 million, or 42%, when compared to the second quarter of 2022. These results were driven by increased pressure pumping services and artificial lift activity in North America land along with higher completion sales globally. These improvements were partially offset by reduced well intervention services in North America land.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2023 was $2.3 billion, an increase of $159 million, or 7%, when compared to the second quarter of 2022. Operating income in the second quarter of 2023 was $376 million, an increase of $90 million, or 31%, when compared to the second quarter of 2022. These results were due to an increase in drilling-related services globally and higher wireline activity in the Middle East. Partially offsetting these improvements was lower project management activity in Saudi Arabia, Colombia, and Ecuador.

Both segments' results were negatively impacted in the second quarter of 2023 when compared to the second quarter of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.

HAL Q2 2023 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
Geographic Regions

North America
North America revenue in the second quarter of 2023 was $2.7 billion, an 11% increase compared to the second quarter of 2022. This increase was primarily driven by improved stimulation activity and pricing gains, mainly in North America land, higher completion tool sales and drilling-related services across the region, improved artificial lift and cementing activity, and increased well intervention services in the U.S. Gulf of Mexico. Partially offsetting these improvements were decreased well intervention services in North America land and decreased pressure pumping services in Canada.

Latin America
Latin America revenue in the second quarter of 2023 was $994 million, a 31% increase compared to the second quarter of 2022, due to increased well construction services, project management activity, and software sales in Mexico, along with higher completion tool sales, testing services, and wireline activity across the region, and improved pressure pumping and drilling-related services in Argentina. Partially offsetting these improvements were lower project management activity and drilling-related services in Colombia and Ecuador.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2023 was $698 million, a 3% decrease compared to the second quarter of 2022. This decline was primarily driven by the sale of our Russian operations during the third quarter of 2022, in addition to reduced activity across multiple product service lines in Norway. These decreases were partially offset by improved well construction services in Africa, and higher completion tool sales, pressure pumping services, and fluids services across the region.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2023 was $1.4 billion, a 20% increase compared to the second quarter of 2022, resulting from improved drilling-related services, higher completion tool sales, increased stimulation activity, and increased wireline services across the region, in addition to improved project management activity in Iraq and Kuwait. Partially offsetting these improvements were lower project management activity in Saudi Arabia and reduced well construction services in Australia.

Other Operating Items

SAP S4 Upgrade Expense. During the second quarter of 2023, Halliburton kicked off its migration to SAP S4 which will take place over the next two and a half years. This new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit Halliburton and its customers. We expect this upgrade to payback in three years after an investment of $250 million. For the second quarter of 2023, we recognized expense of $13 million on the migration.

Impairments and other charges. During the three months ended June 30, 2022, we recognized a pre-tax charge of $344 million, related to the write down of all our net assets in Russia as a result of our decision to market our Russia operations for sale due to the additional sanctions enacted against Russia arising from the conflict in Ukraine.

Nonoperating Items

Argentina Blue Chip Swap. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under U.S. GAAP, was 101% higher than Argentina's official exchange rate at June 30, 2023. During the three months ended June 30, 2023, we entered into Blue Chip Swap transactions, which resulted in a $104 million pre-tax loss on investment.

Effective tax rate. During the three months ended June 30, 2023, we recorded a total income tax provision of $167 million on a pre-tax income of $783 million, resulting in an effective tax rate of 21.3% for the quarter. During the three months ended June 30, 2022, we recorded a total income tax provision of $114 million on a pre-tax income of $231 million, resulting in an effective tax rate of 49.3% for the quarter. The effective tax rate for the three months ended June 30, 2023 was lower than the three months ended June 30, 2022 primarily due to the impact on our effective tax rate for the second quarter of 2022 of our decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q2 2023 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (YTD)
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended June 30		Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$6,885	$5,264	$1,621	31%
Drilling and Evaluation	4,590	4,094	496	12
Total revenue	$11,475	$9,358	$2,117	23%
By geographic region:
North America	$5,461	$4,351	$1,110	26%
Latin America	1,909	1,411	498	35
Europe/Africa/CIS	1,360	1,395	(35)	(3)
Middle East/Asia	2,745	2,201	544	25
Total revenue	$11,475	$9,358	$2,117	23%

Operating income:
By operating segment:
Completion and Production	$1,373	$795	$578	73%
Drilling and Evaluation	745	580	165	28
Total operations	$2,118	$1,375	$743	54
Corporate and other	(117)	(124)	7	6%
SAP S4 upgrade expense	(13)	—	(13)	n/m
Impairments and other charges	—	(366)	366	n/m
Total operating income	$1,988	$885	$1,103	125%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first six months of 2023 was $6.9 billion, an increase of $1.6 billion, or 31%, compared to the first six months of 2022. Operating income for the segment in the first six months of 2023 was $1.4 billion, an increase of $578 million, or 73%, compared to the first six months of 2022. These results were primarily driven by higher utilization and pricing for pressure pumping services in North America land and Mexico and higher completion tool sales in Brazil, U.S. Gulf of Mexico, and Saudi Arabia. Also improving were artificial lift activity in North America land and Kuwait and well intervention services in the U.S. Gulf of Mexico and Saudi Arabia. Partially offsetting these improvements were lower completion tool sales in Norway.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2023 was $4.6 billion, an increase of $496 million, or 12%, compared to the first six months of 2022. Operating income for the segment in the first six months of 2023 was $745 million, an increase of $165 million, or 28%, compared to the first six months of 2022. These results were primarily impacted by increased drilling-related services in Middle East/Asia and Mexico, higher wireline activity globally, and increased project management activity in Mexico. Increased fluid services in North America land and the U.S. Gulf of Mexico also contributed to the results. Partially offsetting these improvements was decreased project management activity in Saudi Arabia, Colombia, and Ecuador.

Both segment results were negatively impacted in the first six months of 2023 when compared to the first six months of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.
HAL Q2 2023 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (YTD)
Geographic Regions

North America
North America revenue in the first six months of 2023 was $5.5 billion, a 26% increase compared to the first six months of 2022, largely driven by higher activity and pricing primarily associated with pressure pumping and wireline activity in North America land and the U.S. Gulf of Mexico and fluid services across the region. Improved artificial lift activity in North America land along with higher completion tool sales in the U.S. Gulf of Mexico also contributed to this increase. Partially offsetting these improvements was lower well intervention services in North America land.

Latin America
Latin America revenue in the first six months of 2023 was $1.9 billion, a 35% increase compared to the first six months of 2022, resulting primarily from improvements across multiple product service lines in Mexico, Brazil, and Argentina along with higher completion tool sales in the Caribbean. Partially offsetting these improvements was lower project management activity in Colombia and Ecuador.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2023 was $1.4 billion, a 3% decrease compared to the first six months of 2022. This decline was primarily driven by the sale of our Russian operations during the third quarter of 2022, in addition to lower activity across multiple product service lines in Norway and reduced drilling-related services in Azerbaijan. These declines were partially offset by increases in multiple product service lines in Angola, West Africa, and the United Kingdom combined with increased pressure pumping in Algeria and Egypt.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2023 was $2.7 billion, a 25% increase compared to the first six months of 2022, resulting primarily from increased activity across multiple product service lines in Saudi Arabia, United Arab Emirates, Qatar, Indonesia, and Iraq, higher drilling services in Thailand, and improved project management activity in Kuwait. Partially offsetting these improvements was lower drilling and wireline activity in Australia.

Other Operating Items

SAP S4 Upgrade Expense. As noted above, Halliburton kicked off its migration to SAP S4 which will take place over the next two and a half years. During the six months ended June 30, 2023, we recognized expense of $13 million on the migration.

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

Nonoperating Items

Argentina Blue Chip Swap. As noted above, during the six months ended June 30, 2023, we entered into Blue Chip Swap transactions, which resulted in a $104 million pre-tax loss on investment during the six-month period.

Loss on early extinguishment of debt. During the six months ended June 30, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes, which included premiums and unamortized expenses.

Effective tax rate. During the six months ended June 30, 2023, we recorded a total income tax provision of $341 million on a pre-tax income of $1.6 billion, resulting in an effective tax rate of 21.1%. During the six months ended June 30, 2022, we recorded a total income tax provision of $182 million on pre-tax income of $563 million, resulting in an effective tax rate of 32.2%. The effective tax rate for the six months ended June 30, 2023 was lower than the six months ended June 30, 2022 primarily due to the impact on our effective tax rate for the first six months of 2022 of our decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q2 2023 FORM 10-Q | 22

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q2 2023 FORM 10-Q | 23

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2023, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

HAL Q2 2023 FORM 10-Q | 24

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	701,574	$33.33	692,713	$4,726,916,897
May 1 - 31	4,735,512	$29.63	4,364,403	$4,597,796,046
June 1 - 30	3,230,784	$31.79	3,063,070	$4,500,012,292
Total	8,667,870	$30.73	8,120,186

(a)
Of the 8,667,870 shares purchased during the three-month period ended June 30, 2023, 547,684 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $4.5 billion remained authorized for repurchases as of June 30, 2023. From the inception of this program in February of 2006 through June 30, 2023, we repurchased approximately 242 million shares of our common stock for a total cost of approximately $9.6 billion.

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

HAL Q2 2023 FORM 10-Q | 25

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

*	3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 17, 2023.

*	10.1	Form of Indemnification Agreement for Officers.

*	10.2	Form of Indemnification Agreement for Directors.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

HAL Q2 2023 FORM 10-Q | 26

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 26, 2023

HAL Q2 2023 FORM 10-Q | 27