Form 10-Q
period 2023-09-30
HALLIBURTON CO
filed 2023-10-25
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes ☒ No
As of October 18, 2023, there were 895,051,742 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars and shares except per share data	2023	2022	2023	2022
Revenue:
Services	$4,131	$3,923	$12,478	$10,682
Product sales	1,673	1,434	4,801	4,033
Total revenue	5,804	5,357	17,279	14,715
Operating costs and expenses:
Cost of services	3,349	3,251	10,152	9,084
Cost of sales	1,337	1,201	3,900	3,356
General and administrative	58	59	166	178
Impairments and other charges	—	—	—	366
SAP S4 upgrade expense	23	—	36	—
Total operating costs and expenses	4,767	4,511	14,254	12,984
Operating income	1,037	846	3,025	1,731
Interest expense, net of interest income of $26, $31, $93, and $74	(93)	(93)	(264)	(301)
Loss on Blue Chip Swap transactions	—	—	(104)	—
Loss on early extinguishment of debt	—	—	—	(42)
Other, net	(28)	(48)	(129)	(120)
Income before income taxes	916	705	2,528	1,268
Income tax provision	(192)	(156)	(533)	(338)
Net income	$724	$549	$1,995	$930
Net income attributable to noncontrolling interest	(8)	(5)	(18)	(14)
Net income attributable to company	$716	$544	$1,977	$916

Basic net income per share	$0.80	$0.60	$2.19	$1.01
Diluted net income per share	$0.79	$0.60	$2.19	$1.01
Basic weighted average common shares outstanding	898	908	901	904
Diluted weighted average common shares outstanding	902	910	904	907
See notes to condensed consolidated financial statements.
HAL Q3 2023 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2023	2022	2023	2022
Net income	$724	$549	$1,995	$930
Other comprehensive income (loss), net of income taxes	1	(2)	3	2
Comprehensive income	$725	$547	$1,998	$932
Comprehensive income attributable to noncontrolling interest	(8)	(6)	(18)	(15)
Comprehensive income attributable to company shareholders	$717	$541	$1,980	$917
See notes to condensed consolidated financial statements.

HAL Q3 2023 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and equivalents	$2,036	$2,346
Receivables (net of allowances for credit losses of $718 and $731)	5,124	4,627
Inventories	3,336	2,923
Other current assets	1,104	1,056
Total current assets	11,600	10,952
Property, plant, and equipment (net of accumulated depreciation of $11,891 and $11,660)	4,733	4,348
Goodwill	2,850	2,829
Deferred income taxes	2,517	2,636
Operating lease right-of-use assets	1,032	913
Other assets	1,710	1,577
Total assets	$24,442	$23,255
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,238	$3,121
Accrued employee compensation and benefits	643	634
Taxes other than income	332	349
Income tax payable	266	294
Current portion of operating lease liabilities	248	224
Other current liabilities	692	723
Total current liabilities	5,419	5,345
Long-term debt	7,783	7,928
Operating lease liabilities	869	791
Employee compensation and benefits	392	408
Other liabilities	790	806
Total liabilities	15,253	15,278
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,066 shares)	2,663	2,664
Paid-in capital in excess of par value	26	50
Accumulated other comprehensive loss	(227)	(230)
Retained earnings	12,018	10,572
Treasury stock, at cost (170 and 164 shares)	(5,330)	(5,108)
Company shareholders’ equity	9,150	7,948
Noncontrolling interest in consolidated subsidiaries	39	29
Total shareholders’ equity	9,189	7,977
Total liabilities and shareholders’ equity	$24,442	$23,255
See notes to condensed consolidated financial statements.

HAL Q3 2023 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
Millions of dollars	2023	2022
Cash flows from operating activities:
Net income	$1,995	$930
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	742	704
Impairments and other charges	—	366
Changes in assets and liabilities:
Receivables	(522)	(1,153)
Inventories	(413)	(561)
Accounts payable	137	807
Other operating activities	109	(14)
Total cash flows provided by operating activities	2,048	1,079
Cash flows from investing activities:
Capital expenditures	(980)	(661)
Purchases of investment securities	(301)	(10)
Proceeds from sales of property, plant, and equipment	136	157
Sales of investment securities	112	—
Other investing activities	(91)	(64)
Total cash flows used in investing activities	(1,124)	(578)
Cash flows from financing activities:
Stock repurchase program	(546)	(46)
Dividends to shareholders	(433)	(327)
Payments on long-term borrowings	(150)	(1,242)
Other financing activities	2	160
Total cash flows used in financing activities	(1,127)	(1,455)
Effect of exchange rate changes on cash	(107)	(113)
Decrease in cash and equivalents	(310)	(1,067)
Cash and equivalents at beginning of period	2,346	3,044
Cash and equivalents at end of period	$2,036	$1,977
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$355	$384
Income taxes	$528	$276
See notes to condensed consolidated financial statements.

HAL Q3 2023 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2023 and the results of our operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and nine months ended September 30, 2023 may not be indicative of results for the full year.

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

HAL Q3 2023 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2023	2022	2023	2022
Revenue:
Completion and Production	$3,487	$3,136	$10,372	$8,400
Drilling and Evaluation	2,317	2,221	6,907	6,315
Total revenue	$5,804	$5,357	$17,279	$14,715
Operating income:
Completion and Production	$746	$583	$2,119	$1,378
Drilling and Evaluation	378	325	1,123	905
Total operations	1,124	908	3,242	2,283
Corporate and other (a)	(64)	(62)	(181)	(186)
SAP S4 upgrade expense	(23)	—	(36)	—
Impairments and other charges (b)	—	—	—	(366)
Total operating income	$1,037	$846	$3,025	$1,731
Interest expense, net of interest income	(93)	(93)	(264)	(301)
Loss on Blue Chip Swap transactions (c)	—	—	(104)	—
Loss on early extinguishment of debt	—	—	—	(42)
Other, net	(28)	(48)	(129)	(120)
Income before income taxes	$916	$705	$2,528	$1,268

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the nine months ended September 30, 2022, the amount includes a $136 million charge attributable to Completions and Production, a $195 million charge attributable to Drilling and Evaluation, and a $35 million charge attributable to Corporate and other.

(c)
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our execution of certain trades, known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate, resulted in a $104 million pre-tax loss during the nine months ended September 30, 2023.

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 45% of our consolidated revenue was from the United States for both the nine months ended September 30, 2023 and 2022. No other country accounted for more than 10% of our revenue.

HAL Q3 2023 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Three Months Ended September 30		Nine Months Ended September 30
Millions of dollars	2023	2022	2023	2022
Revenue by segment:
Completion and Production	$3,487	$3,136	$10,372	$8,400
Drilling and Evaluation	2,317	2,221	6,907	6,315
Total revenue	$5,804	$5,357	$17,279	$14,715
Revenue by geographic region:
North America	$2,608	$2,635	$8,069	$6,986
Latin America	1,048	841	2,957	2,252
Europe/Africa/CIS	734	639	2,094	2,034
Middle East/Asia	1,414	1,242	4,159	3,443
Total revenue	$5,804	$5,357	$17,279	$14,715

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

Receivables
As of September 30, 2023, 34% of our net trade receivables were from customers in the United States and 12% were from customers in Mexico. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 10% and 9% of our total receivables as of September 30, 2023 and December 31, 2022, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. No other country or single customer accounted for more than 10% of our net trade receivables at those dates.

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

HAL Q3 2023 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2023	December 31, 2022
Finished products and parts	$2,100	$1,859
Raw materials and supplies	1,099	953
Work in process	137	111
Total inventories	$3,336	$2,923

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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $320 million as of September 30, 2023, and $273 million as of December 31, 2022, and are included in accounts payable on the condensed consolidated balance sheets.

Note 6. Income Taxes

During the three months ended September 30, 2023, we recorded a total income tax provision of $192 million on a pre-tax income of $916 million, resulting in an effective tax rate of 21.0% for the quarter. During the three months ended September 30, 2022, we recorded a total income tax provision of $156 million on a pre-tax income of $705 million, resulting in an effective tax rate of 22.2% for the quarter.

During the nine months ended September 30, 2023, we recorded a total income tax provision of $533 million on a pre-tax income of $2.5 billion, resulting in an effective tax rate of 21.1% for the period. During the nine months ended September 30, 2022, we recorded a total income tax provision of $338 million on a pre-tax income of $1.3 billion, resulting in an effective tax rate of 26.6% for the period. The effective tax rate for the nine months ended September 30, 2023 was lower than the nine months ended September 30, 2022 primarily due to the impact on our effective tax rate for the first nine months of 2022 of the decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

Internal Revenue Service Notice of Proposed Adjustment
Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2010. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2021 are currently under review or remain open for review by the U.S. Internal Revenue Service. As of September 30, 2023, the primary unresolved issue for the IRS audit relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which the Company has received a Notice of Proposed Adjustment from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for this issue within the next 12 months.
HAL Q3 2023 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2023 and September 30, 2022, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	651	—	4	655
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(50)	113	(3)	—	—	60
Other	—	—	—	—	—	(3)	(3)
Balance at March 31, 2023	$2,664	$—	$(5,095)	$11,075	$(229)	$30	$8,445
Comprehensive income (loss):
Net income	—	—	—	610	—	6	616
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(144)	—	—	(144)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	—	144	(82)	—	—	61
Other	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$2,663	$—	$(5,201)	$11,459	$(228)	$34	$8,727
Comprehensive income (loss):
Net income	—	—	—	716	—	8	724
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.16 per share)	—	—	—	(144)	—	—	(144)
Stock repurchase program	—	—	(200)	—	—	—	(200)
Stock plans (a)	—	26	71	(13)	—	—	84
Other	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$2,663	$26	$(5,330)	$12,018	$(227)	$39	$9,189

(a)
In the first, second, and third quarters of 2023, we issued common stock from treasury shares for stock options exercised, restricted stock grants, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero as of the end of each period, which resulted in a reduction of retained earnings by $3 million, $82 million, and $13 million respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q3 2023 FORM 10-Q | 9

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

(a)
In the first, second, and third quarters of 2022, we issued common stock from treasury shares for stock options exercised, restricted stock grants and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero as of the end of each period, which resulted in a reduction of retained earnings by $85 million, $163 million, and $27 million respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We purchased 5.1 million shares of our common stock under the program during the three months ended September 30, 2023 for approximately $200 million. Approximately $4.3 billion remained authorized for repurchases as of September 30, 2023. From the inception of this program in February of 2006 through September 30, 2023, we repurchased approximately 247 million shares of our common stock for a total cost of approximately $9.8 billion.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2023	December 31, 2022
Cumulative translation adjustments	$(83)	$(84)
Defined benefit and other postretirement liability adjustments	(102)	(101)
Other	(42)	(45)
Total accumulated other comprehensive loss	$(227)	$(230)

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

HAL Q3 2023 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our condensed consolidated financial statements.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Millions of shares	2023	2022	2023	2022
Basic weighted average common shares outstanding	898	908	901	904
Dilutive effect of awards granted under our stock incentive plans	4	2	3	3
Diluted weighted average common shares outstanding	902	910	904	907

Antidilutive shares:
Options with exercise price greater than the average market price	11	15	13	15
Total antidilutive shares	11	15	13	15

Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt, including short-term borrowings and current maturities of long-term debt, is as follows:

	September 30, 2023				December 31, 2022
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,760	$386	$7,146	$7,783	$6,539	$917	$7,456	$7,928

In the first nine months of 2023, the fair value of our debt decreased as a result of $150 million in debt repurchases, as discussed in Note 11. Debt and higher debt yields, primarily driven by an increase in U.S. Treasury rates.

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

HAL Q3 2023 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Note 11. Debt

In August of 2023, we repurchased $150 million aggregate principal amount of various maturities of our outstanding debt, including: $15 million of our 3.8% senior notes due November 2025, $14 million of our 6.75% notes due February 2027, $21 million of our 6.7% senior notes due September 2038, $32 million of our 7.45% senior notes due September 2039, $60 million of our 5.0% senior notes due November 2045, and $8 million of our 7.6% senior debentures due August 2096. We used cash on hand to fund these repurchases, which included the principal amount, a net premium and accrued interest. The remaining principal balance ($4.5 billion in the aggregate) of each of these debt instruments remains outstanding.
HAL Q3 2023 FORM 10-Q | 12

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

The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With approximately 48,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

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

HAL Q3 2023 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the quarter ended September 30, 2023.
Market conditions
Commodity price volatility continued during the third quarter of 2023 driven by inflationary pressures, changes to OPEC+ production levels, supply chain shortages, demand uncertainty, recessionary fears, and geopolitical conflicts. On June 4, 2023, Saudi Arabia announced it would reduce July production by 1 million barrels per day and subsequently announced the reduction would extend through the end of 2023.

During the third quarter of 2023, the West Texas Intermediate (WTI) crude oil price averaged approximately $82 per barrel and the Brent crude oil price averaged approximately $87 per barrel. Both of these prices were more than 10% above the average price per barrel during the second quarter of 2023 but remained well below the average price per barrel of $93 and $101 respectively, as compared to the third quarter of 2022. The average Henry Hub natural gas price during the third quarter of 2023 was $2.59 per million BTU, which is also an increase from the average price during the second quarter of 2023, but well below the average price of $7.99 during the third quarter of 2022. While U.S. land rig counts generally increased throughout 2022, they have generally decreased throughout 2023. Pricing and U.S. land rig counts continued to contribute to softness in the market for energy services generally in North America and particularly in gas basins during the third quarter of 2023. The United States Energy Information Administration (EIA)'s October 2023 forecast has Brent crude oil spot price averaging $93 per barrel for the fourth quarter of 2023, a $13 per barrel increase over the price they forecast last quarter.

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

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of 2022 and 2023.

HAL Q3 2023 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview
During the third quarter of 2023, we generated total company revenue of $5.8 billion, an 8% increase as compared to the third quarter of 2022. We recorded operating income of $1.0 billion during the third quarter of 2023 compared to operating income of $846 million during the third quarter of 2022. Our Completion and Production segment revenue increased 11% in the third quarter of 2023 as compared to the third quarter of 2022, primarily due to improved stimulation activity internationally, higher completion tool sales globally, and increased cementing activity in the Eastern Hemisphere. Our Drilling and Evaluation segment revenue increased 4% in the third quarter of 2023 as compared to the third quarter of 2022, driven primarily by improvements in fluids and wireline activity globally and higher drilling services internationally.

In North America, revenue remained flat in the third quarter of 2023, as compared to the third quarter of 2022, driven by a decline in pressure pumping services in North America land partially offset by increased activity across multiple product service lines in the U.S. Gulf of Mexico, and higher wireline activity in North America land. The North America average rig count decreased 13% in the third quarter of 2023 as compared to the third quarter of 2022.

Internationally, revenue increased 17% in the third quarter of 2023, as compared to the third quarter of 2022, largely driven by improved stimulation activity, higher completion tool sales and increased fluids activity across all regions. Also improving were testing services and wireline activity across the regions and cementing activity in the Eastern Hemisphere. These improvements were partially offset by lower project management activity across all regions. The international average rig count increased 11% in the third quarter of 2023 as compared to the third quarter of 2022.

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

Halliburton Labs, our clean energy accelerator, continues to provide us insight into developing value chains in the energy mix transition and opportunities to assist early stage companies to enable them to achieve scaling milestones. Halliburton Labs had 25 participants and alumni as of the end of the third quarter of 2023.

Our operating performance and liquidity are described in more detail in "Liquidity and Capital Resources" and “Business Environment and Results of Operations.”
HAL Q3 2023 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had $2.0 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first nine months of 2023
Sources of cash:
•Cash flows from operating activities were $2.0 billion. This included a negative impact from the primary components of our working capital (receivables, inventories, and accounts payable) of a net $798 million, primarily associated with increased receivables and inventory.

Uses of cash:
•Capital expenditures were $980 million.
•We paid $546 million for the repurchase of 16.1 million shares of our common stock.
•We paid $433 million of dividends to our shareholders.
•In August of 2023, we repurchased $150 million aggregate principal amount of various series of our outstanding debt.

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

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 5.1 million shares of common stock during the third quarter of 2023 under this program. Approximately $4.3 billion remained authorized for repurchases as of September 30, 2023 and may be used for open market and other share purchases.

During the second quarter of 2023, we began our migration to SAP S4 and expect to complete by the end of 2025. The total project investment is estimated to cost approximately $250 million and we have spent $36 million to date. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.

Other factors affecting liquidity
Financial position in current market. As of September 30, 2023, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $475 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, and contingent liabilities.

HAL Q3 2023 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.4 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of September 30, 2023, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a stable outlook. In July our long-term debt rating with Moody’s Investors Service (Moody's) was upgraded to A3 from Baa1 and the short-term debt rating remained P-2, with a stable outlook.

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

Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of September 30, 2023. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.

HAL Q3 2023 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. Based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States for both the nine months ended September 30, 2023 and 2022. No other country accounted for more than 10% of our revenue.

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

The table below shows the average prices for WTI crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended September 30		Year Ended December 31
	2023	2022	2022
Oil price - WTI (1)	$82.30	$93.18	$96.04
Oil price - Brent (1)	86.66	100.71	100.78
Natural gas price - Henry Hub (2)	2.59	7.99	6.45

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2023	2022	2023	2022	2022
U.S. Land	630	744	691	690	708
U.S. Offshore	19	17	18	16	15
Canada	188	199	175	171	175
North America	837	960	884	877	898
International	951	857	942	832	851
Worldwide total	1,788	1,817	1,826	1,709	1,749

HAL Q3 2023 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
According to the EIA October 2023 "Short Term Energy Outlook", the Brent spot price is expected to average $93 per barrel for the fourth quarter of 2023, a 5% increase when compared to the Q4 2022 price of $88 per barrel. According to EIA, the WTI prices are expected to average $88 per barrel in the fourth quarter of 2023, a 6% increase when compared to the Q4 2022 price of $83 per barrel. The EIA's full year 2024 average projection for Brent and WTI oil prices is $88 per barrel and $83 per barrel, respectively, resulting in a 4% increase in each price, when compared to the full year 2023.

The EIA October 2023 “Short Term Energy Outlook” projects Henry Hub natural gas prices to average $2.95 per MMBtu during the fourth quarter of 2023, a 47% decrease when compared to the Q4 2022 price of $5.55 per MMBtu. The EIA's full year 2024 average projection for Henry Hub natural gas prices is $3.24 per MMBtu resulting in a 26% increase when compared to the full year 2023 price of $2.58 per MMBtu.

Per OPEC's 2023 World Oil Outlook 2045 report, oil demand for 2024 is projected to grow by 2.2 million barrels per day. The EIA expected crude oil production for 2024 is 13.16 million barrels per day, a 3% increase when compared to 2023.

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

We expect that upstream investment around development activity will remain strong in 2024 and for the foreseeable future, and that demand for our products and services will grow accordingly. We expect lower North America Land activity for the fourth quarter of 2023 due to seasonality and the holidays and we expect that our international results will deliver high teens year-on-year growth.

HAL Q3 2023 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

	Three Months Ended September 30		Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,487	$3,136	$351	11%
Drilling and Evaluation	2,317	2,221	96	4
Total revenue	$5,804	$5,357	$447	8%
By geographic region:
North America	$2,608	$2,635	$(27)	(1)%
Latin America	1,048	841	207	25
Europe/Africa/CIS	734	639	95	15
Middle East/Asia	1,414	1,242	172	14
Total revenue	$5,804	$5,357	$447	8%

Operating income:
By operating segment:
Completion and Production	$746	$583	$163	28%
Drilling and Evaluation	378	325	53	16
Total operations	1,124	908	216	24
Corporate and other	(64)	(62)	(2)	(3)%
SAP S4 upgrade expense	(23)	—	(23)	n/m
Total operating income	$1,037	$846	$191	23%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the third quarter of 2023 was $3.5 billion, an increase of $351 million, or 11%, when compared to the third quarter of 2022. Operating income in the third quarter of 2023 was $746 million, an increase of $163 million, or 28%, when compared to the third quarter of 2022. These results were driven by increased stimulation activity internationally, higher completion tool sales globally, and improved cementing activity in the Eastern Hemisphere. Improved pricing and higher efficiencies were offset by lower stimulation activity in North America land.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2023 was $2.3 billion, an increase of $96 million, or 4%, when compared to the third quarter of 2022. Operating income in the third quarter of 2023 was $378 million, an increase of $53 million, or 16%, when compared to the third quarter of 2022. These results were driven by improvements in fluids and wireline activity globally and higher drilling services internationally. These improvements were partially offset by lower project management activity in Saudi Arabia.

Geographic Regions

North America
North America revenue in the third quarter of 2023 was $2.6 billion, or relatively flat compared to the third quarter of 2022. Improvements across multiple product service lines in the U.S. Gulf of Mexico, and higher wireline activity in North America land, were offset by lower pressure pumping services and drilling-related activity in North America land.

HAL Q3 2023 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
Latin America
Latin America revenue in the third quarter of 2023 was $1.0 billion, a 25% increase compared to the third quarter of 2022, due to increased completion tool sales and higher well construction activity in Brazil, higher pressure pumping services and increased fluids activity in Argentina, and improved activity across multiple product service lines in Mexico and Colombia. Partially offsetting these improvements were lower well construction services and decreased project management in Suriname.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2023 was $734 million, a 15% increase compared to the third quarter of 2022. This increase was primarily driven by improved activity across multiple product service lines in Africa, higher well construction activity in Norway, and with increased completion tool sales, higher software sales, and improved cementing activity in Europe and Nigeria. These increases were partially offset by lower fluids and testing activity in Europe and decreased wireline and well intervention services in Norway.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2023 was $1.4 billion, a 14% increase compared to the third quarter of 2022, resulting from increased wireline activity, higher completion tool sales, and improved testing and drilling-related services in Saudi Arabia, along with increased well construction services in the United Arab Emirates, and higher cementing and fluids activity in Indonesia. Partially offsetting these improvements was lower project management activity in Saudi Arabia.

Other Operating Items

SAP S4 Upgrade Expense. As previously mentioned, in the second quarter of 2023 we began our migration to SAP S4, which we expect to complete by the end of 2025. During the third quarter of 2023, we recognized $23 million of expense on our SAP S4 migration.

Nonoperating Items

Effective tax rate. During the three months ended September 30, 2023, we recorded a total income tax provision of $192 million on a pre-tax income of $916 million, resulting in an effective tax rate of 21.0% for the quarter. During the three months ended September 30, 2022, we recorded a total income tax provision of $156 million on a pre-tax income of $705 million, resulting in an effective tax rate of 22.2% for the quarter.

Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2010. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through 2021, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the Internal Revenue Service (the IRS).

On September 28, 2023, we received a Notice of Proposed Adjustment (NOPA) from the IRS covering our 2016 US tax return. The NOPA proposed an adjustment to reclassify approximately 95% of the $3.5 billion termination fee paid to Baker Hughes in 2016 from an ordinary expense deduction to a capital loss. The termination fee was paid to Baker Hughes under the merger agreement after antitrust regulators in multiple jurisdictions failed to approve our proposed merger. It is common commercial practice to include a termination fee in a merger agreement to compensate the target for damages incurred when the acquisition does not go forward. The IRS’s long-understood position at the time of the payment had been to treat such payments as an ordinary and necessary business expense. We strongly disagree with the proposed adjustment on both a factual and legal basis, and we plan to vigorously contest it.

We expect that resolving this dispute will take substantial time. Before year-end 2023, we plan to initiate the IRS administrative appeals process, which may take more than 12 months to complete. Failing a resolution through that process, the matter would ultimately be resolved by the United States federal courts.

HAL Q3 2023 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (QTD)
We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We cannot assure you that the matter will be determined in our favor or against us, and if the matter is ultimately determined unfavorably to us, it could have a material adverse impact on our results of operations and cash flows. Based on tax attributes currently available, we estimate that, should the IRS's position prevail through its appellate process and subsequent litigation, the proposed adjustment could result in cash taxes due of approximately $650 million (plus interest thereon in the case of amounts due for previous tax years). Our estimates are calculated under current tax law and on the bases of our assumptions regarding taxable income and loss and other tax attributes over the relevant period, which law could change and which assumptions could and likely will differ materially from actual results. In any event, no payment of any additional tax is currently required, nor do we anticipate that the proposed adjustment would materially and adversely impact our ability to meet our expected uses of cash, including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.

HAL Q3 2023 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (YTD)
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended September 30		Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$10,372	$8,400	$1,972	23%
Drilling and Evaluation	6,907	6,315	592	9
Total revenue	$17,279	$14,715	$2,564	17%
By geographic region:
North America	$8,069	$6,986	$1,083	16%
Latin America	2,957	2,252	705	31
Europe/Africa/CIS	2,094	2,034	60	3
Middle East/Asia	4,159	3,443	716	21
Total revenue	$17,279	$14,715	$2,564	17%

Operating income:
By operating segment:
Completion and Production	$2,119	$1,378	$741	54%
Drilling and Evaluation	1,123	905	218	24
Total operations	$3,242	$2,283	$959	42
Corporate and other	(181)	(186)	5	3%
SAP S4 upgrade expense	(36)	—	(36)	n/m
Impairments and other charges	—	(366)	366	n/m
Total operating income	$3,025	$1,731	$1,294	75%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first nine months of 2023 was $10.4 billion, an increase of $2.0 billion, or 23%, compared to the first nine months of 2022. Operating income for the segment in the first nine months of 2023 was $2.1 billion, an increase of $741 million, or 54%, compared to the first nine months of 2022. These results were largely driven by higher utilization and pricing for pressure pumping services in North America land and higher completion tool sales globally. Also improving was artificial lift activity globally.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2023 was $6.9 billion, an increase of $592 million, or 9%, compared to the first nine months of 2022. Operating income for the segment in the first nine months of 2023 was $1.1 billion, an increase of $218 million, or 24%, compared to the first nine months of 2022. These results were driven by increased drilling-related services and higher wireline activity globally, and improved project management activity in Mexico. These improvements were partially offset by lower project management activity in Saudi Arabia.

Both segment results were impacted in the first nine months of 2023 when compared to the first nine months of 2022, as a result of the sale of our Russian operations during the third quarter of 2022.

HAL Q3 2023 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2023 Compared to 2022 (YTD)
Geographic Regions

North America
North America revenue in the first nine months of 2023 was $8.1 billion, a 16% increase compared to the first nine months of 2022, largely driven by higher activity and pricing primarily associated with pressure pumping and wireline activity in North America land and the U.S. Gulf of Mexico and increased fluids activity across the region. Improved artificial lift activity in North America land along with higher completion tool sales in the U.S. Gulf of Mexico also contributed to this increase.

Latin America
Latin America revenue in the first nine months of 2023 was $3.0 billion, a 31% increase compared to the first nine months of 2022, resulting primarily from improvements across multiple product service lines in Mexico, Brazil, and Argentina. Partially offsetting these improvements was lower project management activity in Colombia, Ecuador, and Suriname.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2023 was $2.1 billion, a 3% increase compared to the first nine months of 2022 resulting primarily from increased activity across all product service lines in Africa, higher drilling-related services in Norway and Nigeria, and improved cementing activity and completion tool sales in the Caspian Area. Partially offsetting these increases was the sale of our Russian operations during the third quarter of 2022, as well as lower testing services, reduced wireline and cementing activity, and lower completion tool sales in Norway and reduced drilling-related services in the Caspian area.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2023 was $4.2 billion, a 21% increase compared to the first nine months of 2022, resulting primarily from increased activity across multiple product service lines in Saudi Arabia, United Arab Emirates, Qatar, and Indonesia, higher drilling services in Thailand, and improved project management activity in Kuwait and Iraq. Partially offsetting these improvements was lower project management activity in Saudi Arabia.

Other Operating Items

SAP S4 Upgrade Expense. As previously mentioned, in the second quarter of 2023 we began our migration to SAP S4, which we expect to complete by the end of 2025. During the nine months ended September 30, 2023, we recognized expense of $36 million on our SAP S4 migration.

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

Effective tax rate. During the nine months ended September 30, 2023, we recorded a total income tax provision of $533 million on a pre-tax income of $2.5 billion, resulting in an effective tax rate of 21.1%. During the nine months ended September 30, 2022, we recorded a total income tax provision of $338 million on pre-tax income of $1.3 billion, resulting in an effective tax rate of 26.6%. The effective tax rate for the nine months ended September 30, 2023 was lower than the nine months ended September 30, 2022 primarily due to the impact on our effective tax rate for the first nine months of 2022 of our decision to sell our Russian operations and a corresponding increase in the valuation allowance on foreign tax credits.

HAL Q3 2023 FORM 10-Q | 24

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q3 2023 FORM 10-Q | 25

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2023, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
HAL Q3 2023 FORM 10-Q | 26

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	1,780,283	$36.63	1,347,451	$4,450,406,766
August 1 - 31	2,225,700	$39.31	2,191,278	$4,364,189,585
September 1 - 30	1,555,774	$41.43	1,548,262	$4,300,012,368
Total	5,561,757	$39.04	5,086,991

(a)
Of the 5,561,757 shares purchased during the three-month period ended September 30, 2023, 474,766 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $4.3 billion remained authorized for repurchases as of September 30, 2023. From the inception of this program in February of 2006 through September 30, 2023, we repurchased approximately 247 million shares of our common stock for a total cost of approximately $9.8 billion.

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

HAL Q3 2023 FORM 10-Q | 27

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

HAL Q3 2023 FORM 10-Q | 28

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 25, 2023

HAL Q3 2023 FORM 10-Q | 29