Form 10-K
period 2023-12-31
HALLIBURTON CO
filed 2024-02-06
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2023, determined using the per share closing price on the New York Stock Exchange Composite tape of $32.99 on that date, was approximately $22.5 billion.
As of January 30, 2024, there were 890,101,601 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2023

i

Table of Contents	Item 1 | Business
PART I
Item 1. Business.
Description of business and strategy
Halliburton Company is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Halliburton has fostered a culture of unparalleled service to the world's major, national, and independent oil and natural gas producers. With approximately 48,000 employees, representing over 130 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.

2023 Highlights
- Financial: Our total revenue increased 13% in 2023 as compared to 2022. Our International revenue increased 17% and our North America revenue increased 9% in 2023 compared to 2022, with improved margins driven by increased activity and pricing gains. Overall, our Completion and Production and Drilling and Evaluation operating segments finished the year with 21% and 17% operating margins, respectively. We generated strong cash flows from operations and repurchased $300 million of debt.
- Digital: Our accelerated deployment and integration of digital and automation technologies created technical differentiation in the market and contributed to our higher margins and increased internal efficiencies.
- Capital efficiency: We advanced technologies and made strategic choices that kept our capital expenditures to 6% of revenue, which is in the range of our 5-6% of revenue target.
- Shareholder returns: We returned $1.4 billion of capital to shareholders through buybacks and dividends, which is consistent with our capital returns framework.
- Sustainability and energy mix transition:
•Named to the Dow Jones Sustainability North America Index (DJSI), the third consecutive year. DJSI assesses the sustainability performance of companies using a transparent, rules-based process based on the annual S&P Global Corporate Sustainability Assessment;
•Added eleven new participating companies to Halliburton Labs, our clean energy accelerator; and
•Provided services in carbon capture and storage.

2024 Focus
- International: Allocate our capital to the highest return opportunities and increase our international growth in both onshore and offshore markets.
- North America: Maximize value by, among other things, utilizing our premium low-emissions Zeus electric fracturing systems, as well as automated and intelligent fracturing technologies, to drive higher margins through better pricing and increased efficiency.
- Digital: Continue to drive differentiation and efficiencies through the deployment and integration of digital and automation technologies, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures at approximately 6% of revenue while focusing on technological advancements and process changes that reduce our manufacturing and maintenance costs and improve how we move equipment and respond to market opportunities.
- Shareholder returns: Return over 50% of annual free cash flow to shareholders through dividends and share repurchases.
- Sustainability and energy mix transition: Continue to:
•Leverage the participants in Halliburton Labs to gain insight into developing value chains in the energy mix transition;
•Develop and deploy solutions to help lower the carbon intensity of our customers' businesses;
•Develop technologies and solutions to lower our emissions; and
•Continue to participate in carbon capture, utilization, and storage, hydrogen, and geothermal projects globally.

For further discussion on our business strategies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations-Business Outlook.”

HAL 2023 FORM 10-K | 1

Table of Contents	Item 1 | Business
Operating segments
We operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment.

Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, and completion products and services. The segment consists of the following product service lines:

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
-    Multi-Chem: provides customized specialty chemicals and services for completion, production, midstream, and downstream to optimize flow assurance and integrity.
-    Pipeline & Process Services: provides a complete range of pre-commissioning, commissioning, maintenance, and decommissioning services to the onshore and offshore pipeline and process plant construction commissioning and maintenance industries.
-    Production Enhancement: includes stimulation services and sand control services. Stimulation services optimize reservoir production through a variety of pressure pumping services and chemical processes, commonly known as hydraulic fracturing and acidizing. Sand control services include fluids and chemicals for the prevention of sand production of unconsolidated reservoirs.
-    Production Solutions: provides customized well intervention solutions to increase well performance, which includes coiled tubing, hydraulic workover units, downhole tools, pumping services, and nitrogen services.

Drilling and Evaluation provides field and reservoir modeling, drilling, fluids, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill, and optimize their well construction activities. The segment consists of the following product service lines:

-    Baroid: provides drilling fluid systems, performance additives, completion fluids, solids control, specialized testing equipment, and waste management services for drilling wells, completion, and workover operations.
-    Drill Bits and Services: provides roller cone bits, fixed cutter bits, hole enlargement and related downhole tools and services used in drilling wells. In addition, coring equipment and services are provided to extract formation cores for rock properties evaluation.
-    Halliburton Project Management: provides integrated solutions by leveraging the full line of our well construction, well completion, and well intervention services to solve customer challenges throughout the entire well lifecycle, including project management and integrated asset management.
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
-    Testing and Subsea: provides acquisition and analysis of dynamic reservoir information and reservoir optimization solutions through a broad portfolio of well testing tools, data acquisition services, fluid sampling, surface well testing, subsea safety systems, and underbalanced applications.
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

HAL 2023 FORM 10-K | 2

Table of Contents	Item 1 | Business
The following charts depict our revenue split between our two operating segments for the years ended December 31, 2023 and 2022.

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

We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2023, 2022, and 2021, based on the location of services provided and products sold, 44%, 45%, and 40%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict our revenue split between our four primary geographic regions for the years ended December 31, 2023 and 2022.

HAL 2023 FORM 10-K | 3

Table of Contents	Item 1 | Business
Our operations in some countries and regions may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that an interruption of operations in any one country, other than the United States, would be materially adverse to our business, consolidated results of operations, or consolidated financial condition.

Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and in Note 16 to the consolidated financial statements.

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

Our workforce
Our workforce is our top asset in enabling us to accomplish innovative, high-quality work for our customers and to address the world’s energy challenges. To attract and retain talent, we promote a safe and inclusive work environment along with competitive benefits. As of December 31, 2023, we employed approximately 48,000 people worldwide representing over 130 nationalities and operated in more than 70 countries, with approximately 18% of our employees subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we do not believe any risk of loss from employee strikes or other collective actions are material to the conduct of our operations taken as a whole.

With our large employee base and global breadth, our workforce is diverse. Halliburton invests in local workforce development with the aim of a positive impact on communities where we work. In 2023, 91% of our workforce and 85% of management, who were full-time employees, and not classified as expatriates or commuters, were local to the countries where they work.

Recruiting and Turnover
Given the size and geographic scope of our workforce, we have a robust global recruiting organization, which includes personnel focused on recruiting and retention, online job postings, and recruiting programs at academic institutions for internships and entry-level roles.

HAL 2023 FORM 10-K | 4

Table of Contents	Item 1 | Business
In 2023, we hired about 8,700 new employees and were able to rehire more than 2,000 former employees despite a tight labor market. We have found that hiring former employees allows us to add needed personnel who are able to apply their prior experience at the Company to quickly re-acclimate and add value to their teams.

Leadership
The ongoing identification and development of leadership talent ensures business continuity and strengthens our competitive advantage, both of which are critical for our short-term and long-term success. In 2023, we saw a 14% increase in female candidates on leadership succession charts compared to 2022. One of our most significant investments in developing future leaders is our executive education programs. In 2023, approximately 24% of the participants in these programs were female and 53 different nationalities were represented.

As part of our commitment to employee engagement, we solicit feedback from employees on their workplace challenges, and empower them to share their perspectives and ideas to improve the overall employee experience, including performance, development, and work-life balance. Notably, according to a survey we conducted in 2023, 96% of responding employees feel the work they do everyday matters. This is especially meaningful since 84% of our employees responded to the survey.

Benefits and well-being
We provide our employees around the world with benefits that address the diverse needs of our workforce and their families. We evaluate our benefits package to identify opportunities for improvement and to remain competitive. In 2023, we enhanced healthcare benefits and expenditure planning for United States employees with refreshed medical plans, enhancements to our surrogacy offerings, legal plans, pharmacy advocacy programs, and a global business travel accident program. In 2023, we continued to expand our Employee Assistance Program (EAP) and now all Halliburton employees and their families around the globe have access to EAP and mental health support services in their local markets.

Safety
Safety is a Halliburton core value. Our long-term safety programs and processes are tried, tested, and well-established, including our Journey to ZERO initiative, to maintain our strong performance and improve proactive identification and management of safety risks. In 2023, we focused on risk management and leadership visits. As a result of our focus on safety, for the years ended December 31, 2023 and December 31, 2022, our total recordable incident rates were 0.25 and 0.29 (incidents per 200,000 hours worked), non-productive times were 0.24% and 0.27% (percentage of total operating hours), lost-time incident rates were 0.07 and 0.08 (incidents per 200,000 hours worked), and preventable recordable vehicle incident rates were 0.10 for both (incidents per million miles traveled), respectively.

Government regulation
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For further information related to environmental matters and regulation, see Note 11 to the consolidated financial statements and “Item 1(a). Risk Factors.”

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

At the direction of our customer, we design and generally implement a hydraulic fracturing operation to stimulate the well’s production after the well has been drilled, cased, and cemented. Our customer is generally responsible for providing the base fluid (usually water) used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing or recycling for further use any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.

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
HAL 2023 FORM 10-K | 5

Table of Contents	Item 1 | Business

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

Although possible concerns have been raised about hydraulic fracturing, the circumstances described above have helped to mitigate those concerns. To date, we have not been obligated to compensate any indemnified party for any environmental liability arising directly from hydraulic fracturing, although there can be no assurance that such obligations or liabilities will not arise in the future. For further information on risks related to hydraulic fracturing, see “Item 1(a). Risk Factors.”

Working capital
We fund our business operations through a combination of available cash and equivalents, short-term investments, and cash flow generated from operations. In addition, our revolving credit facility is available for additional working capital needs.

Web site access - www.halliburton.com
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.halliburton.com soon thereafter. The SEC website www.sec.gov contains our reports, proxy and information statements and our other SEC filings. Our Code of Business Conduct, which applies to all our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, can be found at www.halliburton.com. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2023, 2022, or 2021. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

HAL 2023 FORM 10-K | 6

Table of Contents	Item 1 | Business
Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 6, 2024, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office

Van H. Beckwith (Age 58)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since December 2020
Senior Vice President and General Counsel, January 2020 to December 2020
Partner, Baker Botts L.L.P., January 1999 to December 2019

Eric J. Carre (Age 57)	Executive Vice President and Chief Financial Officer of Halliburton Company, since May 2022
Executive Vice President, Global Business Lines of Halliburton Company, May 2016 to April 2022

Charles E. Geer, Jr. (Age 53)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019
Vice President and Corporate Controller of Halliburton Company, January 2015 to December 2019

Myrtle L. Jones (Age 64)	Senior Vice President, Tax of Halliburton Company, since March 2013

Timothy M. McKeon (Age 51)	Senior Vice President and Treasurer of Halliburton Company, since January 2022
Vice President and Treasurer of Halliburton Company, January 2014 to December 2021

Jeffrey A. Miller (Age 60)	Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since January 2019

Lawrence J. Pope (Age 55)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Mark J. Richard (Age 62)	President, Western Hemisphere of Halliburton Company, since February 2019
Senior Vice President, Northern U.S. Region of Halliburton Company, August 2018 to January 2019

Jill D. Sharp (Age 53)	Senior Vice President, Internal Assurance Services of Halliburton Company, since January 2022
Vice President, Internal Assurance Services of Halliburton Company, September 2021 to December 2021
Vice President, Finance - Western Hemisphere of Halliburton Company, October 2016 to August 2021

Shannon Slocum (Age 51)	President, Eastern Hemisphere of Halliburton Company, since March 2023
Senior Vice President, Global Business Development and Marketing of Halliburton Company, January 2020 to February 2023
Senior Vice President, Eurasia, Europe, and Sub-Saharan Africa Region of Halliburton Company, January 2018 to December 2019

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

HAL 2023 FORM 10-K | 7

Table of Contents	Item 1 | Business
Directors of the Registrant

Name	Title and company

Abdulaziz F. Al Khayyal	Former Director and Senior Vice President of Industrial Relations of Saudi Aramco

William E. Albrecht	President of Moncrief Energy, LLC

M. Katherine Banks	Former President of Texas A&M University

Alan M. Bennett	Former President and Chief Executive Officer of H&R Block, Inc.

Milton Carroll	Former Executive Chairman of the Board of CenterPoint Energy, Inc.

Earl M. Cummings	Managing Partner of MCM Houston Properties, LLC

Murry S. Gerber	Former Executive Chairman of the Board of EQT Corporation

Robert A. Malone	Executive Chairman, President and Chief Executive Officer of First Sonora Bancshares, Inc. and the First National Bank of Sonora

Jefferey A. Miller	Chairman of the Board, President and Chief Executive Officer of Halliburton Company

Bhavesh V. Patel	President of Standard Industries

Maurice S. Smith	President, Chief Executive Officer, and Vice Chair, Health Care Service Corporation

Janet L. Weiss	Former President of BP Alaska

Tobi M. Edwards Young	Senior Vice President, Legal, Regulatory, and Corporate Affairs of Cognizant Technology Solutions

HAL 2023 FORM 10-K | 8

Table of Contents	Item 1(a) | Risk Factors
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
-    worldwide political and military actions, and economic conditions, including potential recessions; and
-    increased demand for alternative energy and use of electric vehicles, increased emphasis on decarbonization (including government initiatives, such as tax credits and government subsidies to promote the use of renewable energy sources), and public sentiment around alternatives to oil and natural gas.

HAL 2023 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors
Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customers’ capital spending include:
-    oil and natural gas prices, which are impacted by the factors described in the preceding risk factor;
-    the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives;
-    changes in customers’ capital allocation, including an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;
-    restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations;
-    consolidation of our customers;
-    customer personnel changes; and
-    adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.

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

HAL 2023 FORM 10-K | 10

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
We sometimes provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily national oil companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate or limited information, that may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

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

Constraints in the supply of, prices for, and availability of transportation of raw materials and electric power could have a material adverse effect on our business and consolidated results of operations.
Our business depends on the supply and availability of raw and essential materials. Raw materials essential to our operations and manufacturing, such as sand, chemicals, metals, gels, and electronic components (circuit boards), are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. In addition, as we increase the roll-out of our Zeus electric fracturing systems, we might face challenges to source sufficient electric power or there might not be adequate infrastructure to support the operation of our systems.

These constraints on raw materials and electric power could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business could have a material adverse effect on our business and consolidated results of operations if we are unable pass these increases through to our customers.

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

HAL 2023 FORM 10-K | 11

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

Changes in, compliance with, or our failure to comply with laws in the countries in which we conduct business may negatively impact our ability to provide services in, make sales to, and transfer personnel or equipment among some of those countries and could have a material adverse effect on our business and consolidated results of operations.
In the countries in which we conduct business, we are subject to multiple and, at times, inconsistent regulatory regimes, including those that govern our use of radioactive materials, explosives, and chemicals in our operations. Various national and international regulatory regimes govern the shipment of these items. Many countries, but not all, impose special controls upon the export and import of radioactive materials, explosives, and chemicals. Our ability to do business is subject to maintaining required licenses and complying with these multiple regulatory requirements applicable to these special products. In addition, the various laws governing import and export of both products and technology apply to a wide range of services and products we offer. In turn, this can affect our employment practices of hiring people of different nationalities because these laws may prohibit or limit access to some products or technology by employees of various nationalities. Changes in, compliance with, or our failure to comply with these laws may negatively impact our ability to provide services in, make sales to, and transfer personnel or equipment among some of the countries in which we operate and could have a material adverse effect on our business and consolidated results of operations.

HAL 2023 FORM 10-K | 12

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
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the United States may seek to adopt federal regulations or enact federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted by many states in the U.S. that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Some states and some local jurisdictions have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

HAL 2023 FORM 10-K | 13

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
-    the production, storage, transportation and use of chemicals;
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

For example, The President of the United States has issued Executive Orders and other directives seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. Also, in January 2024, the President of the United States paused approvals for pending and future applications to export liquified natural gas from new projects. During this pause, the Department of Energy will conduct a review of the economic and environmental impacts of projects seeking approval to export LNG to Europe and Asia. Changes and uncertainties resulting from proposed regulations and its actions with respect to leasing and other actions could have a negative effect on exploration and production of oil and natural gas and, consequently, negatively impact the demand for our products and services.

HAL 2023 FORM 10-K | 14

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
We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. Our tax returns are subject to examination by the U.S. Internal Revenue Service (IRS) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.

Our U.S. federal income tax filings for tax years 2016 through 2022 are currently under review or remain open for review by the IRS. As of December 31, 2023, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. In December 2023, we initiated the IRS administrative appeals process and we do not expect a final resolution of the NOPA in the next 12 months. There can be no assurance as to the outcome of the NOPA or other tax examinations and audits.

Adverse outcomes resulting from examinations of our tax returns, including the NOPA, an increase in tax rates in a jurisdiction where we generate substantial income, particularly in the U.S., or changes in our ability to realize our deferred tax assets could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations are subject to political and economic instability and risk of government actions that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are exposed to risks inherent in doing business in each of the countries and regions in which we operate. Our operations are subject to various risks unique to each country and region that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. With respect to any particular country or region, these risks may include:
-    political and economic instability, including:
•civil unrest, acts of terrorism, war, and other armed conflict, such as the ongoing actions in Ukraine, Israel, and the broader Middle East;
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
•result in the deprivation of contract rights; and
•result in the inability to obtain or retain licenses required for operation.
HAL 2023 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
For example, due to the unsettled political conditions in many oil-producing countries and regions, our operations, revenue, and profits are subject to the adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These, and other risks described above, could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, cause disruption of shipping and supply chain operations, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: the Middle East, North Africa, Angola, Argentina, Azerbaijan, Brazil, Indonesia, Kazakhstan, Mexico, Mozambique, Nigeria, Papua New Guinea, and Ukraine. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

General Risk Factors

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our customers and suppliers, are subject to the risk of cybersecurity incidents and, given the nature of such incidents, some can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cybersecurity threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cybersecurity incidents and attempted breaches in the past, including attacks resulting from phishing emails and malware infections. We responded to and mitigated the impact of these attacks. Even if we successfully defend our own digital technologies and services, we also rely on our customers and suppliers, with whom we may share data and services, to protect their digital technologies and services from cybersecurity incidents. No unauthorized access to material financial, technical, or customer data occurred as a result of cybersecurity attacks against us and none of the attacks mentioned above had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

If our systems, or our customers’ or suppliers’ systems, for protecting against cybersecurity incidents prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity incidents. These risks could harm our reputation and our relationships with our customers, employees, suppliers and other third parties, and may result in claims against us. In addition, laws and regulations governing cybersecurity incidents, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

HAL 2023 FORM 10-K | 16

Table of Contents	Item 1(a) | Risk Factors
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

As an example, we conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries. During 2023, we experienced these conditions in Argentina and though we have been able to develop processes to repatriate cash when we believe it is appropriate to do so, we have incurred losses from devaluation of the local currency and from repatriating cash. We expect restrictions on currency repatriation to continue in Argentina during 2024.

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
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also adversely affect our business, consolidated results of operations, and consolidated financial condition.
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
-    any disposition would not result in decreased earnings, revenue, or cash flow;
HAL 2023 FORM 10-K | 17

Table of Contents	Item 1(a) | Risk Factors
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
We conduct some operations through joint ventures in which unaffiliated third parties may control the operations of the joint venture or we may share control. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference, or failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any violation of law, nonperformance, or default by, or bankruptcy of our joint venture partners. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

HAL 2023 FORM 10-K | 18

Table of Contents	Item 1(b) | Unresolved Staff Comments
Item 1(b). Unresolved Staff Comments.
None.

Item 1(c). Cybersecurity.
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program and enterprise risk assessment process. This provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. We engage our internal IT audit group to audit our information security programs, and the results are reported to our executive management and the Audit Committee of our Board of Directors. We also engage third party firms to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework, NIST 800-53, NIST 800-82, and International Electrotechnical Commission 62443.

In managing material risks from cybersecurity threats, we require that a security and technical architecture review is conducted for all new software and applications, and for all changes to the underlying information technology (IT) infrastructure that manages, processes, stores, or transmits our data or data of our customers, vendors, suppliers, joint ventures, or employees. Any deviations from our IT security policies and standards are assessed by our IT Security Governance team. Any critical and high-risk levels that are identified are then documented and reported to relevant key stakeholders.

Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers. Our policy requires that each third-party service provider go through a mandatory IT Security Governance review and obtain formal approval by our IT Security Governance group before it can be used.

We have an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. This plan requires an Incident Manager to determine whether a cybersecurity incident has occurred and to communicate such findings to the Incident Response Team. In the event there is a cyber security incident, the Incident Manager and the Incident Response Team will assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity rating. The Incident Manager then provides the Chief Information Security Officer (CISO) with a summary and preliminary severity rating and the CISO subsequently notifies the Chief Information Officer (CIO) as appropriate. Cyber Incident Response Leadership, which is comprised of the CIO, CISO, and Incident Manager, assesses situational information and business impact to confirm the preliminary severity rating assessment. The CIO and CISO are responsible for communicating incidents to other members of management as appropriate. Were a cybersecurity incident to occur that was determined to be material by our management and Cyber Incident Response Leadership, they would notify our Board of Directors. Should any incidents occur that have a preliminary severity rating of high or critical, our Cyber Incident Response Leadership would confer with our Cybersecurity Disclosure Committee to determine whether to report the cybersecurity incident in our public filings.

Aside from more immediate reporting of material incidents to our Board of Directors as described above, our CISO provides our Board of Directors an update on cybersecurity during each of its quarterly meetings. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks. In addition, our Audit Committee receives a detailed update annually from the CIO and CISO, which includes in-depth updates on our cybersecurity program and strategy including cybersecurity risks.

The CIO leads all components of our IT functions. Our CIO has over 40 years of experience with Halliburton and has had numerous global assignments across all areas of IT delivery, operations, and management. Our CISO has served in that role since 2021. Since joining Halliburton in 2010, the CISO has held various leadership roles in IT, including architecture, infrastructure management and security, and enterprise platform management.

No unauthorized access to customer, vendor, supplier, joint venture, employee or our data occurred as a result of cybersecurity incidents against us that has had a material adverse effect on our business, operations, or consolidated financial condition. If our systems, or our customers' or suppliers' systems, for protecting against cybersecurity incidents prove to be insufficient, a cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under General Risk factors in Item1(a) Risk Factors.
HAL 2023 FORM 10-K | 19

Table of Contents	Item 2 | Properties

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. Our principal properties include manufacturing facilities, research and development laboratories, technology centers, and corporate offices. We also have numerous small facilities that include sales, project, support offices, and bulk storage facilities throughout the world. Our owned properties have no material encumbrances. We believe all properties that we currently occupy are suitable for their intended use.

The following locations represent our major facilities by segment:
–Completion and Production: Arbroath, United Kingdom; Duncan, Oklahoma; Johor Bahru, Malaysia; Jubail, Saudi Arabia; Lafayette, Louisiana; Tulsa, Oklahoma; and Singapore
–Drilling and Evaluation: Alvarado, Texas and The Woodlands, Texas
–Shared/corporate facilities: Bangalore, India; Carrollton, Texas; Dhahran, Saudi Arabia; Dubai, United Arab Emirates; Houston, Texas (corporate executive offices); Kuala Lumpur, Malaysia; London, England; Panama City, Panama; Pune, India; Rio de Janeiro, Brazil; and Tananger, Norway

Item 3. Legal Proceedings.
Information related to Item 3. Legal Proceedings is included in Note 11 to the consolidated financial statements.

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

HAL 2023 FORM 10-K | 20

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange under the symbol "HAL." Information related to dividend payments is included in "Item 8. Financial Statements and Supplementary Data." The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2023, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2018 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

225
200
175
150
125
100
75
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Halliburton
OSX
S & P 500 ®

	December 31
	2018	2019	2020	2021	2022	2023
Halliburton	$100.00	$95.05	$74.91	$91.38	$159.46	$149.16
Philadelphia Oil Service Index (OSX)	100.00	99.45	57.61	69.55	112.32	114.47
Standard & Poor’s 500 ® Index	100.00	131.49	155.68	200.37	164.08	207.21

HAL 2023 FORM 10-K | 21

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 30, 2024, we had 9,706 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	1,474,942	$40.61	1,431,000	$4,241,905,197
November 1 - 30	2,807,954	$38.30	2,783,140	$4,135,330,879
December 1 - 31	2,511,044	$36.00	2,374,358	$4,050,012,812
Total	6,793,940	$37.96	6,588,498

(a)
Of the 6,793,940 shares purchased during the three-month period ended December 31, 2023, 205,442 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $4.1 billion remained authorized for repurchases as of December 31, 2023. From the inception of this program in February 2006 through December 31, 2023, we repurchased approximately 253 million shares of our common stock for a total cost of approximately $10.1 billion.

Item 6. (Reserved)

HAL 2023 FORM 10-K | 22

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

EXECUTIVE OVERVIEW

Market conditions
Since early 2020, world-wide oil and natural gas supply and demand imbalances and related volatility of oil and natural gas prices (including as a result of the COVID-19 pandemic) have resulted in dramatic fluctuations in oil and natural gas markets. The volatility continued in 2023 as markets were impacted by central bank rate hikes, macroeconomic uncertainty, non-OPEC supply growth, and renewed geopolitical unrest in the Middle East. In the U.S., oil and natural gas production in 2023 remained elevated, despite a generally declining rig count, as a result of the industry's focus on efficiencies, higher service intensity, and high-quality acreage. Lower commodity pricing and U.S. land rig counts generally contributed to softness in the market for energy products and services in North America, particularly in natural gas basins during the second half of 2023. Conversely, the international rig count showed steady growth in 2023 largely driven by national oil companies (NOCs) in the Middle East/Asia and Africa.

Globally, we continue to be impacted by increased supply chain lead times for the supply of select raw materials. We monitor market trends and work to mitigate cost impacts through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Also, while we have been impacted by inflationary cost increases, primarily related to chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize their operational impact.

Financial results
The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2023, we generated total company revenue of $23.0 billion, a 13% increase from the $20.3 billion of revenue generated in 2022, with our Completion and Production (C&P) segment revenue increasing by 18% and our Drilling and Evaluation (D&E) segment revenue increasing by 7%. We reported total company operating income of approximately $4.1 billion in 2023, compared to operating income of $2.7 billion in 2022. These increases were driven by increased demand for our products and services in all four of our geographic regions.

Our North America revenue increased 9% in 2023 compared to 2022, despite a 4% decrease in average rig count from 2022, resulting from higher pressure pumping and artificial lift activity in North America land, increased completion tool sales in the Gulf of Mexico, and improved fluid and wireline services across the region.

Internationally, revenue improved 17% in 2023 compared to 2022, primarily driven by higher activity for drilling and completions related services in Latin America, Africa, and the Middle East/Asia, which was partially offset by our exit from Russia in the third quarter of 2022. The international average rig count for 2023 increased 11% compared to 2022.

HAL 2023 FORM 10-K | 23

Table of Contents	Item 7 | Executive Overview
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

Sustainability and Energy Mix Transition
In the first quarter of 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. During 2023, we continued to execute on priorities we set up to help us progress toward our 2035 emissions reduction target. As our customers have begun to invest more in emissions reduction, we have developed or are developing solutions intended to reduce our own carbon footprint while advancing our customers’ decarbonization efforts. As the energy mix transition unfolds, we seek to apply our expertise and products and services across different parts of the energy value chain. We have also applied our experience and resources in sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, hydrogen, and geothermal. Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs. As of December 31, 2023, Halliburton Labs had 32 participating companies and alumni. Halliburton Labs allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital.

Our sustainability efforts were recognized in 2023 as we were named to the Dow Jones Sustainability North America Index for the third consecutive year. The DJSI assesses the sustainability performances of companies using a transparent, rules-based process based on the annual S&P Global Corporate Sustainability Assessment (CSA), among its industry peers.

Additionally, we published our 2022 Annual and Sustainability Report (ASR) in April of 2023, which details our strategy and progress on sustainability issues, as well as our efforts on increased environmental reporting transparency, including conducting a climate-risk scenario analysis. Information on our website, including the ASR, is not incorporated by reference into this Annual Report on Form 10-K.

HAL 2023 FORM 10-K | 24

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

We had $2.3 billion of cash and equivalents as of December 31, 2023 and December 31, 2022, respectively.

Significant sources and uses of cash in 2023
Sources of cash:
•Cash flows from operating activities were $3.5 billion. Working capital, which consists of receivables, inventories, and accounts payable, collectively had a negative impact of $511 million, primarily due to increased receivables and inventory.
Uses of cash:
•Capital expenditures were $1.4 billion.
•We repurchased 22.7 million shares of our common stock for $800 million.
•We paid $576 million of dividends to our shareholders.
•We repurchased $300 million aggregate principal amounts of various series of our outstanding debt.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2024 to be approximately 6% of revenue. We believe this level of spend will allow us to invest in our key strategic technologies, including the construction and deployment of our Zeus electric fracturing systems in North America, our iStar Intelligent Drilling and Logging Platform, and our iCruise Intelligent Rotary Steerable System. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

In 2024, we expect to pay approximately $518 million for contractual purchase obligations (with another $211 million due through 2026), $397 million of interest on debt, and $391 million under our leasing arrangements. Payments for interest on our debt arrangements are expected to remain relatively flat for the foreseeable future. See Note 6 and Note 10 to the consolidated financial statements for additional information on expected future payments under our leasing arrangements and debt maturities.

We are not able to reasonably estimate the timing of cash outflows associated with our uncertain tax positions, in part because we are unable to predict the timing of potential tax settlements with applicable taxing authorities. As of December 31, 2023, we had $268 million of gross unrecognized tax benefits, excluding penalties and interest, of which we estimate $235 million may require us to make a cash payment. We estimate that approximately $158 million of the cash payment will not be settled within the next 12 months.

While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. In January of 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases. We returned $1.4 billion of capital to shareholders in 2023 through buybacks and dividends. During 2023, our quarterly dividend rate was $0.16 per common share, or approximately $144 million in the aggregate. In January 2024, we announced that our Board of Directors declared a dividend of $0.17 per common share for the first quarter of 2024, or approximately $152 million in the aggregate.

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 22.7 million shares of common stock during the year ended December 31, 2023. Approximately $4.1 billion remained authorized for repurchases under our program as of December 31, 2023 and may be used for open market and other share purchases.

During the second quarter of 2023, we began our migration to SAP S4 which we expect to complete by the end of 2025. The migration is estimated to cost approximately $250 million, of which we have incurred $51 million through December 31, 2023. For 2024, we expect to spend approximately $120 million. We believe the new system will enhance visibility to our operations and provide important efficiency benefits, cost savings, and advanced analytics that will benefit us and our customers.

We do not intend to incur additional debt in 2024, as we believe our cash on hand and earnings from operations are sufficient to cover our obligations for the year.

HAL 2023 FORM 10-K | 25

Table of Contents	Item 7 | Liquidity and Capital Resources
Other factors affecting liquidity
Financial position in current market. As of December 31, 2023, we had $2.3 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $472 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs for 2024, including capital expenditures, working capital investments, shareholder returns, if any, and debt repurchases, if any, and scheduled interest and principal payments.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.6 billion letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of December 31, 2023, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

During the fourth quarter of 2023, we entered into a credit default swap (“CDS”) with a third-party financial institution. The notional amount of the CDS, which was $300 million at the end of January 2024, will reduce on a monthly basis over its 26-month term. The CDS relates to a borrowing provided by the financial institution to one of our primary customers in Mexico, a portion of the proceeds of which was utilized by this customer to pay certain of our outstanding receivables.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remained BBB+ for our long-term debt and A-2 for our short-term debt, with an upgrade to positive outlook from stable outlook in November 2023. During the third quarter of 2023, our long-term debt rating with Moody's Investors Service (Moody's) was upgraded to A3 from Baa1 and the short-term debt rating remained P-2, with a stable outlook. As of the end of the year our long-term debt rating with Moody's remained A3 and short-term debt rating remained P-2, with a stable outlook.

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

Receivables from our primary customer in Mexico accounted for approximately 6% of our total receivables as of December 31, 2023. While we have experienced payment delays from our primary customer in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect to have, any material write-offs due to collectability of receivables from this customer.

HAL 2023 FORM 10-K | 26

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2023, 2022, and 2021, based on the location of services provided and products sold, 44%, 45%, and 40%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

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

The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	2023	2022	2021
Oil price - WTI (1)	$77.64	$96.04	$67.99
Oil price - Brent (1)	82.47	100.78	70.68
Natural gas price - Henry Hub (2)	2.54	6.29	3.91

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2023	2022	2021
U.S. Land	669	708	465
U.S. Offshore	18	15	15
Canada	177	175	132
North America	864	898	612
International	948	851	755
Worldwide total	1,812	1,749	1,367

HAL 2023 FORM 10-K | 27

Table of Contents	Item 7 | Business Environment and Results of Operations
Business outlook
Looking ahead, we expect oil and natural gas demand to continue to grow over the next several years as easing inflationary pressures across the Organization for Economic Co-operation and Development (OECD) countries increase the likelihood for central bank rate cuts, abating fears of a macroeconomic slowdown. We believe long-term expansion of the global economy will continue to increase demands on all forms of energy. We expect oil and natural gas remains a critical component of the global energy mix. The International Energy Agency's December 2023 "Oil Market Report" forecasts 2024 global oil demand to reach 102.7 million barrels per day, an increase of 1% from 2023.

We believe that oil demand growth will be driven by resilient global economic growth and increases in transportation activity. In addition, we think oil supply dynamics have fundamentally changed due to, among other things, investor return requirements, and regulatory initiatives adverse to oil and natural gas exploration and production and that promote alternative energy, any of which could limit supply growth. We believe that despite the changes in oil supply dynamics, increased investment in existing and new sources of production is the only solution to increase supply and that production will be needed from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects. We expect that increased production requirements will in turn create demand for our products and services.

Internationally, we expect oil and natural gas exploration and production activity to grow during 2024. Although we anticipate regional differences in growth rates for 2024, we believe the Middle East/Asia regions will likely experience the greatest increases in activity, with other regions closely behind. We expect growth in both onshore and offshore markets, as well as services related to carbon capture, utilization, and storage. The “Short Term Energy Outlook” published by the United States Energy Information Administration (EIA) predicts that U.S. oil production will average 13.1 million barrels per day in 2024, an increase of 1% as compared to 2023. As a result, we expect stable exploration and production activity levels in the U.S.

HAL 2023 FORM 10-K | 28

Table of Contents	Item 7 | Results of Operations in 2023 Compared to 2022
RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022

			Favorable	Percentage
Millions of dollars	2023	2022	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$13,689	$11,582	$2,107	18%
Drilling and Evaluation	9,329	8,715	614	7
Total revenue	$23,018	$20,297	$2,721	13%
By geographic region:
North America	$10,492	$9,597	$895	9%
Latin America	3,987	3,197	790	25
Europe/Africa/CIS	2,861	2,691	170	6
Middle East/Asia	5,678	4,812	866	18
Total revenue	$23,018	$20,297	$2,721	13%

Operating income:
By operating segment:
Completion and Production	$2,835	$2,037	$798	39%
Drilling and Evaluation	1,543	1,292	251	19
Total operations	4,378	3,329	1,049	32
Corporate and other	(244)	(256)	12	5
SAP S4 upgrade expense	(51)	—	(51)	n/m
Impairments and other charges	—	(366)	366	n/m
Total operating income	$4,083	$2,707	$1,376	51%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue was $13.7 billion in 2023, an increase of $2.1 billion, or 18%, compared to 2022. Operating income was $2.8 billion in 2023, a 39% increase from $2.0 billion in 2022. These results were primarily driven by higher pressure pumping activity in North America land, as well as improved completion tool sales globally. Partially offsetting these increases was decreased activity in Russia due to our exit from the country.

Drilling and Evaluation
Drilling and Evaluation revenue was $9.3 billion in 2023, an increase of $614 million, or 7%, from 2022. Operating income was $1.5 billion in 2023, an increase of $251 million, or 19%, compared to 2022. These results were primarily attributable to increased fluid services and drilling activity globally and higher wireline activity in the Western Hemisphere, Africa, and the Middle East/Asia. Partially offsetting these increases were decreased activity in Russia due to our exit from the country and lower project management activity in Saudi Arabia.

Geographic Regions

North America
North America revenue was $10.5 billion in 2023, a 9% increase compared to 2022, resulting from improved pressure pumping and artificial lift activity in North America land, increased fluid and wireline services across the region, and higher completion tool sales in the Gulf of Mexico. Partially offsetting these increases were lower drilling-related activity and decreased well intervention services in North America land.

HAL 2023 FORM 10-K | 29

Table of Contents	Item 7 | Results of Operations in 2023 Compared to 2022
Latin America
Latin America revenue was $4.0 billion in 2023, a 25% increase compared to 2022, resulting from improvements across multiple product service lines in Brazil, Mexico, and Argentina. Partly offsetting these increases was lower project management activity in the Caribbean, Ecuador, and Colombia.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $2.9 billion in 2023, a 6% increase compared to 2022, resulting from increased activity across multiple product service lines in Africa and higher drilling-related services in Norway. Partially offsetting these increases were the sale of our Russian operations during the third quarter of 2022, as well as decreased wireline activity, lower completion tool sales and decreased testing services in Norway, and lower drilling-related activity and decreased testing services in Algeria.

Middle East/Asia
Middle East/Asia revenue was $5.7 billion in 2023, an 18% increase compared to 2022, resulting from increased activity across multiple product service lines in Saudi Arabia, the United Arab Emirates, Qatar, Indonesia, and Malaysia, and higher drilling services and improved wireline activity in Thailand. Partially offsetting these improvements were lower project management activity in Saudi Arabia and lower stimulation activity and decreased well intervention services in Kuwait.

Other Operating Items

Impairments and other charges. During 2023, there were no amounts recorded in impairment and other charges. During 2022, we recognized $366 million of charges, primarily related to a $344 million write down of all our net assets in Russia as a result of our decision to sell our Russia operations due to the sanctions enacted against Russia arising from the conflict in Ukraine. See Note 2 to the consolidated financial statements for further discussion on these charges.

SAP S4 Upgrade Expense. As previously mentioned, in the second quarter of 2023 we began our migration to SAP S4, which we expect to complete by the end of 2025. In 2023, we recognized $51 million of expense on our SAP S4 migration.

Nonoperating Items

Argentina Blue Chip Swap. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively results in a parallel U.S. dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under U.S. GAAP, was 20% higher than Argentina's official exchange rate at December 31, 2023. For the year ended December 31, 2023, we entered into Blue Chip Swap transactions, which resulted in a $110 million pre-tax loss on investment.

Argentina Currency Impact. Argentina devalued its peso by more than 50% during December 2023. Consequently, we incurred a loss of $131 million for the year ended December 31, 2023 due to the devaluation of the currency in Argentina.

Loss on early extinguishment of debt. During the year ended December 31, 2022, we recorded a $42 million loss on the early redemption of $600 million aggregate principal amount of our 3.8% senior notes due November 2025, which included premiums and unamortized expenses. See Note 10 to the consolidated financial statements for further information.

Income tax provision. During the year ended December 31, 2023, we recorded a total income tax provision of $701 million on pre-tax income of $3.4 billion, resulting in an effective tax rate of 20.8%. The effective tax rate for 2023 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets. During 2022, we recorded a total income tax provision of $515 million on pre-tax income of $2.1 billion, resulting in an effective tax rate of 24.4%. See Note 12 to the consolidated financial statements for significant drivers of these tax provisions.

HAL 2023 FORM 10-K | 30

Table of Contents	Item 7 | Results of Operations in 2023 Compared to 2022

Pillar Two. The OECD recently enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. We have considered the possible implication of the legislation passed or in consideration of being passed, and we do not believe these rules will have a material impact on our taxes in the near future.

Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2012. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through 2022, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the Internal Revenue Service (the IRS).

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

We expect that resolving this dispute will take substantial time. In December 2023, we initiated the IRS administrative appeals process, which may take more than 12 months to complete. Failing a resolution through that process, the matter would ultimately be resolved by the United States federal courts.

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

HAL 2023 FORM 10-K | 31

Table of Contents	Item 7 | Results of Operations in 2022 Compared to 2021
RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021

Information related to the comparison of our operating results between the years 2022 and 2021 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

HAL 2023 FORM 10-K | 32

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

HAL 2023 FORM 10-K | 33

Table of Contents	Item 7 | Critical Accounting Estimates
We have operations in more than 70 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved, the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year and have an adverse effect on our financial statements. For example, we received a NOPA from the IRS on September 28, 2023. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Nonoperating Items, Internal Revenue Service Notice of Proposed Adjustment" and Note 12 to the consolidated financial statements for further information.

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

Legal and investigation matters
As discussed in Note 11 of our consolidated financial statements, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2023, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

HAL 2023 FORM 10-K | 34

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

At December 31, 2023, our allowance for credit losses totaled $742 million, or 13.9% of notes and accounts receivable before the allowance. At December 31, 2022, our allowance for credit losses totaled $731 million, or 14.7% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable from our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2023 would have resulted in a $54 million adjustment to 2023 total operating costs and expenses. See Note 5 to the consolidated financial statements for further information.

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

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates and interest rates. With respect to foreign exchange sensitivity, after consideration of the impact from our forward foreign exchange contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2023 would result in a $85 million, pre-tax loss for our net monetary assets denominated in currencies other than United States dollars. As of December 31, 2023, we did not have any interest rate swaps outstanding and our outstanding debt has fixed interest rates.

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

For further information regarding foreign currency exchange risk, interest rate risk, and credit risk, see Note 16 to the consolidated financial statements.

HAL 2023 FORM 10-K | 35

Table of Contents	Item 7 | Environmental Matters
ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note 11 to the consolidated financial statements and "Part I, Item 1(a). “Risk Factors.”

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

HAL 2023 FORM 10-K | 36

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Note 16 to the consolidated financial statements.

HAL 2023 FORM 10-K | 37

Item 8. Financial Statements and Supplementary Data.

HAL 2023 FORM 10-K | 38

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Eric J. Carre
Jeffrey A. Miller	Eric J. Carre
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2023 FORM 10-K | 39

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2023, the Company had gross deferred tax assets of $3.6 billion and a related valuation allowance of $0.8 billion.
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
HAL 2023 FORM 10-K | 40

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
February 6, 2024
HAL 2023 FORM 10-K | 41

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 6, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 6, 2024
HAL 2023 FORM 10-K | 42

HALLIBURTON COMPANY Consolidated Statements of Operations
	Year Ended December 31
Millions of dollars and shares except per share data	2023	2022	2021
Revenue:
Services	$16,483	$14,749	$10,989
Product sales	6,535	5,548	4,306
Total revenue	23,018	20,297	15,295
Operating costs and expenses:
Cost of services	13,402	12,381	9,745
Cost of sales	5,256	4,603	3,534
General and administrative	226	240	204
SAP S4 upgrade expense	51	—	—
Impairments and other charges	—	366	12
Total operating costs and expenses	18,935	17,590	13,495
Operating income	4,083	2,707	1,800
Interest expense, net of interest income of $81, $29, and $9	(395)	(463)	(520)
Loss on Blue Chip Swap transactions	(110)	—	—
Argentina currency impact	(131)	(30)	6
Loss on early extinguishment of debt	—	(42)	—
Other, net	(84)	(62)	(34)
Income before income taxes	3,363	2,110	1,252
Income tax benefit (provision)	(701)	(515)	216
Net income	$2,662	$1,595	$1,468
Net income attributable to noncontrolling interest	(24)	(23)	(11)
Net income attributable to company	$2,638	$1,572	$1,457
Basic net income per share	$2.93	$1.74	$1.63
Diluted net income per share	$2.92	$1.73	$1.63
Basic weighted average common shares outstanding	899	904	892
Diluted weighted average common shares outstanding	902	908	892
See notes to consolidated financial statements.

HAL 2023 FORM 10-K | 43

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income
	Year Ended December 31
Millions of dollars	2023	2022	2021
Net income	$2,662	$1,595	$1,468
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(106)	(54)	179
Other	5	7	—
Other comprehensive income (loss), net of income taxes	(101)	(47)	179
Comprehensive income	$2,561	$1,548	$1,647
Comprehensive income attributable to noncontrolling interest	(24)	(23)	(11)
Comprehensive income attributable to company shareholders	$2,537	$1,525	$1,636
See notes to consolidated financial statements.

HAL 2023 FORM 10-K | 44

HALLIBURTON COMPANY Consolidated Balance Sheets
	December 31
Millions of dollars and shares except per share data	2023	2022
Assets
Current assets:
Cash and equivalents	$2,264	$2,346
Receivables (net of allowances for credit losses of $742 and $731)	4,860	4,627
Inventories	3,226	2,923
Other current assets	1,193	1,056
Total current assets	11,543	10,952
Property, plant, and equipment (net of accumulated depreciation of $12,064 and $11,660)	4,900	4,348
Goodwill	2,850	2,829
Deferred income taxes	2,505	2,636
Operating lease right-of-use assets	1,088	913
Other assets	1,797	1,577
Total assets	$24,683	$23,255
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,147	$3,121
Accrued employee compensation and benefits	689	634
Income taxes payable	390	294
Taxes other than income	370	349
Current portion of operating lease liabilities	262	224
Other current liabilities	750	723
Total current liabilities	5,608	5,345
Long-term debt	7,636	7,928
Operating lease liabilities	911	791
Employee compensation and benefits	408	408
Other liabilities	687	806
Total liabilities	15,250	15,278
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,066 shares)	2,663	2,664
Paid-in capital in excess of par value	63	50
Accumulated other comprehensive loss	(331)	(230)
Retained earnings	12,536	10,572
Treasury stock, at cost (176 and 164 shares)	(5,540)	(5,108)
Company shareholders’ equity	9,391	7,948
Noncontrolling interest in consolidated subsidiaries	42	29
Total shareholders’ equity	9,433	7,977
Total liabilities and shareholders’ equity	$24,683	$23,255
See notes to consolidated financial statements.

HAL 2023 FORM 10-K | 45

HALLIBURTON COMPANY Consolidated Statements of Cash Flows
	Year Ended December 31
Millions of dollars	2023	2022	2021
Cash flows from operating activities:
Net income	$2,662	$1,595	$1,468
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	998	940	904
Deferred income tax provision (benefit)	196	70	(486)
Impairments and other charges	—	366	12
Changes in assets and liabilities:
Inventories	(303)	(642)	(10)
Receivables	(257)	(1,151)	(500)
Accounts payable	49	852	795
Other operating activities	113	212	(272)
Total cash flows provided by operating activities	3,458	2,242	1,911
Cash flows from investing activities:
Capital expenditures	(1,379)	(1,011)	(799)
Purchases of investment securities	(492)	(75)	(5)
Proceeds from sales of property, plant, and equipment	195	200	257
Sales of investment securities	131	—	—
Proceeds from a structured real estate transaction	—	—	87
Other investing activities	(114)	(81)	(74)
Total cash flows used in investing activities	(1,659)	(967)	(534)
Cash flows from financing activities:
Stock repurchase program	(800)	(250)	—
Dividends to shareholders	(576)	(435)	(161)
Payments on long-term borrowings	(305)	(1,242)	(700)
Proceeds from issuance of common stock	136	229	79
Other financing activities	(126)	(100)	(56)
Total cash flows used in financing activities	(1,671)	(1,798)	(838)
Effect of exchange rate changes on cash	(210)	(175)	(58)
Increase / (decrease) in cash and equivalents	(82)	(698)	481
Cash and equivalents at beginning of year	2,346	3,044	2,563
Cash and equivalents at end of year	$2,264	$2,346	$3,044
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$460	$487	$517
Income taxes	$616	$354	$214
See notes to consolidated financial statements.

HAL 2023 FORM 10-K | 46

HALLIBURTON COMPANY Consolidated Statements of Shareholders' Equity
	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2020	$2,666	$—	$(6,021)	$8,691	$(362)	$9	$4,983
Comprehensive income (loss):
Net income	—	—	—	1,457	—	11	1,468
Other comprehensive income	—	—	—	—	179	—	179
Cash dividends ($0.18 per share)	—	—	—	(161)	—	—	(161)
Stock plans	(1)	32	510	(277)	—	—	264
Other	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	1,572	—	23	1,595
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Cash dividends ($0.48 per share)	—	—	—	(435)	—	—	(435)
Stock plans	(1)	18	653	(275)	—	—	395
Stock repurchase program	—	—	(250)	—	—	—	(250)
Other	—	—	—	—	—	(9)	(9)
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	2,638	—	24	2,662
Other comprehensive loss	—	—	—	—	(101)	—	(101)
Cash dividends ($0.64 per share)	—	—	—	(576)	—	—	(576)
Stock plans	(1)	13	368	(98)	—	—	282
Stock repurchase program	—	—	(800)	—	—	—	(800)
Other	—	—	—	—	—	(11)	(11)
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
See notes to consolidated financial statements.

HAL 2023 FORM 10-K | 47

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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

Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers. Research and development costs are expensed as incurred and were $408 million in 2023, $345 million in 2022, and $321 million in 2021.

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

HAL 2023 FORM 10-K | 48

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2021:	$2,012	$831	$2,843
Current year acquisitions	8	—	8
Other	—	(22)	(22)
Balance at December 31, 2022:	$2,020	$809	$2,829
Current year acquisitions	—	21	21
Other	12	(12)	—
Balance at December 31, 2023:	$2,032	$818	$2,850

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2023, 2022, and 2021, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.

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

HAL 2023 FORM 10-K | 49

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

Derivative instruments
At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates and interest rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value which are reflected within "Other, net" on our consolidated statements of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against:
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

Stock-based compensation
Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods to reflect actual forfeitures. See Note 14 for additional information related to stock-based compensation.

HAL 2023 FORM 10-K | 50

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the years ended December 31, 2022 and 2021 which are reflected within "Impairments and other charges" on our consolidated statements of operations.

	Year Ended December 31
Millions of dollars	2022	2021
Receivables	$202	$—
Long-lived asset impairments	100	—
Inventory costs and write-downs	70	—
Catch-up depreciation	—	36
Severance costs	—	15
Gain on real estate transaction	—	(74)
Other	(6)	35
Total impairments and other charges	$366	$12

During the year ended December 31, 2023, there were no amounts recorded in impairment and other charges.

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

HAL 2023 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31
Millions of dollars	2023	2022	2021
Revenue:
Completion and Production	$13,689	$11,582	$8,410
Drilling and Evaluation	9,329	8,715	6,885
Total revenue	$23,018	$20,297	$15,295
Operating income:
Completion and Production	$2,835	$2,037	$1,238
Drilling and Evaluation	1,543	1,292	801
Total operations	4,378	3,329	2,039
Corporate and other (a)	(244)	(256)	(227)
SAP S4 upgrade expense	(51)	—	—
Impairments and other charges (b)	—	(366)	(12)
Total operating income	$4,083	$2,707	$1,800
Interest expense, net of interest income	$(395)	$(463)	$(520)
Loss on Blue Chip Swap transactions (c)	(110)	—	—
Argentina currency impact (d)	(131)	(30)	6
Loss on early extinguishment of debt	—	(42)	—
Other, net	(84)	(62)	(34)
Income before income taxes	$3,363	$2,110	$1,252
Capital expenditures:
Completion and Production	$765	$589	$402
Drilling and Evaluation	613	420	392
Corporate and other	1	2	5
Total capital expenditures	$1,379	$1,011	$799
Depreciation, depletion, and amortization:
Completion and Production	$553	$520	$502
Drilling and Evaluation	430	406	388
Corporate and other	15	14	14
Total depreciation, depletion, and amortization	$998	$940	$904

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
Impairments and other charges are as follows:
-For the year ended December 31, 2022, amount includes approximately $136 million attributable to Completion and Production, $195 million attributable to Drilling and Evaluation, and $35 million attributable to Corporate and other.
-For the year ended December 31, 2021, amount includes approximately $42 million attributable to Completion and Production, $9 million attributable to Drilling and Evaluation, and a $39 million net gain attributable to Corporate and other.

(c)
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our execution of certain trades, known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate, resulted in a $110 million pre-tax loss for the year ended December 31, 2023.

(d)	For the year ended December 31, 2023, we incurred a loss of $131 million due to the devaluation of the currency in Argentina.

HAL 2023 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	December 31
Millions of dollars	2023	2022
Total assets:
Completion and Production (a)	$11,606	$9,311
Drilling and Evaluation (a)	7,532	7,199
Corporate and other (b)	5,545	6,745
Total assets	$24,683	$23,255

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.

Operations by geographic region
The following tables present information by geographic area. In 2023, 2022, and 2021, based on the location of services provided and products sold, 44%, 45%, and 40%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented. As of December 31, 2023 and December 31, 2022, 59% and 54%, respectively, of our property, plant, and equipment was located in the United States.

	Year Ended December 31
Millions of dollars	2023	2022	2021
Revenue:
North America	$10,492	$9,597	$6,371
Latin America	3,987	3,197	2,362
Europe/Africa/CIS	2,861	2,691	2,719
Middle East/Asia	5,678	4,812	3,843
Total revenue	$23,018	$20,297	$15,295

	December 31
Millions of dollars	2023	2022
Net property, plant, and equipment:
North America	$2,961	$2,424
Latin America	527	520
Europe/Africa/CIS	444	435
Middle East/Asia	968	969
Total net property, plant, and equipment	$4,900	$4,348

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 44%, 45%, and 40% of our consolidated revenue was from the United States for the years ended December 31, 2023, 2022, and 2021, respectively. No other country accounted for more than 10% of our revenue.

HAL 2023 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Year Ended December 31
Millions of dollars	2023	2022	2021
Revenue by segment:
Completion and Production	$13,689	$11,582	$8,410
Drilling and Evaluation	9,329	8,715	6,885
Total revenue	$23,018	$20,297	$15,295
Revenue by geographic region:
North America	$10,492	$9,597	$6,371
Latin America	3,987	3,197	2,362
Europe/Africa/CIS	2,861	2,691	2,719
Middle East/Asia	5,678	4,812	3,843
Total revenue	$23,018	$20,297	$15,295

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

Transaction price allocated to remaining performance obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less. We have some long-term contracts related to software and integrated project management services such as lump sum turnkey contracts. For software contracts, revenue is generally recognized over the duration of the contract period when the software is considered to be a right to access our intellectual property. For lump sum turnkey projects, we recognize revenue over time using an input method, which requires us to exercise judgment. Revenue allocated to remaining performance obligations for these long-term contracts is not material.

Note 5. Receivables
As of December 31, 2023, 33% of our net trade receivables were from customers in the United States and 9% were from customers in Mexico. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 6% and 9% of our total receivables as of December 31, 2023 and December 31, 2022, respectively. While we have experienced payment delays in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability from this customer. No other country or single customer accounted for more than 10% of our receivables at those dates.

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
HAL 2023 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The table below presents a rollforward of our allowance for credit losses for 2021, 2022 and 2023.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
Year ended December 31, 2021	$824	$(19)	$(51)	$754
Year ended December 31, 2022	754	2	(25)	731
Year ended December 31, 2023	731	22	(11)	742

(a)	Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b)	Includes write-offs, balance sheet reclassifications, and other activity.
(c)	The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2023, 2022, and 2021, along with other supplemental information about our existing leases:

	Year Ended December 31
Millions of dollars	2023	2022	2021
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$30	$20	$20
Interest on lease liabilities	41	38	38
Operating lease cost	337	301	274
Short-term lease cost	35	31	27
Sublease income	(2)	(3)	(4)
Total lease cost	$441	$387	$355
HAL 2023 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	As of December 31
Millions of dollars	2023	2022
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$1,088	$913
Current portion of operating lease liabilities	262	224
Operating lease liabilities (non-current)	911	791
Finance leases:
Other assets (non-current)	$120	$124
Other current liabilities	32	26
Other liabilities (non-current)	132	115

	Year Ended December 31
Millions of dollars except years and percentages	2023	2022	2021
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$354	$332	$307
Operating cash flows for finance leases	41	38	38
Financing cash flows for finance leases	37	26	24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$487	$249	$433
Finance leases	64	62	6
Weighted-average remaining lease term:
Operating leases	8.2 years	9.5 years	9.8 years
Finance leases	5.3 years	5.9 years	6.3 years
Weighted-average discount rate for operating leases	5.3%	5.2%	4.9%
The following table summarizes the maturity of our operating and finance leases as of December 31, 2023:

Millions of dollars	Operating Leases	Finance Leases
2024	$323	$68
2025	254	65
2026	176	63
2027	115	29
2028	88	10
Thereafter	536	18
Total lease payments	1,492	253
Imputed interest	(319)	(89)
Total lease payments, net of imputed interest	$1,173	$164

HAL 2023 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 7. Inventories
Inventories consisted of the following:

	December 31
Millions of dollars	2023	2022
Finished products and parts	$2,069	$1,859
Raw materials and supplies	1,021	953
Work in process	136	111
Total inventories	$3,226	$2,923

All amounts in the table above are reported net of obsolescence reserves of $81 million at December 31, 2023 and $104 million at December 31, 2022.

During the year ended December 31, 2023, there were no impairments charges related to inventory. During the year ended December 31, 2022, we recorded $70 million of impairment charges related to inventory. These charges were primarily attributable to our exit from Russia. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.

Note 8. Accounts Payable

Effective January 1, 2023, we adopted new supplier finance program disclosure requirements contained in guidance issued by the Financial Accounting Standards Board (ASU 2022-04, "Disclosure of Supplier Finance Program Obligations"), other than the roll-forward disclosure, which we will adopt in 2024.

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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $322 million as of December 31, 2023, and $273 million as of December 31, 2022, and are included in accounts payable on the condensed consolidated balance sheets.

Note 9. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31
Millions of dollars	2023	2022
Land	$119	$117
Buildings and property improvements	1,724	1,671
Machinery, equipment, and other	15,121	14,220
Total property, plant, and equipment	16,964	16,008
Accumulated depreciation	(12,064)	(11,660)
Net property, plant, and equipment	$4,900	$4,348

During the year ended December 31, 2023, no impairment charges were recorded on property, plant, and equipment. During the year ended December 31, 2022, we recorded $100 million of impairment charges on property, plant, and equipment primarily related to our exit from Russia. See Note 2 to the consolidated financial statements for further discussion on impairments and other charges.
HAL 2023 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2023	2022
1 - 10 years	16%	16%
11 - 20 years	40%	40%
21 - 30 years	26%	26%
31 - 40 years	18%	18%

	Machinery, Equipment, and Other
	2023	2022
1 - 5 years	47%	49%
6 - 10 years	43%	41%
11 - 20 years	10%	10%

Note 10. Debt
Our long-term total debt consisted of the following:

	December 31
Millions of dollars	2023	2022
5.0% senior notes due November 2045	$1,911	$2,000
4.85% senior notes due November 2035	1,000	1,000
2.92% senior notes due March 2030	1,000	1,000
7.45% senior notes due September 2039	946	1,000
4.75% senior notes due August 2043	879	900
6.7% senior notes due September 2038	763	800
4.5% senior notes due November 2041	500	500
3.8% senior notes due November 2025	382	400
7.6% senior debentures due August 2096	228	294
6.75% notes due February 2027	90	104
Other	5	6
Unamortized debt issuance costs and discounts	(68)	(76)
Total long-term debt	$7,636	$7,928

During the year ended December 31, 2023 and December 31, 2022, there were no short-term borrowings or current maturities of long-term debt.

Senior debt
We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027 and 7.6% senior debentures due August 2096 may not be redeemed prior to maturity.

Repurchases of senior debt
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

In November of 2023, we repurchased $150 million aggregate principal amount of various maturities of our outstanding debt, including: $3 million of our 3.8% senior notes due November 2025, $16 million of our 6.7% senior notes due September 2038, $22 million of our 7.45% senior notes due September 2039, $21 million of our 4.75% senior notes due August 2043, $29 million of our 5.0% senior notes due November 2045, and $58 million of our 7.6% senior notes due August 2096.

HAL 2023 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
We used cash on hand to fund these repurchases, which included the principal amount, a net premium, and accrued interest. The remaining principal balance of $5.2 billion in the aggregate of these debt instruments remains outstanding.

Redemption of 3.8% senior notes due November 2025 redemption
In February of 2022, we redeemed $600 million aggregate principal amount of our 3.8% senior notes due in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in "Loss on early extinguishment of debt" in our consolidated statements of operations for the year ended December 31, 2022. We used cash on hand to fund the aggregate redemption price of the notes in the amount of $641 million, which included the principal amount, the make-whole premium, and accrued interest. The remaining $382 million aggregate principal amount of our 3.8% senior notes remains outstanding.

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.5 billion, which expires in April 2027. The facility is for general working capital purposes. The full amount of the revolving credit facility was available as of December 31, 2023.

Debt maturities
Our long-term debt matures as follows: no amounts in 2024, $382 million in 2025, no amounts in 2026, $90 million in 2027, no amounts in 2028, and the remainder thereafter.

Note 11. Commitments and Contingencies
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

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2023. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off- balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Note 12. Income Taxes
The components of the (provision) benefit for income taxes on continuing operations were as follows:

	Year Ended December 31
Millions of dollars	2023	2022	2021
Current income taxes:
Federal	$(21)	$(17)	$6
Foreign	(472)	(417)	(270)
State	(12)	(11)	(6)
Total current income taxes	(505)	(445)	(270)
Deferred income taxes:
Federal	(123)	(159)	533
Foreign	(59)	103	(47)
State	(14)	(14)	—
Total deferred income taxes	(196)	(70)	486
Income tax (provision) benefit	$(701)	$(515)	$216

The United States and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31
Millions of dollars	2023	2022	2021
United States	$1,666	$992	$283
Foreign	1,697	1,118	969
Total income from continuing operations before income taxes	$3,363	$2,110	$1,252
HAL 2023 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Reconciliations between the actual (provision) benefit for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes were as follows:

	Year Ended December 31
	2023	2022	2021
United States statutory rate	21.0%	21.0%	21.0%
Valuation allowance against tax assets	0.8	(2.9)	(44.5)
Impact of foreign income taxed at different rates	0.2	3.0	2.5
State income taxes	0.7	0.8	0.1
Impact of impairments and other charges	0.6	0.7	—
Adjustments of prior year taxes	(1.3)	0.2	1.3
Other items, net	(1.2)	1.6	2.4
Total effective tax rate on continuing operations	20.8%	24.4%	(17.2)%

During the year ended December 31, 2023, we recorded a total income tax provision of $701 million on pre-tax income of $3.4 billion, resulting in an effective tax rate of 20.8%. The effective tax rate for 2023 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets.

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

HAL 2023 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The primary components of our deferred tax assets and liabilities were as follows:

	December 31
Millions of dollars	2023	2022
Gross deferred tax assets:
Foreign tax credit carryforwards	$902	$961
Intangible assets	789	856
Net operating loss carryforwards	663	694
Accrued liabilities	293	259
Research and development tax credit carryforwards	173	219
Employee compensation and benefits	193	170
Other	579	515
Total gross deferred tax assets	3,592	3,674
Gross deferred tax liabilities:
Operating lease right-of-use assets	189	153
Depreciation and amortization	115	61
Other	51	39
Total gross deferred tax liabilities	355	253
Valuation allowances	761	821
Net deferred income tax asset	$2,476	$2,600

At December 31, 2023, we had $686 million of domestic and foreign tax-effected net operating loss carryforwards, with approximately $23 million estimated to be utilized against our unrecognized tax benefits. In addition, we had approximately $924 million of foreign tax credit carryforwards which are offset by $22 million of foreign branch deferred activity and unrecognized tax benefits reflected in the table above. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

 Our deferred tax assets from net operating losses, foreign tax credits, and research and development credits will expire as follows:

Millions of dollars	U.S. Net Operating Loss	Foreign Net Operating Loss	Foreign Tax Credits	Research and Development Credit	Total Deferred Tax Assets
2024-2028	$3	$129	$450	$—	$582
2029-2033	8	13	474	—	495
2034-2043	25	88	—	173	286
Non-Expiring	17	403	—	—	420
	$53	$633	$924	$173	$1,783
We have not provided incremental United States income taxes or foreign withholding taxes on undistributed foreign subsidiaries' earnings after December 31, 2017. We generally do not provide for taxes related to undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

HAL 2023 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2021	$355		$71
Change in prior year tax positions	14		4
Change in current year tax positions	14		2
Cash settlements with taxing authorities	(10)		—
Lapse of statute of limitations	(21)		(5)
Balance at December 31, 2021	$352	(a)	$72
Change in prior year tax positions	(36)		(5)
Change in current year tax positions	13		2
Cash settlements with taxing authorities	(6)		(2)
Lapse of statute of limitations	(12)		(3)
Balance at December 31, 2022	$311	(a)	$64
Change in prior year tax positions	(38)		(10)
Change in current year tax positions	8		1
Cash settlements with taxing authorities	(4)		(3)
Lapse of statute of limitations	(9)		(3)
Balance at December 31, 2023	$268	(a)(b)	$49

(a)
Includes $43 million as of December 31, 2023, $51 million as of December 31, 2022, and $20 million as of December 31, 2021 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2023, December 31, 2022, and December 31, 2021 a net $192 million, $208 million and $272 million after a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $85 million as of December 31, 2023 that we believe could be resolved within the next 12 months.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2012. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2022 are currently under review or remain open for review by the IRS.
As of December 31, 2023, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a NOPA from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next 12 months.

Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next 12 months.

Note 13. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31
Millions of shares	2023	2022
Issued	1,065	1,066
In treasury	(176)	(164)
Total shares of common stock outstanding	889	902

HAL 2023 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. We purchased 22.7 million shares of our common stock under the program during the year ended December 31, 2023. During the year ended December 31, 2022 we purchased 6.8 million shares of our common stock under the program. Approximately $4.1 billion remained authorized for repurchases as of December 31, 2023. From the inception of this program in February 2006 through December 31, 2023, we repurchased approximately 253 million shares of our common stock for a total cost of approximately $10.1 billion.

Paid-in Capital in Excess of Par Value
During 2023, 2022 and 2021, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital would have resulted in a balance below zero. Therefore, for the years ended December 31, 2023, 2022 and 2021, we reduced retained earnings by $98 million, $275 million, and $277 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2023, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31
Millions of dollars	2023	2022
Cumulative translation adjustment	$(84)	$(84)
Defined benefit and other postretirement liability adjustments (a)	(207)	(101)
Other	(40)	(45)
Total accumulated other comprehensive loss	$(331)	$(230)

(a)	Included net actuarial losses for our international pension plans of $209 million at December 31, 2023 and $98 million at December 31, 2022.

Note 14. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2023, 2022, and 2021.
.

	Year Ended December 31
Millions of dollars	2023	2022	2021
Stock-based compensation cost	$219	$219	$214
Tax benefit	(36)	(33)	(32)
Stock-based compensation cost, net of tax	$183	$186	$182

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-    stock options, including incentive stock options and nonqualified stock options;
-    restricted stock awards;
-    restricted stock unit awards;
-    stock appreciation rights; and
-    stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 264 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2023, approximately 11 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

HAL 2023 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).

Each of the active stock-based compensation arrangements is discussed below.

Stock options
There were no stock options granted during 2023 and there are no plans to grant stock options in 2024. All stock options under the Stock Plan were granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire 10 years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period.

The following table represents our stock options activity during 2023.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	18.2	$43.88
Exercised	(1.6)	28.14
Forfeited/expired	(2.3)	45.07
Outstanding at December 31, 2023	14.3	$45.47	2.7	$27.2
Exercisable at December 31, 2023	14.3	$45.47	2.7	$27.2

The total intrinsic value of options exercised was $20 million in 2023, $43 million in 2022, and $315,000 in 2021. As of December 31, 2023, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options.

Cash received from issuance of common stock for 2023, 2022, and 2021 was $136 million, $229 million, and $79 million, respectively, of which $48 million, $148 million, and $4 million, respectively, are related to proceeds from exercises of stock options. All other cash received from issuance of common stock during 2023, 2022 and 2021 relates to cash proceeds from the issuance of shares under our employee stock purchase plan.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of options granted was a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock. The expected term of options granted was based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. There were no stock options granted for the years ended December 31, 2023, 2022 and 2021.

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

In 2023, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed as compared to certain competitors and a modifier based upon stock performance compared to the Oilfield Services Index (OSX). A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.

HAL 2023 FORM 10-K | 64

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2023.
.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2023	22.1	$24.83
Granted	7.6	31.73
Vested	(8.0)	24.47
Forfeited	(0.8)	26.35
Nonvested shares at December 31, 2023	20.9	$27.42

The weighted average grant-date fair value of shares granted was $31.73 during 2023, $31.40 during 2022, and $20.94 during 2021. The total fair value of shares vested was $283 million during 2023, $248 million during 2022, and $117 million during 2021. As of December 31, 2023, there was $377 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP in 2021, 2022, and 2023 is equal to 90% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 104 million shares of common stock have been reserved for issuance, of which 76 million shares have been sold through the ESPP since the inception of the plan through December 31, 2023 and 28 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31
	2023	2022	2021
Expected volatility	48%	46%	69%
Expected dividend yield	1.44%	1.67%	0.84%
Risk-free interest rate	5.11%	1.42%	0.05%
Weighted average grant-date fair value per share	$7.16	$5.63	$5.01

Note 15. Income per Share
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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31
Millions of shares	2023	2022	2021
Basic weighted average common shares outstanding	899	904	892
Dilutive effect of awards granted under our stock incentive plans	3	4	—
Diluted weighted average common shares outstanding	902	908	892
Antidilutive shares:
Options with exercise price greater than the average market price	12	15	22
Total antidilutive shares	12	15	22

HAL 2023 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 16. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt is as follows:

	December 31, 2023				December 31, 2022
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,419	$378	$7,797	$7,636	$6,539	$917	$7,456	$7,928

The total fair value of our debt increased during 2023 as a result of lower treasury yields which was partially offset by $300 million in debt repurchases, as discussed in Note 10.

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

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options and interest rate swaps. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options, and interest rate swaps was not material as of December 31, 2023 or December 31, 2022. The counterparties to our derivatives are primarily global commercial and investment banks.

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

HAL 2023 FORM 10-K | 66

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The notional amounts of open foreign exchange derivatives were $715 million at December 31, 2023 and $650 million at December 31, 2022. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2023 and December 31, 2022 is included in both "Other current assets" and in "Other current liabilities" in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our debt and investment portfolios. We had fixed rate long-term debt totaling $7.6 billion at December 31, 2023 and $7.9 billion at December 31, 2022. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and net trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our net trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2023, 33% of our net trade receivables were from customers in the United States and 9% were from customers in Mexico. As of December 31, 2022, 38% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Note 5 for further information.

During the fourth quarter of 2023, we entered into a credit default swap ("CDS") with a third-party financial institution. The notional amount of the CDS, which was $300 million at the end of January 2024, will reduce on a monthly basis over its 26-month term. The CDS relates to a borrowing provided by the financial institution to one of our primary customers in Mexico, a portion of the proceeds of which was utilized by this customer to pay certain of our outstanding receivables. The fair value of this derivative liability was not material at December 31, 2023.

We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet, and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.

Note 17. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-    our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $181 million in 2023, $160 million in 2022, and $136 million in 2021. The increase in expense from 2022 to 2023 was due to headcount and salary increase for the year ended December 31, 2023.
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

Funded status
For our international pension plans, at December 31, 2023, the projected benefit obligation was $745 million and the fair value of plan assets was $622 million, which resulted in an underfunded obligation of $123 million. At December 31, 2022, the projected benefit obligation was $669 million and the fair value of plan assets was $665 million, which resulted in an underfunded obligation of $4 million. The accumulated benefit obligation for our international plans was $672 million at December 31, 2023 and $601 million at December 31, 2022. The increase in projected benefit obligation and accumulated benefit obligation from 2022 to 2023 was due to assumption changes, mainly a decrease in discount rate.
HAL 2023 FORM 10-K | 67

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table presents additional information about our international pension plans.

	December 31
Millions of dollars	2023	2022
Amounts recognized on the Consolidated Balance Sheets
Other assets	$39	$151
Accrued employee compensation and benefits	10	7
Employee compensation and benefits	154	145
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$179	$159
Fair value of plan assets	15	7
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$106	$91
Fair value of plan assets	15	7

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

The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$29	$234	$—	$—	$263
Bond funds (b)	—	159	—	156	315
Real estate funds (d)	—	—	—	30	30
Other investments (e)	1	11	2	—	14
Fair value of plan assets at December 31, 2023	$30	$404	$2	$186	$622
Cash and equivalents	$26	$100	$—	$—	$126
Bond funds (b)	—	242	—	100	342
Alternatives funds (c)	—	—	—	145	145
Real estate funds (d)	—	—	—	31	31
Other investments (e)	1	18	2	—	21
Fair value of plan assets at December 31, 2022	$27	$360	$2	$276	$665

(a)	Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plans assets.
(b)	Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.
(c)	Strategy of alternative funds is to invest in a fund of diversifying investments, including but not limited to reinsurance, commodities, and currencies.
(d)	Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(e)	Other investments primarily include investments in insurance contracts, balanced funds, and government bonds.

Risk management practices for these plans include diversification by issuer, industry, and geography, as well as the use of multiple asset classes and investment managers within each asset class. Our investment strategy for our United Kingdom pension plan, which constituted 75% of our international pension plans’ projected benefit obligation at December 31, 2023 and is no longer accruing service benefits, aims to achieve full funding of the benefit obligation, with the plan's assets increasingly composed of investments whose cash flows match the projected liabilities of the plan.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $32 million in 2023, $14 million in 2022, and $25 million in 2021.

HAL 2023 FORM 10-K | 68

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2023	2022
Discount rate	5.1%	5.7%
Rate of compensation increase	5.6%	5.5%

Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2023	2022	2021
Discount rate	5.6%	2.3%	1.8%
Expected long-term return on plan assets	3.8%	3.0%	2.7%
Rate of compensation increase	5.4%	5.3%	5.9%

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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $2 million to our international pension plans in 2024.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $38 million in 2024, $35 million in 2025, $37 million in 2026, $39 million in 2027, $42 million in 2028, and an aggregate $247 million in years 2029 through 2033.

Note 18. New Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We expect to adopt the new disclosures as required for the year ended December 31, 2024. We are currently evaluating the impact on the related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.
HAL 2023 FORM 10-K | 69

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 39 for Management’s Report on Internal Control Over Financial Reporting and page 40 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
None.

Item 9(c). Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

HAL 2023 FORM 10-K | 70

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the directors and executive officers of the Registrant is included under Part I on pages 7 and 8 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding procedures by which security holders may recommend nominees to the registrant's board of directors is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Shareholder Nominations of Directors.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2023,” “Outstanding Equity Awards at Fiscal Year End 2023,” “2023 Option Exercises and Stock Vested,” “2023 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Equity Compensation Plan Information,” “Directors’ Compensation” and “CEO Pay Ratio.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2024 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.” Our independent registered public accounting firm is KPMG LLP, Houston, TX PCAOB ID:185.

HAL 2023 FORM 10-K | 71

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

3.1
Amended and Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on May 17, 2023 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

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

HAL 2023 FORM 10-K | 72

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

4.12	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.11).

4.13
Fourth Supplemental Indenture, dated as of September 12, 2008, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed September 12, 2008, File No. 001-03492).

4.14	Form of Global Note for Halliburton’s 6.70% Senior Notes due 2038 (included as part of Exhibit 4.13).

4.15
Fifth Supplemental Indenture, dated as of March 13, 2009, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 13, 2009, File No. 001-03492).

4.16	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.15).

4.17
Sixth Supplemental Indenture, dated as of November 14, 2011, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 14, 2011, File No. 001-03492).

4.18	Form of Global Note for Halliburton’s 4.50% Senior Notes due 2041 (included as part of Exhibit 4.17).

4.19
Seventh Supplemental Indenture, dated as of August 5, 2013, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 of Halliburton’s Form 8-K filed August 5, 2013, File No. 001-03492).

HAL 2023 FORM 10-K | 73

Table of Contents	Item 15 | Exhibits

	4.20	Form of Global Note for Halliburton’s 4.75% Senior Notes due 2043 (included as part of Exhibit 4.19).

	4.21
Eighth Supplemental Indenture, dated as of November 13, 2015, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 13, 2015, File No. 001-03492).

	4.22	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.21).

	4.23	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.21).

	4.24	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.21).

*	4.25	Description of Registrant's Securities.

	4.26
Ninth Supplemental Indenture, dated as of March 3, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 3, 2020, File No. 001-03492).

	4.27	Form of Global Note for the Company’s 2.920% Senior Notes due 2030 (included as part of Exhibit 4.26).

†	10.1	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 001-03492).

†	10.2
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

†	10.5
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 6, 2021, File No. 001-03492).

†	10.6
First Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 7, 2011 (incorporated by reference to Exhibit 10.41 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.7
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective May 16, 2012 (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

HAL 2023 FORM 10-K | 74

Table of Contents	Item 15 | Exhibits

†	10.8
Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 1, 2012 (incorporated by reference to Exhibit 10.44 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.9
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.10	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.11	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.12	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.13
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

†	10.14	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.15
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton's Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.16	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.17
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 17, 2021 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 6, 2021, File No. 001-03492.

†	10.18	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.19	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.20	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.21	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.22
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

HAL 2023 FORM 10-K | 75

Table of Contents	Item 15 | Exhibits

†	10.23	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.24
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

	10.25
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed April 28, 2022, File No. 001-03492).

†	10.26
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.41 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.27
Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.42 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.28
Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.43 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.29	Executive Agreement (Van H. Beckwith) (incorporated by reference as Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2020, File No. 001-03492).

†	10.30	Executive Agreement (Jill D. Sharp) (incorporated by reference as Exhibit 10.40 of Halliburton's Form 10-K for the year ended December 31, 2021, File No. 001-03492).

†	10.31
Amendment effective January 1, 2022, to Halliburton Annual Performance Pay Plan, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.32
Amendment effective January 1, 2020, to Halliburton Company Performance Unit Program, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.2 of Halliburton's Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.33	Executive Agreement (Shannon Slocum) (incorporated by reference as Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended March 31, 2023, File No. 001-03492).

	10.34	Form of Indemnification Agreement for Officers (incorporated by reference as Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

	10.35	Form of Indemnification Agreement for Directors (incorporated by reference as Exhibit 10.2 of Halliburton's Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

*†	10.36	Form of Restricted Stock Agreement.

*†	10.37	Form of Restricted Stock Unit Agreement (International).

*†	10.38	Form of Restricted Stock Unit Agreement (U.S. Expat).

HAL 2023 FORM 10-K | 76

Table of Contents	Item 15 | Exhibits

*†	10.39	Form of Performance Share Unit Award Agreement.

†	10.40
Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan) (incorporated by reference as Exhibit 10.42 of Halliburton's Form 10-K for the year ended December 31, 2022, File No. 001-03492).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	97.1	Company Policy, Recoupment of Incentive Compensation Following a Restatement.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	* Filed with this Form 10-K.
	** Furnished with this Form 10-K.
	† Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.
None.
HAL 2023 FORM 10-K | 77

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 6th day of February, 2024.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 6th day of February, 2024.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Eric J. Carre	Executive Vice President and
Eric J. Carre	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2023 FORM 10-K | 78

Signature	Title

/s/ Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

/s/ William E. Albrecht	Director
William E. Albrecht

/s/ M. Katherine Banks	Director
M. Katherine Banks

/s/ Alan M. Bennett	Director
Alan M. Bennett

/s/ Milton Carroll	Director
Milton Carroll

/s/ Earl M. Cummings	Director
Earl M. Cummings

/s/ Murry S. Gerber	Director
Murry S. Gerber

/s/ Robert A. Malone	Director
Robert A. Malone

/s/ Bhavesh V. Patel	Director
Bhavesh V. Patel

/s/ Maurice S. Smith	Director
Maurice S. Smith

/s/ Janet L. Weiss	Director
Janet L. Weiss

/s/ Tobi M. Edwards Young	Director
Tobi M. Edwards Young

HAL 2023 FORM 10-K | 79