Form 10-Q
period 2024-06-30
HALLIBURTON CO
filed 2024-07-29
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐ Yes ☒ No
As of July 22, 2024, there were 882,828,515 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares except per share data	2024	2023	2024	2023
Revenue:
Services	$4,215	$4,181	$8,361	$8,347
Product sales	1,618	1,617	3,276	3,128
Total revenue	5,833	5,798	11,637	11,475
Operating costs and expenses:
Cost of services	3,417	3,404	6,845	6,803
Cost of sales	1,293	1,316	2,587	2,563
General and administrative	62	54	123	108
SAP S4 upgrade expense	29	13	63	13
Total operating costs and expenses	4,801	4,787	9,618	9,487
Operating income	1,032	1,011	2,019	1,988
Interest expense, net of interest income of $22, $18, $44, and $35	(92)	(102)	(184)	(203)
Loss on Blue Chip Swap transactions	—	(104)	—	(104)
Other, net	(20)	(22)	(128)	(69)
Income before income taxes	920	783	1,707	1,612
Income tax provision	(207)	(167)	(385)	(341)
Net income	$713	$616	$1,322	$1,271
Net income attributable to noncontrolling interest	(4)	(6)	(7)	(10)
Net income attributable to company	$709	$610	$1,315	$1,261

Basic net income per share	$0.80	$0.68	$1.48	$1.40
Diluted net income per share	$0.80	$0.68	$1.48	$1.39
Basic weighted average common shares outstanding	884	901	886	902
Diluted weighted average common shares outstanding	886	903	888	905
See notes to condensed consolidated financial statements.
HAL Q2 2024 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Net income	$713	$616	$1,322	$1,271
Other comprehensive income, net of income taxes	—	1	—	2
Comprehensive income	$713	$617	$1,322	$1,273
Comprehensive income attributable to noncontrolling interest	(4)	(6)	(8)	(10)
Comprehensive income attributable to company shareholders	$709	$611	$1,314	$1,263
See notes to condensed consolidated financial statements.

HAL Q2 2024 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and equivalents	$2,138	$2,264
Receivables (net of allowances for credit losses of $752 and $742)	5,327	4,860
Inventories	3,282	3,226
Other current assets	1,131	1,193
Total current assets	11,878	11,543
Property, plant, and equipment (net of accumulated depreciation of $12,371 and $12,064)	5,073	4,900
Goodwill	2,858	2,850
Deferred income taxes	2,420	2,505
Operating lease right-of-use assets	1,026	1,088
Other assets	1,897	1,797
Total assets	$25,152	$24,683
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,295	$3,147
Accrued employee compensation and benefits	619	689
Income tax payable	402	390
Taxes other than income	294	370
Current portion of operating lease liabilities	258	262
Other current liabilities	708	750
Total current liabilities	5,576	5,608
Long-term debt	7,638	7,636
Operating lease liabilities	832	911
Employee compensation and benefits	375	408
Other liabilities	685	687
Total liabilities	15,106	15,250
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,065 shares)	2,663	2,663
Paid-in capital in excess of par value	—	63
Accumulated other comprehensive loss	(332)	(331)
Retained earnings	13,450	12,536
Treasury stock, at cost (182 and 176 shares)	(5,781)	(5,540)
Company shareholders’ equity	10,000	9,391
Noncontrolling interest in consolidated subsidiaries	46	42
Total shareholders’ equity	10,046	9,433
Total liabilities and shareholders’ equity	$25,152	$24,683
See notes to condensed consolidated financial statements.

HAL Q2 2024 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2024	2023
Cash flows from operating activities:
Net income	$1,322	$1,271
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	534	486
Changes in assets and liabilities:
Receivables	(496)	(337)
Inventories	(45)	(318)
Accounts payable	176	66
Other operating activities	77	6
Total cash flows provided by operating activities	1,568	1,174
Cash flows from investing activities:
Capital expenditures	(677)	(571)
Purchases of investment securities	(282)	(270)
Payments to acquire businesses, net of cash acquired	(22)	(12)
Sales of investment securities	123	103
Proceeds from sales of property, plant, and equipment	108	90
Other investing activities	(24)	(36)
Total cash flows used in investing activities	(774)	(696)
Cash flows from financing activities:
Stock repurchase program	(500)	(348)
Dividends to shareholders	(302)	(289)
Other financing activities	(36)	(7)
Total cash flows used in financing activities	(838)	(644)
Effect of exchange rate changes on cash	(82)	(75)
Decrease in cash and equivalents	(126)	(241)
Cash and equivalents at beginning of period	2,264	2,346
Cash and equivalents at end of period	$2,138	$2,105
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$218	$228
Income taxes	$283	$388
See notes to condensed consolidated financial statements.

HAL Q2 2024 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2024 and the results of our operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and six months ended June 30, 2024 may not be indicative of results for the full year.

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

HAL Q2 2024 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Revenue:
Completion and Production	$3,401	$3,476	$6,774	$6,885
Drilling and Evaluation	2,432	2,322	4,863	4,590
Total revenue	$5,833	$5,798	$11,637	$11,475
Operating income:
Completion and Production	$723	$707	$1,411	$1,373
Drilling and Evaluation	403	376	801	745
Total operations	1,126	1,083	2,212	2,118
Corporate and other (a)	(65)	(59)	(130)	(117)
SAP S4 upgrade expense	(29)	(13)	(63)	(13)
Total operating income	$1,032	$1,011	$2,019	$1,988
Interest expense, net of interest income	(92)	(102)	(184)	(203)
Loss on Blue Chip Swap transactions (b)	—	(104)	—	(104)
Other, net (c)	(20)	(22)	(128)	(69)
Income before income taxes	$920	$783	$1,707	$1,612

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our execution of certain trades, known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate, resulted in a $104 million pre-tax loss during the three and six months ended June 30, 2023.

(c)	During the six months ended June 30, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.

Note 3. Revenue

Revenue is recognized based on the transfer of control or our customers’ ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. Most of our service and product contracts are short-term in nature. In recognizing revenue for our services and products, we determine the transaction price of purchase orders or contracts with our customers, which may consist of fixed and variable consideration. We also assess our customers’ ability and intention to pay, which is based on a variety of factors, including our historical payment experience with, and the financial condition of, our customers. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. Other judgments involved in recognizing revenue include an assessment of progress towards completion of performance obligations for certain long-term contracts, which involve estimating total costs to determine our progress towards contract completion and calculating the corresponding amount of revenue to recognize.

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 41% and 46% of our consolidated revenue was from the United States for the six months ended June 30, 2024 and 2023, respectively. No other country accounted for more than 10% of our revenue for those periods.

HAL Q2 2024 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Revenue by segment:
Completion and Production	$3,401	$3,476	$6,774	$6,885
Drilling and Evaluation	2,432	2,322	4,863	4,590
Total revenue	$5,833	$5,798	$11,637	$11,475
Revenue by geographic region:
North America	$2,481	$2,696	$5,027	$5,461
Latin America	1,097	994	2,205	1,909
Europe/Africa/CIS	757	698	1,486	1,360
Middle East/Asia	1,498	1,410	2,919	2,745
Total revenue	$5,833	$5,798	$11,637	$11,475

Contract balances
We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customers’ payment, which results in the recognition of receivables and deferred revenue. Deferred revenue represents advance consideration received from customers for contracts where revenue is recognized on future performance of service. Deferred revenue, as well as revenue recognized during the period relating to amounts included as deferred revenue at the beginning of the period, was not material to our condensed consolidated financial statements.

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

Receivables
As of June 30, 2024, 31% of our net trade receivables was from customers in the United States and 13% was from customers in Mexico. As of December 31, 2023, 33% of our net trade receivables was from customers in the United States and 9% was from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 11% and 6% of our total receivables as of June 30, 2024 and December 31, 2023, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer. No country other than the United States and Mexico or single customer accounted for more than 10% of our net trade receivables at those dates.

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
HAL Q2 2024 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 4. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2024	December 31, 2023
Finished products and parts	$2,063	$2,069
Raw materials and supplies	1,070	1,021
Work in process	149	136
Total inventories	$3,282	$3,226

Note 5. Accounts Payable

Effective January 1, 2023, we adopted new supplier finance program disclosure requirements contained in guidance issued by the Financial Accounting Standards Board (ASU 2022-04, “Disclosure of Supplier Finance Program Obligations”). The standards update also includes a prospective annual requirement to disclose a rollforward of the amount of the supplier finance program obligations during the annual reporting period. We will include the rollforward disclosure in our Annual Report on Form 10-K for the year ending December 31, 2024, as required.

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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $302 million as of June 30, 2024, and $322 million as of December 31, 2023, and are included in accounts payable on the condensed consolidated balance sheets.

Note 6. Income Taxes

During the three months ended June 30, 2024, we recorded a total income tax provision of $207 million on a pre-tax income of $920 million, resulting in an effective tax rate of 22.5% for the quarter. During the three months ended June 30, 2023, we recorded a total income tax provision of $167 million on a pre-tax income of $783 million, resulting in an effective tax rate of 21.3% for the quarter.

During the six months ended June 30, 2024, we recorded a total income tax provision of $385 million on a pre-tax income of $1.7 billion, resulting in an effective tax rate of 22.6% for the period. During the six months ended June 30, 2023, we recorded a total income tax provision of $341 million on a pre-tax income of $1.6 billion, resulting in an effective tax rate of 21.1% for the period.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2012. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2023 are currently under review or remain open for review by the Internal Revenue Service (the IRS).

As of June 30, 2024, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.

Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next twelve months.
HAL Q2 2024 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2024 and June 30, 2023, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	606	—	3	609
Other comprehensive income (loss)	—	—	—	—	(1)	1	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(63)	108	(3)	—	—	41
Other	—	—	—	—	—	—	—
Balance at March 31, 2024	$2,662	$—	$(5,682)	$12,988	$(332)	$46	$9,682
Comprehensive income (loss):
Net income	—	—	—	709	—	4	713
Other comprehensive income (loss)	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	1	—	151	(96)	—	—	56
Other	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$2,663	$—	$(5,781)	$13,450	$(332)	$46	$10,046

(a)
In the first quarter and second quarter of 2024, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $3 million and $96 million. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q2 2024 FORM 10-Q | 9

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

(a)
In the first quarter and second quarter of 2023, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $3 million and $82 million, respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 6.9 million shares of our common stock under the program during the three months ended June 30, 2024 for approximately $250 million. Approximately $3.6 billion remained authorized for repurchases under the program as of June 30, 2024. From the inception of this program in February of 2006 through June 30, 2024, we repurchased approximately 267 million shares of our common stock for a total cost of approximately $10.6 billion. We repurchased 8.1 million shares of our common stock under the program during the three months ended June 30, 2023 for approximately $250 million.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	June 30, 2024	December 31, 2023
Cumulative translation adjustments	$(83)	$(84)
Defined benefit and other postretirement liability adjustments	(210)	(207)
Other	(39)	(40)
Total accumulated other comprehensive loss	$(332)	$(331)

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

HAL Q2 2024 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of June 30, 2024, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of shares	2024	2023	2024	2023
Basic weighted average common shares outstanding	884	901	886	902
Dilutive effect of awards granted under our stock incentive plans	2	2	2	3
Diluted weighted average common shares outstanding	886	903	888	905

Antidilutive shares:
Options with exercise price greater than the average market price	10	13	10	14
Total antidilutive shares	10	13	10	14

Note 10. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt is as follows:

	June 30, 2024				December 31, 2023
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,352	$99	$7,451	$7,638	$7,419	$378	$7,797	$7,636

In the first half of 2024, the fair value of our total debt decreased as a result of higher bond yields.

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

Note 11. Subsequent Event

During July of 2024, we entered into a credit default swap (CDS) with a third-party financial institution. The CDS is related to a borrowing provided by the financial institution to one of our primary customers in Mexico, and a portion of the proceeds are expected to be utilized by this customer to pay certain of our outstanding receivables. The notional amount of the CDS could be as much as $260 million, and will reduce on a monthly basis over the 24-month term. We do not expect that the fair value of this derivative liability will be material to our consolidated financial statements.

HAL Q2 2024 FORM 10-Q | 11

Table of Contents	Part I. Item 2 | Executive Overview
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included in “Item 1. Financial Statements” contained herein.

EXECUTIVE OVERVIEW
Organization
We are one of the world’s largest providers of products and services to the energy industry. We help our customers maximize asset value throughout the lifecycle of the reservoir from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. Activity levels within our operations are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and natural gas companies. We report our results under two segments, the Completion and Production segment and the Drilling and Evaluation segment.
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

HAL Q2 2024 FORM 10-Q | 12

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended June 30, 2024.
Market conditions
Oil prices strengthened in the second quarter of 2024 as increased demand and OPEC+ production cuts tightened the oil market. While easing inflationary pressure has reduced macroeconomic uncertainty, risks associated with trade tensions and geopolitical unrest in the Middle East and the Russia-Ukraine conflict continue to be major sources of volatility for the oil and natural gas markets.

During the second quarter of 2024, the U.S. active rig count declined to its lowest level since the first quarter of 2022 as both oil and gas basins saw declines. The international rig count declined in the second quarter of 2024 from the first quarter of 2024 driven by Latin America, the Middle East, and Africa, after a sequential increase in the first quarter of 2024.

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

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of 2023 and 2024.

During the second quarter of 2024, we generated total company revenue of $5.8 billion, flat as compared to the second quarter of 2023. We reported operating income of $1.0 billion in the second quarter of 2024, an increase of 2% when compared to the second quarter of 2023. Our Completion and Production segment revenue decreased 2% in the second quarter of 2024 as compared to the second quarter of 2023. The decrease in revenue was primarily driven by lower pressure pumping services in U.S. land, partially offset by improved completion tool sales in the Eastern Hemisphere. Operating income for the segment increased due to international activity growth for pressure pumping services and completion tool sales.
HAL Q2 2024 FORM 10-Q | 13

Table of Contents	Part I. Item 2 | Executive Overview
Our Drilling and Evaluation segment revenue increased 5% in the second quarter of 2024 as compared to the second quarter of 2023, primarily due to increased drilling services in U.S. land and the Middle East and improved testing services in Latin America and the Middle East. Partially offsetting these improvements were lower drilling-related services in Africa.

Our North America revenue decreased 8% in the second quarter of 2024, as compared to the second quarter of 2023. This decline was primarily driven by decreased pressure pumping services and lower artificial lift activity in U.S. land. Partially offsetting these declines were increased completion tool sales in the Gulf of Mexico and higher drilling services in U.S. land.

Internationally, revenue increased 8% in the second quarter of 2024, as compared to the second quarter of 2023, largely driven by improved pressure pumping services and increased well intervention services in the regions and higher drilling services in the Middle East. Partially offsetting these improvements were decreased fluid services and lower wireline activity in Middle East/Asia and lower drilling-related services in Africa.

Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

Sustainability and Energy Mix Transition
In 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. At the same time, we support our customers in their emissions reduction efforts by continuously developing and deploying goods and services that are accretive to their goals as well as ours. As the energy mix transition unfolds, we seek to apply our expertise and resources in growth sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, hydrogen, and geothermal. Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs, which also allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital while we learn where we can strategically engage new markets. As of June 30, 2024, Halliburton Labs had 33 participating companies and alumni.

HAL Q2 2024 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had $2.1 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during the first six months of 2024
Sources of cash:
•Cash flows from operating activities were $1.6 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $365 million, primarily due to increased receivables.

Uses of cash:
•Capital expenditures were $677 million.
•We repurchased 13.9 million shares of our common stock for $500 million.
•We paid $302 million of dividends to our shareholders.

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

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 6.9 million shares of common stock during the second quarter of 2024 under this program. Approximately $3.6 billion remained authorized for repurchases as of June 30, 2024 and may be used for open market and other share purchases.

During 2023, we began our migration to SAP S4, which we expect to complete by the end of 2025. During the six months ended June 30, 2024, we incurred $63 million in expense on our SAP S4 migration. The total project investment is estimated to cost approximately $250 million, of which we have incurred $114 million to date. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.

Other factors affecting liquidity
Financial position in current market. As of June 30, 2024, we had $2.1 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $472 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of June 30, 2024, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
HAL Q2 2024 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources

During the fourth quarter of 2023, we entered into a CDS with a third-party financial institution. The CDS is related to a borrowing provided by the financial institution to one of our primary customers in Mexico, and a portion of the proceeds were utilized by this customer to pay certain of our outstanding receivables. The notional amount of the CDS, which was $248 million at the end of June 2024, will continue to reduce on a monthly basis over its remaining 20-month term.

Credit ratings. Our credit ratings with Standard & Poor’s (S&P) remain BBB+ for our long-term debt and A-2 for our short-term debt, with a positive outlook. Our credit ratings with Moody's Investors Service (Moody's) remain A3 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

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

Receivables from our primary customer in Mexico accounted for approximately 11% of our total receivables as of June 30, 2024. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.

HAL Q2 2024 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2024, based on the location of the services provided and products sold, 41% of our consolidated revenue was from the United States, compared to 46% of our consolidated revenue from the United States in the first six months of 2023. No other country accounted for more than 10% of our revenue for those periods.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers’ expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, during 2024, we generally expect that many of our customers in North America will continue their strategy of operating within their cash flows and generating returns rather than prioritizing production growth. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended June 30,		Year Ended December 31,
	2024	2023	2023
Oil price - WTI (1)	$82.72	$73.76	$77.64
Oil price - Brent (1)	84.65	78.32	82.47
Natural gas price - Henry Hub (2)	2.08	2.16	2.54

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
U.S. Land	583	699	593	722	669
U.S. Offshore	20	20	20	18	18
Canada	136	117	172	169	177
North America	739	836	785	909	864
International	963	959	964	937	948
Worldwide total	1,702	1,795	1,749	1,846	1,812

HAL Q2 2024 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
As we consider the balance of 2024, we remain positive on the oil and natural gas markets and continue to see strength across our portfolio. We expect strong oil and natural gas demand growth for the rest of 2024 as concerns about a potential economic slowdown ease. We believe long-term demand growth will be driven by economic expansion, energy security concerns, and population growth. Oil and natural gas continue to demonstrate their critical roles in the global economy in meeting this long term demand, and necessitate sustained capital investment in existing and new sources of production. To meet this growing demand, production will be needed from conventional, unconventional, deep-water, shallow-water, and short and long-cycle projects. Capital discipline by major oil and natural gas producers continues to underpin a more durable and less volatile upstream spending cycle versus prior cycles.

As noted above, rig counts and, as a result, service activity in North America continued to decline in the second quarter of 2024. Consequently, we expect our revenues in North America to decline in 2024 as compared to 2023. Nevertheless, we expect our international business to deliver about 10% revenue growth for the full year. and we remain confident that over the longer run investment in upstream activity will grow (including in North America) in order to meet growing demand for oil and natural gas and that demand for our products and services will grow accordingly.
HAL Q2 2024 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (QTD)
RESULTS OF OPERATIONS IN 2024 COMPARED TO 2023

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		Favorable	Percentage
Millions of dollars	2024	2023	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,401	$3,476	$(75)	(2)%
Drilling and Evaluation	2,432	2,322	110	5
Total revenue	$5,833	$5,798	$35	1%
By geographic region:
North America	$2,481	$2,696	$(215)	(8)%
Latin America	1,097	994	103	10
Europe/Africa/CIS	757	698	59	8
Middle East/Asia	1,498	1,410	88	6
Total revenue	$5,833	$5,798	$35	1%

Operating income:
By operating segment:
Completion and Production	$723	$707	$16	2%
Drilling and Evaluation	403	376	27	7
Total operations	1,126	1,083	43	4
Corporate and other	(65)	(59)	(6)	(10)%
SAP S4 upgrade expense	(29)	(13)	(16)	n/m
Total operating income	$1,032	$1,011	$21	2%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the second quarter of 2024 was $3.4 billion, a decrease of $75 million, or 2%, when compared to the second quarter of 2023. Operating income in the second quarter of 2024 was $723 million, an increase of $16 million, or 2%, when compared to the second quarter of 2023. The decrease in revenue was primarily driven by lower pressure pumping services in U.S. land, partially offset by improved completion tool sales in the Eastern Hemisphere. Operating income for the segment increased due to international activity growth for pressure pumping services and completion tool sales.

Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2024 was $2.4 billion, an increase of $110 million, or 5%, when compared to the second quarter of 2023. Operating income in the second quarter of 2024 was $403 million, an increase of $27 million, or 7%, when compared to the second quarter of 2023. These results were primarily driven by increased drilling services in U.S. land and the Middle East and improved testing services in Latin America and the Middle East. Partially offsetting these improvements were lower drilling-related services in Africa.

HAL Q2 2024 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (QTD)
Geographic Regions

North America
North America revenue in the second quarter of 2024 was $2.5 billion, an 8% decrease compared to the second quarter of 2023. This decline was primarily driven by decreased pressure pumping services and lower artificial lift activity in U.S. land. Partially offsetting these declines were increased completion tool sales in the Gulf of Mexico and higher drilling services in U.S. land.

Latin America
Latin America revenue in the second quarter of 2024 was $1.1 billion, a 10% increase compared to the second quarter of 2023. This increase was primarily driven by higher stimulation activity and improved wireline services in Argentina and Mexico, increased testing services in Mexico and the Caribbean, and improved project management activity in Ecuador. Partially offsetting these improvements were lower well construction activity, decreased software sales, and lower project management activity in Mexico, along with lower completion tool sales in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2024 was $757 million, an 8% increase compared to the second quarter of 2023. This increase was primarily driven by higher well construction activity, increased wireline services, and improved project management activity in Norway and increased completion tool sales in the region. Partially offsetting these increases was lower well construction activity in Africa.

Middle East/Asia
Middle East/Asia revenue in the second quarter of 2024 was $1.5 billion, a 6% increase compared to the second quarter of 2023. This increase was primarily driven by higher drilling services in Saudi Arabia and Qatar, improved well construction activity in United Arab Emirates, improved project management activity in Kuwait, and increased completion tool sales in Saudi Arabia. Partially offsetting these improvements were decreased fluid services in Saudi Arabia, lower project management activity in Iraq, Saudi Arabia, and Asia, along with decreased wireline activity across the region.

Other Operating Items

SAP S4 Upgrade Expense. During 2023, we began our migration to SAP S4, which we expect to complete by the end of 2025. During the second quarter of 2024, we recognized $29 million of expense on our SAP S4 migration. During the second quarter of 2023, we recognized $13 million of expense on our SAP S4 migration.

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

Income Tax Provision. During the three months ended June 30, 2024, we recorded a total income tax provision of $207 million on a pre-tax income of $920 million, resulting in an effective tax rate of 22.5% for the quarter. During the three months ended June 30, 2023, we recorded a total income tax provision of $167 million on a pre-tax income of $783 million, resulting in an effective tax rate of 21.3% for the quarter.

Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended June 30, 2024.
HAL Q2 2024 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (QTD)

Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2012. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through 2023, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the IRS.

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

We expect that resolving this dispute will take substantial time. In December 2023, we initiated the IRS administrative appeals process, which may take more than twelve months to complete. Failing a resolution through that process, the matter would ultimately be resolved by the United States federal courts.

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
HAL Q2 2024 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (YTD)
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended June 30,		Favorable	Percentage
Millions of dollars	2024	2023	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$6,774	$6,885	$(111)	(2)%
Drilling and Evaluation	4,863	4,590	273	6
Total revenue	$11,637	$11,475	$162	1%
By geographic region:
North America	$5,027	$5,461	$(434)	(8)%
Latin America	2,205	1,909	296	16
Europe/Africa/CIS	1,486	1,360	126	9
Middle East/Asia	2,919	2,745	174	6
Total revenue	$11,637	$11,475	$162	1%

Operating income:
By operating segment:
Completion and Production	$1,411	$1,373	$38	3%
Drilling and Evaluation	801	745	56	8
Total operations	$2,212	$2,118	$94	4
Corporate and other	(130)	(117)	(13)	(11)%
SAP S4 upgrade expense	(63)	(13)	(50)	n/m
Total operating income	$2,019	$1,988	$31	2%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first six months of 2024 was $6.8 billion, a decrease of $111 million, or 2%, compared to the first six months of 2023. Operating income for the segment in the first six months of 2024 was $1.4 billion, an increase of $38 million, or 3%, compared to the first six months of 2023. The decrease in revenue was largely driven by lower pressure pumping services in U.S. land. Partially offsetting this decline were higher completion tool sales and improved artificial lift activity globally, improved cementing services internationally, and higher stimulation activity in Latin America. Operating income for the segment increased due to pressure pumping and completion tools activity growth internationally, completion tools activity growth in the Gulf of Mexico, and artificial lift activity and pricing improvements in U.S. land.

Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2024 was $4.9 billion, an increase of $273 million, or 6%, compared to the first six months of 2023. Operating income for the segment in the first six months of 2024 was $801 million, an increase of $56 million, or 8%, compared to the first six months of 2023. These results were primarily driven by improved drilling services in the Middle East and U.S. land, higher drilling services, improved wireline activity, and increased testing services in Latin America, and improved fluid services in Europe. These improvements were partially offset by lower project management activity and decreased fluid services in Saudi Arabia, lower drilling services in Africa and Asia, and decreased wireline activity in North America.

HAL Q2 2024 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (YTD)
Geographic Regions

North America
North America revenue in the first six months of 2024 was $5.0 billion, an 8% decrease compared to the first six months of 2023, resulting primarily from lower pressure pumping services in U.S. land. Partially offsetting this decline were improved completion tool sales, higher well construction activity and improved stimulation activity in the Gulf of Mexico, and increased drilling services in U.S. land.

Latin America
Latin America revenue in the first six months of 2024 was $2.2 billion, a 16% increase compared to the first six months of 2023, resulting primarily from increased activity across multiple product service lines in Argentina, Mexico, and the Caribbean, higher project management activity in Ecuador, and increased testing services in Brazil. Partially offsetting these improvements were lower pressure pumping services and decreased project management activity in Colombia and decreased drilling-related services in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2024 was $1.5 billion, a 9% increase compared to the first six months of 2023, resulting primarily from increased well construction activity, higher project management activity, and improved completion tool sales in Norway and higher completion tool sales in Africa. Partially offsetting these increases was drilling-related services in Africa.

Middle East/Asia
Middle East/Asia revenue in the first six months of 2024 was $2.9 billion, a 6% increase compared to the first six months of 2023, resulting primarily from increased project management activity and improved well construction activity in Kuwait, improved drilling services, higher completion tool sales, and increased cementing services in Saudi Arabia, higher well construction activity in United Arab Emirates, and improved drilling services in Qatar. Partially offsetting these improvements were lower project management activity and decreased fluid services in Saudi Arabia and Asia.

Other Operating Items

SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we expect to complete by the end of 2025. During the six months ended June 30, 2024, we recognized $63 million of expense on our SAP S4 migration. During the six months ended June 30, 2023, we recognized $13 million of expense on our SAP S4 migration.

Nonoperating Items

Argentina Impairment on Investment. In 2022 and 2023, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the six months ended June 30, 2024, we recorded a loss of $38 million in March of 2024 due to the fair value decrease in one of the notes, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections.

Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $38 million in the six months ended June 30, 2024, due to the devaluation of the currency in Egypt.

Argentina Blue Chip Swap. As noted above, during the six months ended June 30, 2023, we entered into Blue Chip Swap transactions, which resulted in a $104 million pre-tax loss on investment.

Income Tax Provision. During the six months ended June 30, 2024, we recorded a total income tax provision of $385 million on a pre-tax income of $1.7 billion, resulting in an effective tax rate of 22.6%. During the six months ended June 30, 2023, we recorded a total income tax provision of $341 million on pre-tax income of $1.6 billion, resulting in an effective tax rate of 21.1%.

Pillar Two. As previously mentioned, The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the six months ended June 30, 2024.

HAL Q2 2024 FORM 10-Q | 23

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q2 2024 FORM 10-Q | 24

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 8 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2024, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
HAL Q2 2024 FORM 10-Q | 25

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	1,503,437	$39.42	1,480,150	$3,741,634,079
May 1 - 31	3,683,448	$37.01	3,046,153	$3,629,173,334
June 1 - 30	2,394,442	$33.95	2,337,622	$3,550,012,895
Total	7,581,327	$36.52	6,863,925

(a)
Of the 7,581,327 shares purchased during the three-month period ended June 30, 2024, 717,402 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $3.6 billion remained authorized for repurchases under the program as of June 30, 2024. From the inception of this program in February of 2006 through June 30, 2024, we repurchased approximately 267 million shares of our common stock for a total cost of approximately $10.6 billion.

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
HAL Q2 2024 FORM 10-Q | 26

Table of Contents	Part II. Item 5 | Other Information

Item 5. Other Information

During the three months ended June 30, 2024, the following officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Start Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Jeffrey A. Miller	Chairman of the Board, President and Chief Executive Officer	Plan Adoption	5/13/2024	5/9/2025	1,023,032.00	Yes
HAL Q2 2024 FORM 10-Q | 27

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

	3.1	By-laws of Halliburton Company revised effective May 2, 2024 (incorporated by reference to Exhibit 3.1 of Halliburton's Form 8-K filed May 3, 2024, File No. 001-03492).

†	10.1
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 13, 2024 (incorporated by reference to Appendix A of Halliburton's proxy statement filed April 2, 2024, File No. 001-03492).

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

HAL Q2 2024 FORM 10-Q | 28

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

Date: July 29, 2024

HAL Q2 2024 FORM 10-Q | 29