Form 10-Q
period 2024-09-30
HALLIBURTON CO
filed 2024-11-07
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes ☒ No
As of October 31, 2024, there were 878,501,985 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.

HALLIBURTON COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares except per share data	2024	2023	2024	2023
Revenue:
Services	$4,093	$4,131	$12,454	$12,478
Product sales	1,604	1,673	4,880	4,801
Total revenue	5,697	5,804	17,334	17,279
Operating costs and expenses:
Cost of services	3,361	3,349	10,206	10,152
Cost of sales	1,266	1,337	3,853	3,900
General and administrative	55	58	178	166
Impairments and other charges	116	—	116	—
SAP S4 upgrade expense	28	23	91	36
Total operating costs and expenses	4,826	4,767	14,444	14,254
Operating income	871	1,037	2,890	3,025
Interest expense, net of interest income of $28, $24, $72, and $59	(85)	(94)	(269)	(297)
Loss on Blue Chip Swap transactions	—	—	—	(104)
Other, net	(52)	(27)	(180)	(96)
Income before income taxes	734	916	2,441	2,528
Income tax provision	(154)	(192)	(539)	(533)
Net income	$580	$724	$1,902	$1,995
Net income attributable to noncontrolling interest	(9)	(8)	(16)	(18)
Net income attributable to company	$571	$716	$1,886	$1,977

Basic net income per share	$0.65	$0.80	$2.13	$2.19
Diluted net income per share	$0.65	$0.79	$2.13	$2.19
Basic weighted average common shares outstanding	881	898	885	901
Diluted weighted average common shares outstanding	881	902	886	904
See notes to condensed consolidated financial statements.
HAL Q3 2024 FORM 10-Q | 1

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Net income	$580	$724	$1,902	$1,995
Other comprehensive income, net of income taxes	3	1	3	3
Comprehensive income	$583	$725	$1,905	$1,998
Comprehensive income attributable to noncontrolling interest	(9)	(8)	(17)	(18)
Comprehensive income attributable to company shareholders	$574	$717	$1,888	$1,980
See notes to condensed consolidated financial statements.

HAL Q3 2024 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and equivalents	$2,178	$2,264
Receivables (net of allowances for credit losses of $756 and $742)	5,339	4,860
Inventories	3,194	3,226
Other current assets	1,332	1,193
Total current assets	12,043	11,543
Property, plant, and equipment (net of accumulated depreciation of $12,431 and $12,064)	4,945	4,900
Goodwill	2,838	2,850
Deferred income taxes	2,446	2,505
Operating lease right-of-use assets	1,001	1,088
Other assets	2,058	1,797
Total assets	$25,331	$24,683
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,009	$3,147
Accrued employee compensation and benefits	690	689
Income tax payable	482	390
Taxes other than income	281	370
Current portion of operating lease liabilities	251	262
Other current liabilities	747	750
Total current liabilities	5,460	5,608
Long-term debt	7,639	7,636
Operating lease liabilities	805	911
Employee compensation and benefits	392	408
Other liabilities	683	687
Total liabilities	14,979	15,250
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,065 shares)	2,662	2,663
Paid-in capital in excess of par value	38	63
Accumulated other comprehensive loss	(329)	(331)
Retained earnings	13,865	12,536
Treasury stock, at cost (187 and 176 shares)	(5,940)	(5,540)
Company shareholders’ equity	10,296	9,391
Noncontrolling interest in consolidated subsidiaries	56	42
Total shareholders’ equity	10,352	9,433
Total liabilities and shareholders’ equity	$25,331	$24,683
See notes to condensed consolidated financial statements.

HAL Q3 2024 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2024	2023
Cash flows from operating activities:
Net income	$1,902	$1,995
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	804	742
Impairments and other charges	116	—
Changes in assets and liabilities:
Receivables	(516)	(522)
Accounts payable	(145)	137
Inventories	16	(413)
Other operating activities	232	109
Total cash flows provided by operating activities	2,409	2,048
Cash flows from investing activities:
Capital expenditures	(1,016)	(980)
Purchases of investment securities	(320)	(301)
Proceeds from sales of property, plant, and equipment	149	136
Sales of investment securities	137	112
Other investing activities	(160)	(91)
Total cash flows used in investing activities	(1,210)	(1,124)
Cash flows from financing activities:
Stock repurchase program	(696)	(546)
Dividends to shareholders	(452)	(433)
Payments on long-term borrowings	—	(150)
Other financing activities	(37)	2
Total cash flows used in financing activities	(1,185)	(1,127)
Effect of exchange rate changes on cash	(100)	(107)
Decrease in cash and equivalents	(86)	(310)
Cash and equivalents at beginning of period	2,264	2,346
Cash and equivalents at end of period	$2,178	$2,036
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$336	$355
Income taxes	$369	$528
See notes to condensed consolidated financial statements.

HAL Q3 2024 FORM 10-Q | 4

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2024, the results of our operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

The results of our operations for the three and nine months ended September 30, 2024 may not be indicative of results for the full year.

Note 2. Impairments and Other Charges

The following table presents various pre-tax charges we recorded during the three and nine months ended September 30, 2024, which are reflected within “Impairments and other charges” on our condensed consolidated statements of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
Millions of dollars	2024	2024
Severance	$63	$63
Impairment of assets held for sale	49	49
Cybersecurity incident	35	35
Gain on equity investment	(43)	(43)
Other	12	12
Total impairments and other charges	$116	$116

Of the $116 million net charges recorded during the three and nine months ended September 30, 2024, $45 million was attributable to our Completion and Production segment, $34 million was attributable to our Drilling and Evaluation segment, and $37 million was attributable to Corporate and other.

During the three months ended September 30, 2024, we recorded $63 million in severance expense as we rationalized global headcount to reflect growth expectations.

During the third quarter of 2024, we recorded a $49 million impairment associated with a strategic decision to market for sale a portion of our chemical business.

HAL Q3 2024 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
As disclosed within our Form 8-Ks filed on August 23, 2024, and September 3, 2024, we became aware that an unauthorized third party gained access to certain of our systems. As a result, we incurred $35 million in expenses during the three months ended September 30, 2024 related to the engagement of external advisors to assess and remediate the effects of the activity, and restore our systems, as well as legal fees, payroll related costs, and other expenses.

Additionally, we recognized a gain of $43 million related to a fair value adjustment on an equity investment during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2023, there were no amounts recorded in impairments and other charges.

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

The following table presents information on our business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Revenue:
Completion and Production	$3,299	$3,487	$10,073	$10,372
Drilling and Evaluation	2,398	2,317	7,261	6,907
Total revenue	$5,697	$5,804	$17,334	$17,279
Operating income:
Completion and Production	$669	$746	$2,080	$2,119
Drilling and Evaluation	406	378	1,207	1,123
Total operations	1,075	1,124	3,287	3,242
Corporate and other (a)	(60)	(64)	(190)	(181)
SAP S4 upgrade expense	(28)	(23)	(91)	(36)
Impairments and other charges (b)	(116)	—	(116)	—
Total operating income	$871	$1,037	$2,890	$3,025
Interest expense, net of interest income	(85)	(94)	(269)	(297)
Loss on Blue Chip Swap transactions (c)	—	—	—	(104)
Other, net (d)	(52)	(27)	(180)	(96)
Income before income taxes	$734	$916	$2,441	$2,528

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
For the three and nine months ended September 30, 2024, the amount includes a $45 million charge attributable to Completion and Production, a $34 million charge attributable to Drilling and Evaluation, and a $37 million charge attributable to Corporate and other. See Note 2 for further discussion on impairments and other charges.

(c)
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. Our execution of certain trades, known as Blue Chip Swaps, which effectively results in a parallel U.S. dollar exchange rate, resulted in a $104 million pre-tax loss during the nine months ended September 30, 2023.

(d)	During the nine months ended September 30, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.

HAL Q3 2024 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 41% and 45% of our consolidated revenue was from the United States for the nine months ended September 30, 2024 and 2023, respectively. No other country accounted for more than 10% of our revenue for those periods.

The following table presents information on our disaggregated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Revenue by segment:
Completion and Production	$3,299	$3,487	$10,073	$10,372
Drilling and Evaluation	2,398	2,317	7,261	6,907
Total revenue	$5,697	$5,804	$17,334	$17,279
Revenue by geographic region:
North America	$2,386	$2,608	$7,413	$8,069
Latin America	1,053	1,048	3,258	2,957
Europe/Africa/CIS	722	734	2,208	2,094
Middle East/Asia	1,536	1,414	4,455	4,159
Total revenue	$5,697	$5,804	$17,334	$17,279

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

HAL Q3 2024 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of September 30, 2024, 30% of our net trade receivables was from customers in the United States and 12% was from customers in Mexico. As of December 31, 2023, 33% of our net trade receivables was from customers in the United States and 9% was from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 10% and 6% of our total receivables as of September 30, 2024 and December 31, 2023, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer. No country other than the United States and Mexico or single customer accounted for more than 10% of our net trade receivables at those dates.

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

Note 5. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2024	December 31, 2023
Finished products and parts	$1,987	$2,069
Raw materials and supplies	1,063	1,021
Work in process	144	136
Total inventories	$3,194	$3,226

Note 6. Accounts Payable

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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $321 million as of September 30, 2024, and $322 million as of December 31, 2023, and are included in accounts payable on the condensed consolidated balance sheets.

HAL Q3 2024 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Income Taxes

During the three months ended September 30, 2024, we recorded a total income tax provision of $154 million, which included a partial release of a valuation allowance on our deferred tax assets in the amount of $41 million, on a pre-tax income of $734 million, resulting in an effective tax rate of 21.0% for the quarter. During the three months ended September 30, 2023, we recorded a total income tax provision of $192 million on a pre-tax income of $916 million, resulting in an effective tax rate of 21.0% for the quarter.

During the nine months ended September 30, 2024, we recorded a total income tax provision of $539 million, which included a partial release of a valuation allowance on our deferred tax assets in the amount of $41 million, on a pre-tax income of $2.4 billion, resulting in an effective tax rate of 22.1% for the period. During the nine months ended September 30, 2023, we recorded a total income tax provision of $533 million on a pre-tax income of $2.5 billion, resulting in an effective tax rate of 21.1% for the period.

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

As of September 30, 2024, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.

Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next twelve months.
HAL Q3 2024 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	606	—	3	609
Other comprehensive income (loss)	—	—	—	—	(1)	1	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(63)	108	(3)	—	—	41
Other	—	—	—	—	—	—	—
Balance at March 31, 2024	$2,662	$—	$(5,682)	$12,988	$(332)	$46	$9,682
Comprehensive income (loss):
Net income	—	—	—	709	—	4	713
Other comprehensive income (loss)	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	1	—	151	(96)	—	—	56
Other	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$2,663	$—	$(5,781)	$13,450	$(332)	$46	$10,046
Comprehensive income (loss):
Net income	—	—	—	571	—	9	580
Other comprehensive income	—	—	—	—	3	—	3
Cash dividends ($0.17 per share)	—	—	—	(150)	—	—	(150)
Stock repurchase program	—	—	(196)	—	—	—	(196)
Stock plans (a)	(1)	38	37	(6)	—	—	68
Other	—	—	—	—	—	1	1
Balance at September 30, 2024	$2,662	$38	$(5,940)	$13,865	$(329)	$56	$10,352

(a)
In the first, second, and third quarter of 2024, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $3 million, $96 million, and $6 million, respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

HAL Q3 2024 FORM 10-Q | 10

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

(a)
In the first, second, and third quarters of 2023, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero, which resulted in a reduction of retained earnings by $3 million, $82 million, and $13 million, respectively. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 6.2 million shares of our common stock under the program during the three months ended September 30, 2024 for $196 million. Approximately $3.4 billion remained authorized for repurchases under the program as of September 30, 2024. From the inception of this program in February of 2006 through September 30, 2024, we repurchased 273 million shares of our common stock for a total cost of approximately $10.8 billion. We repurchased 5.1 million shares of our common stock under the program during the three months ended September 30, 2023 for approximately $200 million.

Accumulated other comprehensive loss consisted of the following:

Millions of dollars	September 30, 2024	December 31, 2023
Cumulative translation adjustments	$(82)	$(84)
Defined benefit and other postretirement liability adjustments	(209)	(207)
Other	(38)	(40)
Total accumulated other comprehensive loss	$(329)	$(331)

HAL Q3 2024 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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

Guarantee arrangements
In the normal course of business, we have agreements with financial institutions under which approximately $2.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of September 30, 2024, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of shares	2024	2023	2024	2023
Basic weighted average common shares outstanding	881	898	885	901
Dilutive effect of awards granted under our stock incentive plans	—	4	1	3
Diluted weighted average common shares outstanding	881	902	886	904

Antidilutive shares:
Options with exercise price greater than the average market price	9	11	10	13
Total antidilutive shares	9	11	10	13

Note 11. Fair Value of Financial Instruments

The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt is as follows:

	September 30, 2024				December 31, 2023
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,711	$101	$7,812	$7,639	$7,419	$378	$7,797	$7,636

In the first nine months of 2024, the fair value of our total debt increased as a result of lower bond yields.

Our debt categorized within level 1 on the fair value hierarchy is calculated using quoted prices in active markets for identical liabilities with transactions occurring on the last two days of period-end. Our debt categorized within level 2 on the fair value hierarchy is calculated using significant observable inputs for similar liabilities where estimated values are determined from observable data points on our other bonds and on other similarly rated corporate debt or from observable data points of transactions occurring prior to two days from period-end and adjusting for changes in market conditions. Differences between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when third-party market transactions on our debt are executed. We have no debt categorized within level 3 on the fair value hierarchy.

HAL Q3 2024 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Credit risk
During the fourth quarter of 2023, we entered into a credit default swap (CDS) with a third-party financial institution with an initial notional amount of $300 million. The CDS is related to a borrowing provided by the financial institution to one of our primary customers in Mexico, and a portion of the proceeds were utilized by this customer to pay certain of our outstanding receivables. The outstanding notional amount of the CDS, which was $217 million as of September 30, 2024, will continue to reduce on a monthly basis over its remaining 17-month term.

During the third quarter of 2024, we entered into a CDS with a different third-party financial institution with an initial notional amount of $256 million. The CDS is related to a borrowing provided by the financial institution to one of our primary customers in Mexico, and a portion of the proceeds were utilized by this customer to pay certain of our outstanding receivables. The outstanding notional amount of the CDS, which was $235 million as of September 30, 2024, will continue to reduce on a monthly basis over its remaining 21-month term.

The fair value of the derivative liabilities was not material to our financial condition as of September 30, 2024.

HAL Q3 2024 FORM 10-Q | 13

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
•Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Artificial Lift, Cementing, Completion Tools, Multi-Chem, Pipeline and Process Services, Production Enhancement, and Production Solutions. During the third quarter of 2024, we made a strategic decision to market for sale a portion of our chemical business.
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
The business operations of our segments are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With over 48,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.

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

HAL Q3 2024 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended September 30, 2024.
Market conditions
Oil prices declined in the third quarter of 2024 from the second quarter of 2024 as a result of demand concerns coupled with increased supply. While easing inflationary pressure has reduced macroeconomic uncertainty, risks associated with trade tensions and geopolitical unrest in the Middle East and the Russia-Ukraine conflict continue to be major sources of volatility for the oil and natural gas markets.

During the third quarter of 2024, the U.S. active rig count declined to its lowest level since the first quarter of 2022 as both oil and gas basins saw declines. The international rig count continued to decline in the third quarter of 2024 from the second quarter of 2024 driven by Asia-Pacific, Latin America, and Europe.

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

Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of 2023 and 2024.

During the third quarter of 2024, we generated total company revenue of $5.7 billion, a 2% decrease as compared to the third quarter of 2023. We reported operating income of $871 million, including impairments and other charges of $116 million, in the third quarter of 2024, a decrease of 16% when compared to the third quarter of 2023.

HAL Q3 2024 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Executive Overview
Our Completion and Production segment revenue decreased 5% in the third quarter of 2024 as compared to the third quarter of 2023. The decrease in revenue was largely driven by decreased stimulation activity in the Western Hemisphere and lower completion tool sales in the Gulf of Mexico, the Caspian Area and the North Sea. Partially offsetting these decreases were increased pressure pumping services in Canada, the Gulf of Mexico, and the Middle East, improved cementing activity in Latin America and Europe, and higher completion tool sales in Saudi Arabia.

Our Drilling and Evaluation segment revenue increased 3% in the third quarter of 2024 as compared to the third quarter of 2023, primarily due to increased drilling services in the Western Hemisphere and Middle East/Asia, improved project management activity in Ecuador, Mexico and Kuwait, and higher testing services in Middle East/Asia and Latin America. Partially offsetting these improvements were decreased fluid services in the Gulf of Mexico and Eastern Hemisphere, and lower wireline activity in the Gulf of Mexico and Africa.

Our North America revenue decreased 9% in the third quarter of 2024, as compared to the third quarter of 2023. This decline was primarily driven by lower pressure pumping services and decreased well intervention services in U.S. land. Additionally, there was decreased activity across multiple product services lines in the Gulf of Mexico partly due to the impacts from hurricanes. Partially offsetting these declines were improved pressure pumping services in Canada and the Gulf of Mexico, along with increased drilling services in the region.

Internationally, revenue increased 4% in the third quarter of 2024, as compared to the third quarter of 2023, largely driven by increased activity across multiple product service lines in Kuwait, improved well construction activity in Mexico and United Arab Emirates, and higher pressure pumping services and completion tool sales in the Middle East. Partially offsetting these improvements were decreased completion tool sales and lower stimulation activity in Latin America.

Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

Sustainability and Energy Mix Transition
In 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. At the same time, we support our customers in their emissions reduction efforts by continuously developing and deploying goods and services that are accretive to their goals as well as ours. As the energy mix transition unfolds, we seek to apply our expertise and resources in growth sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, hydrogen, and geothermal. Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs, which also allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital while we learn where we can strategically engage new markets. As of September 30, 2024, Halliburton Labs had 33 participating companies and alumni.

Cybersecurity Incident
On August 21, 2024, we became aware that an unauthorized third party gained access to certain of our systems, as previously disclosed in our Form 8-Ks filed with the Securities and Exchange Commission on August 23, 2024 and September 3, 2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions. As we previously disclosed, we know the unauthorized third party exfiltrated information from our systems. We will continue to incur certain expenses related to our response to and resolution of this incident. We believe the incident has not had, and is not reasonably likely to have, a material impact on the Company’s financial condition or results of operations.

HAL Q3 2024 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had $2.2 billion of cash and equivalents, compared to $2.3 billion of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during the first nine months of 2024
Sources of cash:
•Cash flows from operating activities were $2.4 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $645 million, primarily due to increased receivables.

Uses of cash:
•Capital expenditures were $1.0 billion.
•We repurchased 20.1 million shares of our common stock for $696 million.
•We paid $452 million of dividends to our shareholders.

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

While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $150 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for 2024.

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 6.2 million shares of common stock during the third quarter of 2024 under this program. Approximately $3.4 billion remained authorized for repurchases as of September 30, 2024 and may be used for open market and other share purchases.

During 2023, we began our migration to SAP S4, which we now expect to complete in the first half of 2026. During the nine months ended September 30, 2024, we incurred $91 million in expense on our SAP S4 migration. The total project investment is now estimated to increase between $20 million and $30 million above our initial $250 million forecast, of which we have incurred $142 million to date. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.

Other factors affecting liquidity
Financial condition in current market. As of September 30, 2024, we had $2.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $472 million coming due beginning in 2025 through 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.6 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of September 30, 2024, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
HAL Q3 2024 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources

We have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of September 30, 2024 of $452 million related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. As of September 30, 2024, the notional amounts of these CDSs were approximately $217 million and $235 million, respectively, which these amounts will decline over the remaining terms of the instruments (17 months and 21 months, respectively). The fair value of the derivative liabilities was not material to our financial condition as of September 30, 2024.

Credit ratings. Our credit ratings with Standard & Poor’s remain BBB+ for our long-term debt and A-2 for our short-term debt, with a positive outlook. Our credit ratings with Moody's Investors Service remain A3 for our long-term debt and P-2 for our short-term debt, with a stable outlook.

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

Receivables from our primary customer in Mexico accounted for approximately 10% of our total receivables as of September 30, 2024. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.

HAL Q3 2024 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2024, based on the location of the services provided and products sold, 41% of our consolidated revenue was from the United States, compared to 45% of our consolidated revenue from the United States in the first nine months of 2023. No other country accounted for more than 10% of our revenue for those periods.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices and our customers’ expectations about future prices, global oil supply and demand, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. Additionally, during the remainder of 2024, we generally expect that many of our customers in North America will continue their strategy of operating within their cash flows and generating returns rather than prioritizing production growth. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended September 30,		Year Ended December 31,
	2024	2023	2023
Oil price - WTI (1)	$76.24	$82.30	$77.64
Oil price - Brent (1)	79.84	86.66	82.47
Natural gas price - Henry Hub (2)	2.11	2.59	2.54

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
U.S. Land	566	630	584	691	669
U.S. Offshore	20	19	20	18	18
Canada	210	188	184	175	177
North America	796	837	788	884	864
International	937	951	955	942	948
Worldwide total	1,733	1,788	1,743	1,826	1,812

HAL Q3 2024 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
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

As noted above, rig counts and, as a result, service activity in U.S. continued to decline in the third quarter of 2024. Consequently, we expect our revenues in North America to decline in 2024 as compared to 2023. Nevertheless, we expect our international business to deliver mid to high single digit revenue growth for the full year of 2024.
HAL Q3 2024 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (QTD)
RESULTS OF OPERATIONS IN 2024 COMPARED TO 2023

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

	Three Months Ended September 30,		Favorable	Percentage
Millions of dollars	2024	2023	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,299	$3,487	$(188)	(5)%
Drilling and Evaluation	2,398	2,317	81	3
Total revenue	$5,697	$5,804	$(107)	(2)%
By geographic region:
North America	$2,386	$2,608	$(222)	(9)%
Latin America	1,053	1,048	5	—
Europe/Africa/CIS	722	734	(12)	(2)
Middle East/Asia	1,536	1,414	122	9
Total revenue	$5,697	$5,804	$(107)	(2)%

Operating income:
By operating segment:
Completion and Production	$669	$746	$(77)	(10)%
Drilling and Evaluation	406	378	28	7
Total operations	1,075	1,124	(49)	(4)
Corporate and other	(60)	(64)	4	6
SAP S4 upgrade expense	(28)	(23)	(5)	(22)
Impairments and other charges	(116)	—	(116)	n/m
Total operating income	$871	$1,037	$(166)	(16)%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the third quarter of 2024 was $3.3 billion, a decrease of $188 million, or 5%, when compared to the third quarter of 2023. Operating income in the third quarter of 2024 was $669 million, a decrease of $77 million, or 10%, when compared to the third quarter of 2023. These results were largely driven by decreased stimulation activity in the Western Hemisphere and lower completion tool sales in the Gulf of Mexico, the Caspian Area and the North Sea. Partially offsetting these decreases were increased pressure pumping services in Canada, the Gulf of Mexico, and the Middle East, improved cementing activity in Latin America and Europe, and higher completion tool sales in Saudi Arabia.

Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2024 was $2.4 billion, an increase of $81 million, or 3%, when compared to the third quarter of 2023. Operating income in the third quarter of 2024 was $406 million, an increase of $28 million, or 7%, when compared to the third quarter of 2023. These results were primarily driven by increased drilling services in the Western Hemisphere and Middle East/Asia, improved project management activity in Ecuador, Mexico and Kuwait, and higher testing services in Middle East/Asia and Latin America. Partially offsetting these improvements were decreased fluid services in the Gulf of Mexico and Eastern Hemisphere, and lower wireline activity in the Gulf of Mexico and Africa.

HAL Q3 2024 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (QTD)
Geographic Regions

North America
North America revenue in the third quarter of 2024 was $2.4 billion, a 9% decrease compared to the third quarter of 2023. This decline was primarily driven by lower pressure pumping services and decreased well intervention services in U.S. land. Additionally, there was decreased activity across multiple product services lines in the Gulf of Mexico partly due to the impacts from hurricanes. Partially offsetting these declines were improved pressure pumping services in Canada and the Gulf of Mexico, along with increased drilling services in the region.

Latin America
Latin America revenue in the third quarter of 2024 was $1.1 billion, flat compared to the third quarter of 2023. Increased well construction activity and improved project management activity in Ecuador and Mexico were offset by decreased completion tool sales in Brazil, lower stimulation activity in Argentina and Brazil, and lower project management and well construction activity in Colombia.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2024 was $722 million, a 2% decrease compared to the third quarter of 2023. This decrease was primarily driven by lower drilling-related services in the North Sea, decreased completion tool sales in the Caspian Area and the North Sea, and declined wireline activity in Africa. Partially offsetting these declines were improved cementing and higher project management activity in the North Sea, along with increased well intervention services in the region.

Middle East/Asia
Middle East/Asia revenue in the third quarter of 2024 was $1.5 billion, a 9% increase compared to the third quarter of 2023. This increase resulted from increased activity across multiple product service lines in Kuwait and Australia, improved pressure pumping services and higher completion tool sales in Saudi Arabia, higher well construction activity in United Arab Emirates, and increased testing services in the region. Partially offsetting these improvements were lower fluid services in Saudi Arabia and Indonesia.

Other Operating Items

SAP S4 Upgrade Expense. During 2023, we began our migration to SAP S4, which we now expect to complete in the first half of 2026. During the third quarter of 2024, we recognized $28 million of expense on our SAP S4 migration. During the third quarter of 2023, we recognized $23 million of expense on our SAP S4 migration.

Impairments and Other Charges. During the three months ended September 30, 2024, we took a pre-tax charge of $116 million primarily related to severance costs, an impairment of assets held for sale, expenses related to a cybersecurity incident, a gain on a fair value adjustment of an equity investment, and other items. See Notes to Condensed Consolidated Financial Statements, Note 2. Impairments and Other Charges for further discussion of these charges.

Nonoperating Items

Income Tax Provision. During the three months ended September 30, 2024, we recorded a total income tax provision of $154 million on a pre-tax income of $734 million, resulting in an effective tax rate of 21.0% for the quarter. We recorded a tax benefit of $41 million during the three months ended September 30, 2024, due to a partial release of a valuation allowance on our deferred tax assets based on market conditions. During the three months ended September 30, 2023, we recorded a total income tax provision of $192 million on a pre-tax income of $916 million, resulting in an effective tax rate of 21.0% for the quarter.

Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended September 30, 2024.
HAL Q3 2024 FORM 10-Q | 22

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
HAL Q3 2024 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (YTD)
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Favorable	Percentage
Millions of dollars	2024	2023	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$10,073	$10,372	$(299)	(3)%
Drilling and Evaluation	7,261	6,907	354	5
Total revenue	$17,334	$17,279	$55	—%
By geographic region:
North America	$7,413	$8,069	$(656)	(8)%
Latin America	3,258	2,957	301	10
Europe/Africa/CIS	2,208	2,094	114	5
Middle East/Asia	4,455	4,159	296	7
Total revenue	$17,334	$17,279	$55	—%

Operating income:
By operating segment:
Completion and Production	$2,080	$2,119	$(39)	(2)%
Drilling and Evaluation	1,207	1,123	84	7
Total operations	3,287	3,242	45	1
Corporate and other	(190)	(181)	(9)	(5)
SAP S4 upgrade expense	(91)	(36)	(55)	n/m
Impairments and other charges	(116)	—	(116)	n/m
Total operating income	$2,890	$3,025	$(135)	(4)%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue in the first nine months of 2024 was $10.1 billion, a decrease of $299 million, or 3%, compared to the first nine months of 2023. Operating income for the segment in the first nine months of 2024 was $2.1 billion, a decrease of $39 million, or 2%, compared to the first nine months of 2023. These results were largely driven by lower pressure pumping services in U.S. land and declined well intervention services in North America. Partially offsetting these declines were increased pressure pumping services in Canada, the Gulf of Mexico, Argentina, Europe and the Middle East, higher completion tool sales in the Gulf of Mexico, Europe/Africa and Saudi Arabia, and improved artificial lift activity globally.

Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2024 was $7.3 billion, an increase of $354 million, or 5%, compared to the first nine months of 2023. Operating income for the segment in the first nine months of 2024 was $1.2 billion, an increase of $84 million, or 7%, compared to the first nine months of 2023. These results were primarily driven by increased drilling services in the Western Hemisphere and the Middle East, improved activity across multiple product service lines in Mexico, increased testing services in Latin America and the Middle East, and higher project management activity in Kuwait. These improvements were partially offset by lower wireline activity in North America, reduced drilling services in Europe/Africa, and decreased fluid services in Brazil, Africa, and Asia.

HAL Q3 2024 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (YTD)
Geographic Regions

North America
North America revenue in the first nine months of 2024 was $7.4 billion, an 8% decrease compared to the first nine months of 2023, resulting primarily from lower pressure pumping services in U.S. land, decreased well intervention services and lower wireline activity in U.S. land and the Gulf of Mexico, and decreased fluid services in the region. Partially offsetting these declines were increased pressure pumping services in Canada and the Gulf of Mexico and improved drilling services and completion tool sales in the region.

Latin America
Latin America revenue in the first nine months of 2024 was $3.3 billion, a 10% increase compared to the first nine months of 2023, resulting primarily from improved activity across multiple product service lines in Mexico, increased pressure pumping and drilling-related services in Argentina, improved project management activity in Ecuador, and higher testing services and wireline activity in the region. Partially offsetting these improvements were lower completion tool sales in Brazil and reduced project management activity in Colombia.

Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2024 was $2.2 billion, a 5% increase compared to the first nine months of 2023, resulting primarily from increased pressure pumping services and higher project management activity in Europe, improved completion tool sales in the region, and improved fluid services in the North Sea and the Caspian Area. Partially offsetting these increases were decreased activity across multiple product service lines in Africa, as well as lower drilling services in the region.

Middle East/Asia
Middle East/Asia revenue in the first nine months of 2024 was $4.5 billion, a 7% increase compared to the first nine months of 2023, resulting primarily from increased drilling services, pressure pumping services, and testing services in the Middle East, higher completion tool sales in Saudi Arabia, and higher project management activity in Kuwait. These improvements were partially offset by lower project management and fluids activity in Saudi Arabia and Asia.

Other Operating Items

SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we now expect to complete in the first half of 2026. During the nine months ended September 30, 2024, we recognized $91 million of expense on our SAP S4 migration. During the nine months ended September 30, 2023, we recognized $36 million of expense on our SAP S4 migration.

Impairments and Other Charges. During the nine months ended September 30, 2024, we recognized a pre-tax charge of $116 million, primarily related to severance costs, an impairment of assets held for sale, expenses related to a cybersecurity incident, a gain on a fair value adjustment of an equity investment, and other items. See Notes to Condensed Consolidated Financial Statements, Note 2. Impairments and Other Charges for further discussion of these charges.

Nonoperating Items

Argentina Impairment on Investment. In 2022 and 2023, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the nine months ended September 30, 2024, we recorded a loss of $38 million in March of 2024 due to the fair value decrease in one of the notes, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections.

Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $38 million in the nine months ended September 30, 2024, due to the devaluation of the currency in Egypt.

HAL Q3 2024 FORM 10-Q | 25

Table of Contents	Part I. Item 2 | Results of Operations in 2024 Compared to 2023 (YTD)
Argentina Blue Chip Swap. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively results in a parallel U.S. dollar exchange rate. During the nine months ended September 30, 2023, we entered into Blue Chip Swap transactions, which resulted in a $104 million pre-tax loss on investment.

Income Tax Provision. During the nine months ended September 30, 2024, we recorded a total income tax provision of $539 million on a pre-tax income of $2.4 billion, resulting in an effective tax rate of 22.1%. We recorded a tax benefit of $41 million during the nine months ended September 30, 2024, due to a partial release of a valuation allowance on our deferred tax assets based on market conditions. During the nine months ended September 30, 2023, we recorded a total income tax provision of $533 million on pre-tax income of $2.5 billion, resulting in an effective tax rate of 21.1%.

Pillar Two. As previously mentioned, The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the nine months ended September 30, 2024.

HAL Q3 2024 FORM 10-Q | 26

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAL Q3 2024 FORM 10-Q | 27

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.

Item 1(a). Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our customers and suppliers, are subject to the risk of cybersecurity incidents and, given the nature of such incidents, some can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cybersecurity threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced cybersecurity incidents and attempted breaches in the past, one of which resulted in an unauthorized third party gaining access to certain of our systems and exfiltrating information from those systems, which we previously disclosed in Form 8-Ks we filed with the Securities and Exchange Commission on August 23, 2024 and September 3, 2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, required us to incur significant costs, and required a significant amount of attention from management and our work force. We continue to face risks from potential litigation and regulatory actions related to this incident and may discover other impacts or new events, which may occur that could affect our business, reputation, consolidated results of operations, or consolidated financial condition.

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
HAL Q3 2024 FORM 10-Q | 28

Table of Contents	Part II. Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of our repurchases of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	1,965,861	$34.01	1,558,646	$3,496,777,510
August 1 - 31	3,074,381	$31.43	3,056,417	$3,400,756,024
September 1 - 30	1,617,715	$28.95	1,598,452	$3,354,511,858
Total	6,657,957	$31.59	6,213,515

(a)
Of the 6,657,957 shares purchased during the three-month period ended September 30, 2024, 444,442 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $3.4 billion remained authorized for repurchases under the program as of September 30, 2024. From the inception of this program in February of 2006 through September 30, 2024, we repurchased approximately 273 million shares of our common stock for a total cost of approximately $10.8 billion.

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

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

HAL Q3 2024 FORM 10-Q | 29

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

HAL Q3 2024 FORM 10-Q | 30

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

Date: November 7, 2024

HAL Q3 2024 FORM 10-Q | 31