Form 10-K
period 2024-12-31
HALLIBURTON CO
filed 2025-02-12
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2024, determined using the per share closing price on the New York Stock Exchange Composite tape of $33.78 on that date, was approximately $22.2 billion.
As of February 5, 2025, there were 868,091,623 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2024

i

Table of Contents	Item 1 | Business
PART I
Item 1. Business.
Description of business and strategy
Halliburton Company is one of the world’s largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Halliburton has fostered a culture of unparalleled service to the world’s major, national, and independent oil and natural gas producers. With over 48,000 employees, representing 145 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.

2024 Highlights
- Financial: Our total revenue was flat in 2024 as compared to 2023. Our International revenue increased 6% and our North America revenue decreased 8% in 2024 compared to 2023. Overall, our Completion and Production and Drilling and Evaluation operating segments finished the year with 20% and 16% operating margins, respectively. We generated strong cash flows from operations and repurchased $100 million of debt.
- Digital: We incorporated next-generation digital and automation technologies in certain of our processes to maximize value and improve efficiency.
- Capital efficiency: We advanced technologies and made strategic choices that kept our capital expenditures at 6% of revenue, which matched our target of 5% - 6%.
- Shareholder returns: We returned $1.6 billion of capital to shareholders through buybacks and dividends, which is consistent with our capital returns framework.
- Sustainability and energy mix transition: We expanded Halliburton Labs, our early-stage company accelerator, to a total of 38 participant and alumni organizations as we work to reach the future of energy, faster.

2025 Focus
- International: Increase international growth in directional drilling, unconventionals, well intervention, and artificial lift businesses.
- North America: Maximize value by, among other things, utilizing our Zeus electric fracturing platform and our iCruise rotary steerable systems.
- Digital: Continue to drive differentiation and efficiencies through the deployment of digital and automation technologies, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures at approximately 6% of revenue while utilizing technology and targeted process improvements to enhance utilization of existing capital.
- Shareholder returns: Return over 50% of annual free cash flow to shareholders through dividends and share repurchases.
- Advance a Sustainable Energy Future: Continue to develop technologies and solutions to help lower our customers’ and our emissions intensity, participate in carbon capture, utilization, and storage, and geothermal projects globally, and support Halliburton Labs early–stage company participants.

For further discussion on our business strategies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations–Business Outlook.”

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
HAL 2024 FORM 10-K | 1

Table of Contents	Item 1 | Business
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

HAL 2024 FORM 10-K | 2

Table of Contents	Item 1 | Business
The following charts depict our revenue split between our two operating segments for the years ended December 31, 2024 and 2023.

See Notes to Consolidated Financial Statements, Note 3 for further financial information related to each of our business segments.

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

We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2024, 2023, and 2022, based on the location of services provided and products sold, 40%, 44%, and 45%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.

The following charts depict our revenue split between our four primary geographic regions for the years ended December 31, 2024 and 2023.

HAL 2024 FORM 10-K | 3

Table of Contents	Item 1 | Business
Our operations in some countries and regions may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, health or similar issues, sanctions, trade barriers and tariffs, expropriation or other governmental actions, inflation, changes in foreign currency exchange rates, foreign currency exchange restrictions and highly inflationary currencies, as well as other geopolitical factors. We believe the geographic diversification of our business activities reduces the risk that an interruption of operations in any single country, other than the United States, would be materially adverse to our business, consolidated results of operations, or consolidated financial condition.

Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Notes to Consolidated Financial Statements, Note 16.

Customers
Our revenue during the past three years was derived from the sale of services and products to the energy industry. No single customer represented more than 10% of our consolidated revenue in any period presented.

Raw materials
Raw materials essential to our business are normally readily available. However, market conditions can trigger constraints in the supply of certain raw materials, such as proppants (primarily sand), chemicals, metals, gels, and electronic components (circuit boards). We are always striving to ensure the availability of resources and manage raw material costs. Our procurement department uses our relationships and buying power to enhance our access to key materials at competitive prices.

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

Our workforce
Our workforce is our top asset in enabling us to accomplish innovative, high-quality work for our customers and to address the world’s energy challenges. To attract and retain talent, we promote a safe and inclusive work environment along with competitive benefits. As of December 31, 2024, we employed over 48,000 people worldwide representing 145 nationalities and operated in more than 70 countries, with approximately 19% of our employees subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we do not believe any risk of loss from employee strikes or other collective actions are material to the continuation of our operations as a whole.

With our large employee base and global breadth, our workforce is diverse. Halliburton invests in local workforce development with the aim of a positive impact on communities where we work. In 2024, 91% of our workforce and 84% of management, who were full-time employees, and not classified as expatriates or commuters, were local to the countries where they work.

Recruiting and Turnover
Given the size and geographic scope of our workforce, we have a robust global recruiting organization, which includes personnel focused on recruiting and retention, online job postings, and recruiting programs at academic institutions for internships and entry-level roles. In 2024, we hired about 6,800 new employees and experienced relatively low voluntary turnover of 8% despite a tight labor market.
HAL 2024 FORM 10-K | 4

Table of Contents	Item 1 | Business
Leadership
The ongoing identification and development of leadership talent ensures business continuity and strengthens our competitive advantage, both of which are critical for our short-term and long-term success. One of our most significant investments in developing future leaders is our executive education programs.

As part of our commitment to employee engagement, we invite employees to share anonymous feedback about different topics including their performance, development, and work-life balance. Notably, according to a survey we conducted in February 2024, 95% of responding employees feel the work they do everyday matters. This is especially meaningful since 86% of our employees responded to the survey.

Benefits and well-being
Halliburton is committed to providing competitive benefit programs. Our benefit packages include comprehensive medical coverage, retirement plans, paid time off, emergency childcare, and third-party discounts. Our Global Employee Assistance Program (EAP) provides mental health and wellness related training and education for employees. In 2024, our monthly Lessons for Life Web series covered topics such as parenting in the digital age and combating burnout. We also conducted mental health awareness campaigns tailored to address employee needs in different geographies.

Safety
Safety is a Halliburton core value. Our long-term safety programs and processes, including our Journey to ZERO initiative, are tried, tested, and well-established to maintain our strong performance and improve proactive identification and management of safety risks. In 2024, the operational discipline of our Halliburton Management System (HMS) and our focus on execution enabled us to outperform our industry group HSE indicators. As a result of our focus on safety, for the years ended December 31, 2024 and December 31, 2023, our total recordable incident rates were 0.24 and 0.25 (incidents per 200,000 hours worked), non-productive times were 0.23% and 0.24% (percentage of total operating hours), lost-time incident rates were 0.06 and 0.07 (incidents per 200,000 hours worked), and preventable recordable vehicle incident rates were 0.06 and 0.10 (incidents per million miles traveled), respectively.

Government regulation
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For further information related to environmental matters and regulation, see Notes to Consolidated Financial Statements, Note 11 and “Item 1(a). Risk Factors.”

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

As part of the process of constructing the well, the customer will take a number of steps designed to protect aquifers. In particular, the casing and cementing of the well are designed to provide ‘zonal isolation’ so that the fluids pumped down the wellbore and the oil and natural gas and other materials that are subsequently pumped out of the well will not come into contact with shallow aquifers or other shallow formations through which those materials could potentially migrate to freshwater aquifers or the surface.

HAL 2024 FORM 10-K | 5

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

Web site access - www.halliburton.com
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.halliburton.com soon thereafter. The SEC website www.sec.gov contains our reports, proxy and information statements and our other SEC filings. Our Code of Business Conduct, which applies to all our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, can be found at www.halliburton.com. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years 2024, 2023, or 2022. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

HAL 2024 FORM 10-K | 6

Table of Contents	Item 1 | Business
Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of Halliburton Company as of February 12, 2025, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office

Van H. Beckwith (Age 59)	Executive Vice President, Secretary and Chief Legal Officer of Halliburton Company, since December 2020
Senior Vice President and General Counsel, January 2020 to December 2020

Eric J. Carre (Age 58)	Executive Vice President and Chief Financial Officer of Halliburton Company, since May 2022
Executive Vice President, Global Business Lines of Halliburton Company, May 2016 to April 2022

Charles E. Geer, Jr. (Age 54)	Senior Vice President and Chief Accounting Officer of Halliburton Company, since December 2019

Timothy M. McKeon (Age 52)	Senior Vice President and Treasurer of Halliburton Company, since January 2022
Vice President and Treasurer of Halliburton Company, January 2014 to December 2021

Jeffrey A. Miller (Age 61)	Chairman of the Board, President, and Chief Executive Officer of Halliburton Company, since January 2019

Lawrence J. Pope (Age 56)	Executive Vice President of Administration and Chief Human Resources Officer of Halliburton Company, since January 2008

Mark J. Richard (Age 63)	President, Western Hemisphere of Halliburton Company, since February 2019

Jill D. Sharp (Age 54)	Senior Vice President, Internal Assurance Services of Halliburton Company, since January 2022
Vice President, Internal Assurance Services of Halliburton Company, September 2021 to December 2021
Vice President, Finance - Western Hemisphere of Halliburton Company, October 2016 to August 2021

Shannon Slocum (Age 52)	President, Eastern Hemisphere of Halliburton Company, since March 2023
Senior Vice President, Global Business Development and Marketing of Halliburton Company, January 2020 to February 2023

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

HAL 2024 FORM 10-K | 7

Table of Contents	Item 1 | Business
Directors of the Registrant

Name	Title and company

Abdulaziz F. Al Khayyal	Former Director and Senior Vice President of Industrial Relations of Saudi Aramco

William E. Albrecht	President of Moncrief Energy, LLC

M. Katherine Banks	Former President of Texas A&M University

Alan M. Bennett	Former President and Chief Executive Officer of H&R Block, Inc.

Earl M. Cummings	Managing Partner of MCM Houston Properties, LLC

Murry S. Gerber	Former Executive Chairman of the Board of EQT Corporation

Robert A. Malone	Executive Chairman, President, and Chief Executive Officer of First Sonora Bancshares, Inc. and the First National Bank of Sonora

Jefferey A. Miller	Chairman of the Board, President, and Chief Executive Officer of Halliburton Company

Bhavesh V. Patel (a)	Former President of Standard Industries

Maurice S. Smith	President, Chief Executive Officer, and Vice Chair of Health Care Service Corporation

Janet L. Weiss	Former President of BP Alaska

Tobi M. Edwards Young	Senior Vice President of Legal and Chief Corporate Affairs Officer of Cognizant Technology Solutions

(a)	Mr. Patel will retire early from the Halliburton Board of Directors immediately prior to the 2025 Annual Meeting of Shareholders.

HAL 2024 FORM 10-K | 8

Table of Contents	Item 1(a) | Risk Factors
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
-    governmental regulations and other actions, or proposed changes in respect thereof, including tariffs, economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
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

HAL 2024 FORM 10-K | 9

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
-    restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations or other governmental limitations on transportation of produced oil and natural gas;
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
Events can occur at sites where our products and equipment are produced, stored, transported, or installed, or where we conduct our operations or provide our services, or at chemical blending or manufacturing facilities, including well blowouts and equipment or materials failures, which could result in explosions, fires, personal injuries, property damage (including surface and subsurface damage), pollution, and potential legal responsibility. Generally, we rely on contractual indemnities, releases, and limitations of liability with our customers and on liability insurance coverage to mitigate our potential liability related to such occurrences. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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
-    damage to offshore drilling rigs resulting in suspension of operations;
-    damage to our facilities and project work sites;
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

HAL 2024 FORM 10-K | 10

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
The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, including artificial intelligence and machine learning, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.

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

Providing services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We rely on third-party subcontractors and equipment providers to help us complete these contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

Constraints in the supply of, prices for, and availability of transportation of raw materials and electric power could have a material adverse effect on our business and consolidated results of operations.
Our business depends on the supply and availability of raw and essential materials. Raw materials essential to our operations and manufacturing, such as sand, chemicals, metals, gels, and electronic components (circuit boards), are normally readily available. Shortage of raw materials because of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. In addition, as we increase the roll-out of our Zeus electric fracturing systems, we might face challenges to source sufficient electric power or there might not be adequate infrastructure to support the operation of our systems.

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

HAL 2024 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors
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

In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology, impose related export recordkeeping and reporting obligations, and impose trade barriers or tariffs. Governments may also impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. The imposition of such sanctions on Russia in connection with Russia’s invasion of Ukraine led to our decision to dispose of our Russian operations during the third quarter of 2022.

Changes in U.S. foreign trade policies, including as a result of the new presidential administration, could lead to the imposition of additional trade barriers and tariffs on us in foreign jurisdictions. We cannot predict the full extent of new, extended, or changed trade policies, including tariffs, that may be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or if changes in the U.S. trade policy result in reactions from the U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export or import our products from countries where we currently purchase or sell products. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

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

Our activities outside of the United States expose us to various legal, social, economic, and political issues that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

HAL 2024 FORM 10-K | 12

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

HAL 2024 FORM 10-K | 13

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
Changes in or the adoption or enactment of laws, regulations, treaties or international agreements related to greenhouse gases, climate change, or alternative energy sources, including changes that may make it more expensive to explore for and produce oil and natural gas, may negatively impact demand for our services and products. International, national, state, and local governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases.

We closely follow developments in this area, including changes in the regulatory landscape in the United States at both the federal and state levels and in the international markets in which we operate. We cannot predict, however, how or when such changes may be effected or ultimately impact our business. For example, in the United States, presidents have certain powers to issue executive orders that can have the effect of the enactment of new laws. In January 2025, President Biden issued a Memorandum of Withdrawal that could have had the effect of preventing future leasing by the federal government (and therefore oil and gas exploration) of the lands underlying federal waters offshore the U.S. East Coast, the eastern Gulf of Mexico, the Pacific Ocean off the coasts of Washington, Oregon, and California, and additional portions of the Northern Bering Sea in Alaska. Also in January 2025, President Trump in turn overturned President Biden’s Memorandum of Withdrawal and issued a series of executive orders that signal a shift in the United States’ energy and climate change policies. Future administrations may, however, pursue executive orders similar to, or more restrictive than, those put in place by predecessor administrations.

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, orders, regulations, treaties, or international agreements related to greenhouse gases or climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
HAL 2024 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors

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

Our U.S. federal income tax filings for tax years 2016 through 2023 are currently under review or remain open for review by the IRS. As of December 31, 2024, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. In 2023, we initiated the IRS administrative appeals process, which is ongoing. There can be no assurance as to the outcome of the NOPA or other tax examinations and audits.

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
•impose tariffs or otherwise limit the transport of goods and equipment into or out of that country; and
•result in the inability to obtain or retain licenses required for operation.
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

HAL 2024 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
General Risk Factors

Our operations are subject to cyberattacks that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our customers and suppliers, are subject to the risk of cybersecurity incidents and, given the nature of such incidents, some can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cybersecurity threats and have processes in place aimed at detecting and remediating vulnerabilities and incidents. Nevertheless, we have experienced cybersecurity incidents and attempted breaches in the past, one of which resulted in an unauthorized third party gaining access to certain of our systems and exfiltrating information from those systems, which we previously disclosed in Form 8-Ks we filed with the SEC on August 23, 2024 and September 3, 2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, required us to incur significant costs, and required a significant amount of attention from management and our work force. Related to this incident, we face risks of unknown impacts or new events, regulatory actions, or potential litigation, which could affect our business, reputation, consolidated results of operations, or consolidated financial condition.

Even if we successfully defend our own digital technologies and services, we also rely on our customers and suppliers, with whom we may share data and services, to protect their digital technologies and services from cybersecurity incidents.

If our systems, or our customers’ or suppliers’ systems, for protecting against cybersecurity incidents prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; diversion of management or work force attention; and increased costs required to prevent, respond to, or mitigate cybersecurity incidents. These risks could harm our reputation and our relationships with our customers, employees, suppliers and other third parties, and may result in claims against us. In addition, laws and regulations governing cybersecurity resiliency, governance, and incidents; data privacy; and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Meeting our capital return framework goal requires us to generate consistent free cash flow and have available capital in the years ahead in an amount sufficient to enable us to continue investing in organic and inorganic growth as well as to return a significant portion of the cash generated to shareholders in the form of dividends and share repurchases. Also, our cash flow fluctuates over the course of the year, so, although our goal is to return at least 50% of annual free cash flow to shareholders, that is an average over a year and the dividends paid, the number of shares repurchased, and the amount of free cash flow returned in any quarter during the year will vary and may be more or less than 50%. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to pay dividends and to repurchase shares, if we pause our repurchases due to unforeseen events, or if our Board of Directors determines to change or discontinue dividend payments or share repurchases.

HAL 2024 FORM 10-K | 16

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

As an example, we conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into U.S. dollars or to repatriate the profits from those countries. For example, we have experienced these conditions in Argentina and other countries and though we have utilized processes to repatriate cash when we believe it is appropriate to do so, we have incurred losses from devaluation of the local currency and from repatriating cash. We expect restrictions on currency repatriation to continue in certain countries during 2025.

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
-    any acquisitions we attempt would be completed on the terms announced, or at all;
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

HAL 2024 FORM 10-K | 17

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

HAL 2024 FORM 10-K | 18

Table of Contents	Item 1(b) | Unresolved Staff Comments
Item 1(b). Unresolved Staff Comments.
None.

Item 1(c). Cybersecurity.
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program and enterprise risk assessment process. This provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. We engage our internal information technology (IT) audit group to audit our information security programs, and the results are reported to our executive management and the Audit Committee of our Board of Directors. We also engage third party firms to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards, such as the National Institute of Standards and Technology (NIST) Cyber Security Framework, NIST 800-53, NIST 800-82, and International Electrotechnical Commission 62443.

In managing material risks from cybersecurity threats, we require that a security and technical architecture review is conducted for all new software and applications, and for all changes to the underlying information technology infrastructure that manages, processes, stores, or transmits our data or data of our customers, vendors, suppliers, joint ventures, or employees. Any deviations from our information security policies and standards are assessed by our Information Security Governance team. Any critical and high-risk levels that are identified are then documented and reported to relevant key stakeholders.

Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers. Our policy requires that all software vendors and IT related service providers submit to an IT security and governance review and obtain formal approval by our Information Security Governance team before it can be used.

We have an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. In the event there is a cybersecurity incident, an Incident Response Team will assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity rating. This team then provides the Chief Information Security Officer (CISO) with a summary and preliminary severity rating and the CISO subsequently notifies the Chief Information Officer (CIO) as appropriate. The CISO and CIO will assess situational information and business impact to finalize the severity rating. The CISO is then responsible for communicating incidents to other members of management as appropriate. Were a cybersecurity incident to occur that was determined to be material by our management and Cyber Incident Response Leadership, our Chief Executive Officer would notify our Board of Directors. Should any incidents occur that have a preliminary severity rating of high or critical, our Cyber Incident Response Leadership would confer with our Cybersecurity Disclosure Committee to determine whether to report the cybersecurity incident in our public filings.

Aside from more immediate reporting of material incidents to our Board of Directors as described above, our CISO provides our Board of Directors an update on cybersecurity during each of its quarterly meetings. This update includes data on certain cybersecurity metrics, information on internal and third-party cybersecurity incidents, and general discussion of cybersecurity risks. In addition, our Audit Committee receives a detailed update annually from the CIO and CISO, which includes in-depth updates on our cybersecurity program and strategy including cybersecurity risks.

The CIO leads all components of our IT functions. Our CIO has over 20 years of experience with Halliburton and has had numerous global assignments across all areas of IT delivery, operations, and management. Our CISO, who reports directly to our Executive Vice President of Administration and Chief Human Resources Officer, has over 20 years of technology and cybersecurity experience across global enterprises, risk advisory, and incident response firms.

We have experienced cybersecurity incidents and attempted breaches in the past, one of which resulted in an unauthorized third party gaining access to certain of our systems and exfiltrating information from those systems, which we determined was a material event as previously disclosed in a Form 8-K we filed with the SEC on September 3, 2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, required us to incur significant costs, and required a significant amount of attention from management and our work force. Related to this incident, we face risks of unknown impacts or new events, regulatory actions, or potential litigation, which could affect our business, reputation, or consolidated financial condition. Further, if our systems, or our customers’ or suppliers’ systems, for protecting against cybersecurity incidents prove to be insufficient, a future cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under General Risk factors in Item 1(a) Risk Factors.
HAL 2024 FORM 10-K | 19

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
Information related to Item 3. Legal Proceedings is included in Notes to Consolidated Financial Statements, Note 11.

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

HAL 2024 FORM 10-K | 20

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange under the symbol “HAL.” Information related to dividend payments is included in “Item 8. Financial Statements and Supplementary Data.” The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

The following graph and table compare total shareholder return on our common stock for the five-year period ended December 31, 2024, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2019 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Halliburton specifically incorporates it by reference into such filing.

225
200
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Halliburton
OSX
S & P 500 ®

	December 31,
	2019	2020	2021	2022	2023	2024
Halliburton	$100.00	$78.80	$96.13	$167.76	$156.92	$120.56
Philadelphia Oil Service Index (OSX)	100.00	57.92	69.94	112.94	115.10	101.68
Standard & Poor’s 500 ® Index	100.00	118.40	152.39	124.79	157.59	197.02

HAL 2024 FORM 10-K | 21

Table of Contents	Item 5 | Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At February 5, 2025, we had 9,323 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The following table is a summary of repurchases of our common stock during the three-month period ended December 31, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	49,603	$29.11	—	$3,354,511,858
November 1 - 30	6,747,748	$30.41	6,724,874	$3,150,015,063
December 1 - 31	3,819,584	$27.12	3,719,284	$3,049,511,877
Total	10,616,935	$29.22	10,444,158

(a)
Of the 10,616,935 shares purchased during the three-month period ended December 31, 2024, 172,777 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a plan to repurchase a specified dollar amount of our common stock from time to time. Approximately $3.0 billion remained authorized for repurchases as of December 31, 2024. From the inception of this program in February 2006 through December 31, 2024, we repurchased approximately 284 million shares of our common stock for a total cost of approximately $11.1 billion.

Item 6. (Reserved)

HAL 2024 FORM 10-K | 22

Table of Contents	Item 7 | Executive Overview
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data” contained herein.

EXECUTIVE OVERVIEW

Market conditions
Since early 2021, world-wide oil and natural gas supply and demand imbalances and related volatility of oil and natural gas prices (including as a result of the COVID-19 pandemic) have resulted in dramatic fluctuations in oil and natural gas markets. The volatility continued in 2024 as markets were impacted by macroeconomic uncertainty, non-OPEC supply growth, lack of demand recovery in China, geopolitical unrest in the Middle East and the Russia-Ukraine conflict. In the U.S., oil and natural gas production in 2024 remained elevated, despite a generally declining rig count, as a result of the industry's focus on efficiencies and higher service intensity. Lower commodity pricing and U.S. land rig counts generally contributed to softness in the market for energy products and services in North America. The international rig count was relatively flat in 2024, as gains in Africa and the Middle East were offset by reductions in Latin America.

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
During 2024, we generated total company revenue of $22.9 billion, flat when compared to the $23.0 billion of revenue generated in 2023, with our Completion and Production (C&P) segment revenue decreasing by 3% and our Drilling and Evaluation (D&E) segment revenue increasing by 4%. Total company operating income was $3.8 billion in 2024, compared to $4.1 billion in 2023.

Driven in large part by a decrease in the average North America rig count in 2024 as compared to 2023, our North America revenue decreased 8% in 2024, resulting from lower pressure pumping services in U.S. land, reduced wireline activity, and decreased fluid services in the region. These declines were partially offset by higher drilling activity in the region and improved artificial lift activity in U.S. land.

Internationally, revenue improved 6% in 2024 compared to 2023, led by Middle East/Asia, despite the international average rig count for 2024 being flat compared to 2023.

Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and “Business Environment and Results of Operations.”

HAL 2024 FORM 10-K | 23

Table of Contents	Item 7 | Executive Overview
Sustainability and Energy Mix Transition
In 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. During 2024, we continued to execute on our priorities to drive down our emissions intensity. At the same time, we support our customers in their emissions reduction efforts by continuously developing and deploying goods and services that are accretive to their goals as well as ours. As the energy mix transition unfolds, we seek to apply our expertise and resources in growth sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, and geothermal. Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs, which also allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital while we learn where we can strategically engage new markets. As of December 31, 2024, Halliburton Labs had 38 participants and alumni organizations.

Additionally, we published our 2023 Annual and Sustainability Report (ASR) in April of 2024, which detailed our strategy and progress on sustainability issues, as well as our efforts on increased environmental reporting transparency, including conducting a climate-risk scenario analysis, and expect to publish our 2024 ASR in April of 2025. Information on our website, including the ASR, is not incorporated by reference into this Annual Report on Form 10-K.

HAL 2024 FORM 10-K | 24

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES

We had $2.6 billion and $2.3 billion of cash and equivalents as of December 31, 2024 and December 31, 2023, respectively.

Significant sources and uses of cash in 2024
Sources of cash:
•Cash flows from operating activities were $3.9 billion. Working capital, which consists of receivables, inventories, and accounts payable, collectively had a negative impact of $103 million, primarily due to increased receivables.
Uses of cash:
•Capital expenditures were $1.4 billion.
•We repurchased 30.5 million shares of our common stock for $1.0 billion.
•We paid $600 million of dividends to our shareholders.
•We repurchased $100 million aggregate principal amounts of various series of our outstanding debt.

Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2025 to be approximately 6% of revenue. We believe this level of spend will allow us to invest in our key strategic technologies and businesses, including the construction and deployment of our Zeus electric fracturing systems in North America and the international growth of our artificial lift, well intervention, unconventionals, and drilling technologies. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.

In 2025, we expect to pay approximately $645 million for contractual purchase obligations (with another $143 million due through 2027), $392 million of interest on debt, and $395 million under our leasing arrangements. Payments for interest on our debt are expected to remain relatively flat for the foreseeable future. See Notes to Consolidated Financial Statements, Note 6 and Note 10 for additional information on expected future payments under our leasing arrangements and debt maturities.

We are not able to reasonably estimate the timing of cash outflows associated with our uncertain tax positions, in part because we are unable to predict the timing of potential tax settlements with applicable taxing authorities. As of December 31, 2024, we had $196 million of gross unrecognized tax benefits, excluding penalties and interest, of which we estimate $176 million may require us to make a cash payment. We estimate that approximately $112 million of the cash payment will not be settled within the next 12 months.

While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases. We returned $1.6 billion of capital to shareholders in 2024 through buybacks and dividends. During 2024, our quarterly dividend rate was $0.17 per common share, or approximately $150 million in the aggregate.

We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 30.5 million shares of common stock during the year ended December 31, 2024. Approximately $3.0 billion remained authorized for repurchases under our program as of December 31, 2024 and may be used for open market and other share purchases.

During 2023, we began our migration to SAP S4 which we now expect to complete in the first half of 2026. We now estimate the total project investment to increase between $20 million and $30 million above our initial $250 million forecast, of which we have incurred $124 million through December 31, 2024. For 2025, we expect to spend approximately $100 million on this project. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.

We do not intend to incur additional debt in 2025, as we believe our cash on hand and earnings from operations are sufficient to cover our obligations for the year.

HAL 2024 FORM 10-K | 25

Table of Contents	Item 7 | Liquidity and Capital Resources
Other factors affecting liquidity
Financial position in current market. As of December 31, 2024, we had $2.6 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $471 million coming due beginning in 2025 through 2027, with the majority coming due in 2025. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs for 2025, including capital expenditures, working capital investments, shareholder returns, if any, and debt repurchases, if any, and scheduled interest and principal payments.

Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.8 billion letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization, however, none of these triggering events have occurred. As of December 31, 2024, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.

We have entered into credit default swaps (CDSs) with third-party financial institutions that had an aggregate notional amount outstanding as of December 31, 2024 of $739 million related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $186 million of the outstanding amount of the CDSs reduces on a monthly basis over its remaining 14-month term and $203 million reduces on a monthly basis over its remaining 18-month term. The remaining $350 million outstanding amount is expected to increase to as much as $805 million in the first quarter of 2025 and will reduce over its remaining 19-month term beginning February 2025.

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

Receivables from our primary customer in Mexico accounted for approximately 8% of our total receivables as of December 31, 2024. While we have experienced payment delays from our primary customer in Mexico, these amounts are not in dispute and we have not historically had, and we do not expect to have, any material write-offs due to collectability of receivables from this customer.

HAL 2024 FORM 10-K | 26

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2024, 2023, and 2022, based on the location of services provided and products sold, 40%, 44%, and 45%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue.

Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.

Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, our customers’ expectations about future prices, global oil supply and demand, the impact on natural gas supply and demand in North America of electrification and data centers power requirements, completions intensity, the world economy, the availability of capital, government regulation, and global stability, which together drive worldwide drilling and completions activity. We expect that many of our customers in North America will continue their strategy of operating within their cash flows and generating returns rather than prioritizing production growth. Lower oil and natural gas prices usually translate into lower exploration and production budgets and lower rig count, while the opposite is usually true for higher oil and natural gas prices. Our financial performance is therefore significantly affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	2024	2023	2022
Oil price - WTI (1)	$76.55	$77.64	$96.04
Oil price - Brent (1)	80.53	82.47	100.78
Natural gas price - Henry Hub (2)	2.19	2.54	6.29

(1)	Oil price measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.

The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2024	2023	2022
U.S. Land	580	669	708
U.S. Offshore	19	18	15
Canada	187	177	175
North America	786	864	898
International	948	948	851
Worldwide total	1,734	1,812	1,749

HAL 2024 FORM 10-K | 27

Table of Contents	Item 7 | Business Environment and Results of Operations
Business outlook
Looking ahead to 2025 and beyond, we anticipate a rise in global oil and natural gas demand. The International Energy Agency anticipates both oil and natural gas demand to continue growing through 2030 underscoring the continued importance of both resources in the global energy mix. In addition, we believe oil supply dynamics have fundamentally changed due to investor return requirements, regulatory initiatives adverse to oil and gas exploration and production, and initiatives that favor alternative energy. We believe that despite these changes, increased investment in existing and new sources of oil and natural gas production is needed to address the increased demand. This will necessitate production from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects. We expect that increased oil and natural gas production requirements will in turn create demand for our products and services. Furthermore, easing inflationary pressures in Organization for Economic Co-operation (OECD) countries may lead to central bank rate cuts that could sustain economic growth. Additionally, we expect a growing global economy combined with rising living standards in developing nations will increase energy consumption. We expect natural gas demand should increase over time by the burgeoning number of data centers, the rise of artificial intelligence, and the electrification of transportation and other sectors of the economy.

Internationally, we expect flat revenues in 2025 as compared to 2024, with growth in most markets offset by activity reduction in Mexico. We also expect international oil and natural gas exploration and production activity to grow year over year. We expect our North America revenue to decrease in 2025 low to mid–single digits from 2024 levels which we believe will be driven in part by lower negotiated prices for a portion of our fleet.

HAL 2024 FORM 10-K | 28

Table of Contents	Item 7 | Results of Operations in 2024 Compared to 2023
RESULTS OF OPERATIONS IN 2024 COMPARED TO 2023

			Favorable	Percentage
Millions of dollars	2024	2023	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$13,251	$13,689	$(438)	(3)%
Drilling and Evaluation	9,693	9,329	364	4
Total revenue	$22,944	$23,018	$(74)	—%
By geographic region:
North America	$9,626	$10,492	$(866)	(8)%
Latin America	4,211	3,987	224	6
Europe/Africa/CIS	3,003	2,861	142	5
Middle East/Asia	6,104	5,678	426	8
Total revenue	$22,944	$23,018	$(74)	—%

Operating income:
By operating segment:
Completion and Production	$2,709	$2,835	$(126)	(4)%
Drilling and Evaluation	1,608	1,543	65	4
Total operations	4,317	4,378	(61)	(1)
Corporate and other	(255)	(244)	(11)	(5)
SAP S4 upgrade expense	(124)	(51)	(73)	n/m
Impairments and other charges	(116)	—	(116)	n/m
Total operating income	$3,822	$4,083	$(261)	(6)%
n/m = not meaningful

Operating Segments

Completion and Production
Completion and Production revenue was $13.3 billion in 2024, a decrease of $438 million, or 3%, compared to 2023. Operating income was $2.7 billion in 2024, a 4% decrease from $2.8 billion in 2023. These results were driven by lower pressure pumping services in U.S. land. Partially offsetting these declines were increased activity across multiple product service lines in Mexico and the Middle East, improved artificial lift activity in U.S. land, and higher cementing activity in Brazil and Norway.

Drilling and Evaluation
Drilling and Evaluation revenue was $9.7 billion in 2024, an increase of $364 million, or 4%, from 2023. Operating income was $1.6 billion in 2024, an increase of $65 million, or 4%, compared to 2023. These results were driven by increased drilling activity in the Western Hemisphere, higher drilling-related services in Qatar and the United Arab Emirates, as well as improved activity across multiple product service lines in Kuwait and the North Sea. Partially offsetting these improvements were declined wireline activity in North America, decreased fluid services in Brazil, and lower activity across multiple product service lines in Asia Pacific.

Geographic Regions

North America
North America revenue was $9.6 billion in 2024, an 8% decrease compared to 2023, resulting from lower pressure pumping services in U.S. land, reduced wireline activity, and decreased fluid services in the region. These declines were partially offset by higher drilling activity in the region and improved artificial lift activity in U.S. land.

HAL 2024 FORM 10-K | 29

Table of Contents	Item 7 | Results of Operations in 2024 Compared to 2023
Latin America
Latin America revenue was $4.2 billion in 2024, a 6% increase compared to 2023, resulting from higher activity across multiple product service lines in Argentina, Mexico, and Ecuador. Partially offsetting these improvements were lower activity across multiple product service lines in Colombia and lower completion tool sales in Brazil.

Europe/Africa/CIS
Europe/Africa/CIS revenue was $3.0 billion in 2024, a 5% increase compared to 2023, resulting from higher activity across multiple product service lines in the North Sea and increased activity across multiple product service lines in Italy. Partially offsetting these improvements were declines in activity across multiple product service lines in West Africa.

Middle East/Asia
Middle East/Asia revenue was $6.1 billion in 2024, an 8% increase compared to 2023, resulting from higher activity across multiple product service lines in Kuwait and Saudi Arabia, higher well construction activity in the United Arab Emirates, and increased activity across multiple product service lines in Australia. Partially offsetting these improvements were lower activity across multiple product service lines in Asia Pacific and Iraq.

Other Operating Items

Impairments and other charges. During 2024, we took a pre-tax charge of $116 million primarily related to severance costs, an impairment of assets held for sale, expenses related to a cybersecurity incident, a gain on a fair value adjustment of an equity investment, and other items. See Notes to Consolidated Financial Statements, Note 2 for further discussion on these charges.

SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we expect to complete in the first half of 2026. In 2024 and 2023, we recognized $124 million and $51 million of expense on our SAP S4 migration, respectively.

HAL 2024 FORM 10-K | 30

Table of Contents	Item 7 | Results of Operations in 2024 Compared to 2023
Nonoperating Items

Argentina Blue Chip Swap. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively results in a parallel U.S. dollar exchange rate. For the years ended December 31, 2024 and December 31, 2023, we entered into Blue Chip Swap transactions, which resulted in $8 million and $110 million pre-tax losses on investment, respectively.

Argentina Currency Impact. Argentina devalued its peso by more than 50% during December 2023. Consequently, we incurred a loss of $131 million for the year ended December 31, 2023 due to the devaluation of the currency in Argentina.

Argentina Impairment on Investment. In 2022 and 2023, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. In 2024, we recorded a loss of $38 million due to the fair value decrease in one of the notes in March 2024, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections. This is included in “Other, net” on the consolidated statements of operations.

Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $34 million during the year ended December 31, 2024 due to the devaluation of the currency in Egypt. This is included in “Other, net” on the consolidated statements of operations.

Income tax provision. During the year ended December 31, 2024, we recorded a total income tax provision of $718 million on pre-tax income of $3.2 billion, resulting in an effective tax rate of 22.2%. The effective tax rate for 2024 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets. During 2023, we recorded a total income tax provision of $701 million on pre-tax income of $3.4 billion, resulting in an effective tax rate of 20.8%. See Notes to Consolidated Financial Statements, Note 12 for significant drivers of these tax provisions.

Pillar Two. The OECD enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the year ended December 31, 2024.

Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2013. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through 2023, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the Internal Revenue Service (the IRS).

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

We expect that resolving this dispute will take substantial time. In 2023, we initiated the IRS administrative appeals process, which is ongoing. Failing a resolution through that process, the matter would ultimately be resolved by the United States federal courts.

HAL 2024 FORM 10-K | 31

Table of Contents	Item 7 | Results of Operations in 2024 Compared to 2023
We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We cannot assure you that the matter will be determined in our favor or against us, and if the matter is ultimately determined unfavorably to us, it could have a material adverse impact on our results of operations and cash flows. Based on tax attributes currently available, we estimate that, should the IRS’s position prevail through its appellate process and subsequent litigation, the proposed adjustment could result in cash taxes due of approximately $640 million (plus interest thereon in the case of amounts due for previous tax years). Our estimates are calculated under current tax law and on the bases of our assumptions regarding taxable income and loss and other tax attributes over the relevant period, which law could change and which assumptions could and likely will differ materially from actual results. In any event, no payment of any additional tax is currently required, nor do we anticipate that the proposed adjustment would materially and adversely impact our ability to meet our expected uses of cash, including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.

HAL 2024 FORM 10-K | 32

Table of Contents	Item 7 | Results of Operations in 2023 Compared to 2022
RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022

Information related to the comparison of our operating results between the years 2023 and 2022 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

HAL 2024 FORM 10-K | 33

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

HAL 2024 FORM 10-K | 34

Table of Contents	Item 7 | Critical Accounting Estimates
We have operations in more than 70 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved, the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year and have an adverse effect on our financial statements. For example, we received a NOPA from the IRS on September 28, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonoperating Items, Internal Revenue Service Notice of Proposed Adjustment” and Notes to Consolidated Financial Statements, Note 12 for further information.

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

Legal and investigation matters
As discussed in Notes to Consolidated Financial Statements, Note 11, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2024, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

When conducting an impairment test on long-lived assets, other than goodwill, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. This requires some judgment. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the undiscounted cash flows are less than the asset group’s carrying amount, we then determine the asset group’s fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group’s carrying amount exceeds its fair value. See Notes to Consolidated Financial Statements, Note 2 for further discussion of impairments and other charges.

HAL 2024 FORM 10-K | 35

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

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services, and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If market conditions deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record additional impairments of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results. See Notes to Consolidated Financial Statements, Note 1 for our accounting policies related to long-lived assets.

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

At December 31, 2024, our allowance for credit losses totaled $754 million or 13.9% of notes and accounts receivable before the allowance. At December 31, 2023, our allowance for credit losses totaled $742 million, or 13.9% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable from our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2024 would have resulted in a $54 million adjustment to 2024 total operating costs and expenses. See Notes to Consolidated Financial Statements, Note 5 for further information.

FINANCIAL INSTRUMENT MARKET RISK

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts and foreign exchange options. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency. We do not use derivative instruments for trading purposes. The counterparties to our forward contracts and options are global commercial and investment banks.

We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates. With respect to foreign exchange sensitivity, after consideration of the impact from our forward foreign exchange contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the U.S. dollar as of December 31, 2024 would result in a $85 million, pre-tax loss for our net monetary assets denominated in currencies other than U.S. dollars.

There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change instantaneously in an equally adverse fashion. In addition, the analysis is unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the various scenarios, this estimate should not be viewed a forecast.

For further information regarding foreign currency exchange risk and other risks related to interest rates and credit risk, see Notes to Consolidated Financial Statements, Note 16.

HAL 2024 FORM 10-K | 36

Table of Contents	Item 7 | Environmental Matters
ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Notes to Consolidated Financial Statements, Note 11 and Part I, Item 1(a), “Risk Factors.”

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

HAL 2024 FORM 10-K | 37

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instrument Market Risk” and Notes to Consolidated Financial Statements, Note 16.

HAL 2024 FORM 10-K | 38

Item 8. Financial Statements and Supplementary Data.

HAL 2024 FORM 10-K | 39

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

HALLIBURTON COMPANY

by

/s/ Jeffrey A. Miller	/s/ Eric J. Carre
Jeffrey A. Miller	Eric J. Carre
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

HAL 2024 FORM 10-K | 40

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2024, the Company had gross deferred tax assets of $3.4 billion and a related valuation allowance of $0.7 billion.
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
HAL 2024 FORM 10-K | 41

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
February 12, 2025
HAL 2024 FORM 10-K | 42

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Halliburton Company:

Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Houston, Texas
February 12, 2025
HAL 2024 FORM 10-K | 43

HALLIBURTON COMPANY Consolidated Statements of Operations
	Year Ended December 31,
Millions of dollars and shares except per share data	2024	2023	2022
Revenue:
Services	$16,348	$16,483	$14,749
Product sales	6,596	6,535	5,548
Total revenue	22,944	23,018	20,297
Operating costs and expenses:
Cost of services	13,470	13,402	12,381
Cost of sales	5,173	5,256	4,603
General and administrative	239	226	240
SAP S4 upgrade expense	124	51	—
Impairments and other charges	116	—	366
Total operating costs and expenses	19,122	18,935	17,590
Operating income	3,822	4,083	2,707
Interest expense, net of interest income of $97, $81, and $29	(353)	(395)	(463)
Loss on Blue Chip Swap transactions	(8)	(110)	—
Argentina currency impact	—	(131)	(30)
Loss on early extinguishment of debt	—	—	(42)
Other, net	(227)	(84)	(62)
Income before income taxes	3,234	3,363	2,110
Income tax provision	(718)	(701)	(515)
Net income	$2,516	$2,662	$1,595
Net income attributable to noncontrolling interest	(15)	(24)	(23)
Net income attributable to company	$2,501	$2,638	$1,572
Basic net income per share	$2.84	$2.93	$1.74
Diluted net income per share	$2.83	$2.92	$1.73
Basic weighted average common shares outstanding	882	899	904
Diluted weighted average common shares outstanding	883	902	908
See notes to consolidated financial statements.

HAL 2024 FORM 10-K | 44

HALLIBURTON COMPANY Consolidated Statements of Comprehensive Income
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Net income	$2,516	$2,662	$1,595
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(26)	(106)	(54)
Other	5	5	7
Other comprehensive loss, net of income taxes	(21)	(101)	(47)
Comprehensive income	$2,495	$2,561	$1,548
Comprehensive income attributable to noncontrolling interest	(16)	(24)	(23)
Comprehensive income attributable to company shareholders	$2,479	$2,537	$1,525
See notes to consolidated financial statements.

HAL 2024 FORM 10-K | 45

HALLIBURTON COMPANY Consolidated Balance Sheets
	December 31,
Millions of dollars and shares except per share data	2024	2023
Assets
Current assets:
Cash and equivalents	$2,618	$2,264
Receivables (net of allowances for credit losses of $754 and $742)	5,117	4,860
Inventories	3,040	3,226
Other current assets	1,607	1,193
Total current assets	12,382	11,543
Property, plant, and equipment (net of accumulated depreciation of $12,461 and $12,064)	5,113	4,900
Goodwill	2,838	2,850
Deferred income taxes	2,339	2,505
Operating lease right-of-use assets	1,022	1,088
Other assets	1,893	1,797
Total assets	$25,587	$24,683
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,189	$3,147
Accrued employee compensation and benefits	711	689
Income taxes payable	449	390
Current maturities of long-term debt	381	—
Taxes other than income	328	370
Current portion of operating lease liabilities	263	262
Other current liabilities	729	750
Total current liabilities	6,050	5,608
Long-term debt	7,160	7,636
Operating lease liabilities	798	911
Employee compensation and benefits	414	408
Other liabilities	617	687
Total liabilities	15,039	15,250
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,065 and 1,065 shares)	2,662	2,663
Paid-in capital in excess of par value	79	63
Accumulated other comprehensive loss	(353)	(331)
Retained earnings	14,332	12,536
Treasury stock, at cost (197 and 176 shares)	(6,214)	(5,540)
Company shareholders’ equity	10,506	9,391
Noncontrolling interest in consolidated subsidiaries	42	42
Total shareholders’ equity	10,548	9,433
Total liabilities and shareholders’ equity	$25,587	$24,683
See notes to consolidated financial statements.

HAL 2024 FORM 10-K | 46

HALLIBURTON COMPANY Consolidated Statements of Cash Flows
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Cash flows from operating activities:
Net income	$2,516	$2,662	$1,595
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	1,079	998	940
Deferred income tax provision	148	196	70
Impairments and other charges	116	—	366
Changes in assets and liabilities:
Receivables	(312)	(257)	(1,151)
Inventories	147	(303)	(642)
Accounts payable	62	49	852
Other operating activities	109	113	212
Total cash flows provided by operating activities	3,865	3,458	2,242
Cash flows from investing activities:
Capital expenditures	(1,442)	(1,379)	(1,011)
Purchases of investment securities	(438)	(492)	(75)
Proceeds from sales of property, plant, and equipment	223	195	200
Sales of investment securities	214	131	—
Other investing activities	(211)	(114)	(81)
Total cash flows used in investing activities	(1,654)	(1,659)	(967)
Cash flows from financing activities:
Stock repurchase program	(1,005)	(800)	(250)
Dividends to shareholders	(600)	(576)	(435)
Payments on long-term borrowings	(100)	(305)	(1,242)
Proceeds from issuance of common stock	105	136	229
Other financing activities	(130)	(126)	(100)
Total cash flows used in financing activities	(1,730)	(1,671)	(1,798)
Effect of exchange rate changes on cash	(127)	(210)	(175)
Increase / (decrease) in cash and equivalents	354	(82)	(698)
Cash and equivalents at beginning of year	2,264	2,346	3,044
Cash and equivalents at end of year	$2,618	$2,264	$2,346
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$441	$460	$487
Income taxes	$538	$616	$354
See notes to consolidated financial statements.

HAL 2024 FORM 10-K | 47

HALLIBURTON COMPANY Consolidated Statements of Shareholders’ Equity
	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2021	$2,665	$32	$(5,511)	$9,710	$(183)	$15	$6,728
Comprehensive income (loss):
Net income	—	—	—	1,572	—	23	1,595
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Cash dividends ($0.48 per share)	—	—	—	(435)	—	—	(435)
Stock plans	(1)	18	653	(275)	—	—	395
Stock repurchase program	—	—	(250)	—	—	—	(250)
Other	—	—	—	—	—	(9)	(9)
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	2,638	—	24	2,662
Other comprehensive loss	—	—	—	—	(101)	—	(101)
Cash dividends ($0.64 per share)	—	—	—	(576)	—	—	(576)
Stock plans	(1)	13	368	(98)	—	—	282
Stock repurchase program	—	—	(800)	—	—	—	(800)
Other	—	—	—	—	—	(11)	(11)
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	2,501	—	15	2,516
Other comprehensive income (loss)	—	—	—	—	(22)	1	(21)
Cash dividends ($0.68 per share)	—	—	—	(600)	—	—	(600)
Stock plans	(1)	16	331	(105)	—	—	241
Stock repurchase program	—	—	(1,005)	—	—	—	(1,005)
Other	—	—	—	—	—	(16)	(16)
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
See notes to consolidated financial statements.

HAL 2024 FORM 10-K | 48

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies
Description of Company
Halliburton Company is one of the world’s largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset. We serve major, national, and independent oil and natural gas companies throughout the world and operate under two divisions, which form the basis for the two operating segments we report, the Completion and Production segment and the Drilling and Evaluation segment.

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

We believe the most significant estimates and assumptions are associated with the forecasting of our income tax (provision) benefit and the valuation of deferred taxes, long-lived asset valuations, and allowance for credit losses. Ultimate results could differ from our estimates.

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

Revenue recognition
Our services and products are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. The vast majority of our service and product contracts are short-term in nature. We recognize revenue based on the transfer of control or our customers’ ability to benefit from our services and products in an amount that reflects the consideration we expect to receive in exchange for those services and products. We also assess our customers’ ability and intention to pay, which is based on a variety of factors, including our historical payment experience with, and the financial condition of our customers. Rates for services are typically priced on a per day, per meter, per man-hour, or similar basis. See Notes to Consolidated Financial Statements, Note 4 for further information on revenue recognition.

Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers. Research and development costs are expensed as incurred and were $426 million in 2024, $408 million in 2023, and $345 million in 2022.

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

HAL 2024 FORM 10-K | 49

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

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2022:	$2,020	$809	$2,829
Current year acquisitions	—	21	21
Other	12	(12)	—
Balance at December 31, 2023:	$2,032	$818	$2,850
Current year acquisitions	8	—	8
Other	(20)	—	(20)
Balance at December 31, 2024:	$2,020	$818	$2,838

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2024, 2023, and 2022, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.

We amortize other identifiable intangible assets with a finite life on a straight-line basis over the period which the asset is expected to contribute to our future cash flows, ranging from one year to thirty years. The components of these other intangible assets generally consist of patents, license agreements, non-compete agreements, trademarks, and customer lists and contracts.

Evaluating impairment of long-lived assets
When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For assets classified as held for use, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the asset group’s undiscounted cash flows are less than its carrying amount, we then determine the asset group’s fair value by using a discounted cash flow analysis and recognize any resulting impairment. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale. See Notes to Consolidated Financial Statements, Note 2 for further information on impairments and other charges.

Income taxes
We recognize the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.

HAL 2024 FORM 10-K | 50

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

Derivative instruments
At times, we enter into derivative financial transactions to manage existing or projected exposures to changing foreign currency exchange rates, interest rates, and credit risk. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value which are reflected within “Other, net” on our consolidated statements of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against:
-    the change in fair value of the hedged assets, liabilities, or firm commitments through earnings; or
-    recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign currency exchange risk and credit risk are included in “Other, net” on the consolidated statements of operations. Gains or losses on interest rate derivatives are included in “Interest expense, net.”

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

Stock-based compensation
Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods to reflect actual forfeitures. See Notes to Consolidated Financial Statements, Note 14 for additional information related to stock-based compensation.

HAL 2024 FORM 10-K | 51

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the years ended December 31, 2024 and 2022 which are reflected within “Impairments and other charges” on our consolidated statements of operations.

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Severance costs	$63	$—	$—
Impairment of assets held for sale	49	—	—
Cybersecurity	35	—	—
Gain on investment	(43)	—	—
Receivables	—	—	202
Long-lived asset impairments	—	—	100
Inventory costs and write-downs	—	—	70
Other	12	—	(6)
Total impairments and other charges	$116	$—	$366

During the year ended December 31, 2024, we recorded $116 million net charges, of which $45 million was attributable to our Completion and Production segment, $34 million was attributable to our Drilling and Evaluation segment, and $37 million was attributable to Corporate and other. These charges included $63 million in severance expense as we rationalized global headcount to reflect growth expectations in addition to a $49 million impairment associated with a strategic decision to market for sale a portion of our chemical business. Also, as disclosed within our Form 8-Ks filed with the SEC on August 23, 2024, and September 3, 2024, we became aware that an unauthorized third party gained access to certain of our systems. As a result, we incurred $35 million in expenses related to the engagement of external advisors to assess and remediate the effects of the activity, and restore our systems, as well as legal fees, payroll related costs, and other expenses. Additionally, we recognized a gain of $43 million related to a fair value adjustment on an equity investment during the year ended December 31, 2024.

During the year ended December 31, 2023, there were no amounts recorded in impairment and other charges.

During the year ended December 31, 2022, due to Russia’s invasion of Ukraine and resulting sanctions imposed on Russia, we made the decision to sell our Russian operations and completed the sale in the third quarter of 2022. We wrote down the disposal group to fair value less costs to sell, which resulted in a pre-tax charge of $344 million. Of this pre-tax charge, approximately $131 million was attributable to our Completion and Production segment, approximately $178 million was attributable to our Drilling and Evaluation segment, and $35 million was selling costs and was attributable to Corporate and other. We no longer conduct operations in Russia. Additionally, during the first quarter of 2022, we recorded a pre-tax charge of $22 million primarily related to the write down of all our assets in Ukraine. Included in this charge is a $16 million allowance for credit loss as we do not expect to collect our receivables in Ukraine. Long-lived asset impairments include impairments of property, plant, and equipment.

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

Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief Executive Officer. Our CODM assesses the performance of the two divisions and makes resource allocation decisions based on divisional revenue and operating income.

HAL 2024 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Operations by business segment
The following tables present financial information on our business segments.

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Revenue:
Completion and Production	$13,251	$13,689	$11,582
Drilling and Evaluation	9,693	9,329	8,715
Total revenue	$22,944	$23,018	$20,297
Operating income:
Completion and Production	$2,709	$2,835	$2,037
Drilling and Evaluation	1,608	1,543	1,292
Total operations	4,317	4,378	3,329
Corporate and other (a)	(255)	(244)	(256)
SAP S4 upgrade expense	(124)	(51)	—
Impairments and other charges (b)	(116)	—	(366)
Total operating income	$3,822	$4,083	$2,707
Interest expense, net of interest income	$(353)	$(395)	$(463)
Loss on Blue Chip Swap transactions	(8)	(110)	—
Argentina currency impact	—	(131)	(30)
Loss on early extinguishment of debt	—	—	(42)
Other, net	(227)	(84)	(62)
Income before income taxes	$3,234	$3,363	$2,110
Capital expenditures:
Completion and Production	$775	$765	$589
Drilling and Evaluation	665	613	420
Corporate and other	2	1	2
Total capital expenditures	$1,442	$1,379	$1,011
Depreciation, depletion, and amortization:
Completion and Production	$588	$553	$520
Drilling and Evaluation	475	430	406
Corporate and other	16	15	14
Total depreciation, depletion, and amortization	$1,079	$998	$940

(a)	Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and also includes amortization expense associated with intangible assets recorded as a result of acquisitions.
(b)
Impairments and other charges are as follows:
-For the year ended December 31, 2024, amount includes approximately $45 million attributable to Completion and Production, $34 million attributable to Drilling and Evaluation, and $37 million attributable to Corporate and other.
-For the year ended December 31, 2022, amount includes approximately $136 million attributable to Completion and Production, $195 million attributable to Drilling and Evaluation, and a $35 million net gain attributable to Corporate and other.

HAL 2024 FORM 10-K | 53

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	2024
Millions of dollars	Completion and Production	Drilling and Evaluation
Cost of products, materials, and supplies	$5,428	$3,803
Compensation	1,922	1,865
Depreciation, depletion, and amortization	588	475
Other	2,604	1,942
Total segment operating expenses	$10,542	$8,085

	2023
Millions of dollars	Completion and Production	Drilling and Evaluation
Cost of products, materials, and supplies	$5,906	$3,771
Compensation	1,810	1,750
Depreciation, depletion, and amortization	553	430
Other	2,585	1,835
Total segment operating expenses	$10,854	$7,786

	2022
Millions of dollars	Completion and Production	Drilling and Evaluation
Cost of products, materials, and supplies	$5,573	$3,293
Compensation	1,614	1,596
Depreciation, depletion, and amortization	520	406
Other	1,838	2,128
Total segment operating expenses	$9,545	$7,423

Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.

The following table presents total assets by segment.

	December 31,
Millions of dollars	2024	2023
Total assets:
Completion and Production (a)	$11,987	$11,606
Drilling and Evaluation (a)	7,806	7,532
Corporate and other (b)	5,794	5,545
Total assets	$25,587	$24,683

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.

HAL 2024 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Operations by geographic region
The following tables present information by geographic area. In 2024, 2023, and 2022, based on the location of services provided and products sold, 40%, 44%, and 45%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented. As of December 31, 2024 and December 31, 2023, 49% and 59%, respectively, of our property, plant, and equipment was located in the United States.

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Revenue:
North America	$9,626	$10,492	$9,597
Latin America	4,211	3,987	3,197
Europe/Africa/CIS	3,003	2,861	2,691
Middle East/Asia	6,104	5,678	4,812
Total revenue	$22,944	$23,018	$20,297

	December 31,
Millions of dollars	2024	2023
Net property, plant, and equipment:
North America	$2,595	$2,961
Latin America	1,002	527
Europe/Africa/CIS	593	444
Middle East/Asia	923	968
Total net property, plant, and equipment	$5,113	$4,900

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

Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 40%, 44%, and 45% of our consolidated revenue was from the United States for the years ended December 31, 2024, 2023, and 2022, respectively. No other country accounted for more than 10% of our revenue.

HAL 2024 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents information on our disaggregated revenue.

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Revenue by segment:
Completion and Production	$13,251	$13,689	$11,582
Drilling and Evaluation	9,693	9,329	8,715
Total revenue	$22,944	$23,018	$20,297
Revenue by geographic region:
North America	$9,626	$10,492	$9,597
Latin America	4,211	3,987	3,197
Europe/Africa/CIS	3,003	2,861	2,691
Middle East/Asia	6,104	5,678	4,812
Total revenue	$22,944	$23,018	$20,297

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

Note 5. Receivables
As of December 31, 2024, 30% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2023, 33% of our net trade receivables were from customers in the United States and 9% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 8% and 6% of our total receivables as of December 31, 2024 and December 31, 2023, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer. Furthermore, we have entered into CDSs with third-party financial institutions that have an aggregate notional amount outstanding as of December 31, 2024 of $739 million related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Notes to Consolidated Financial Statements, Note 16 for further information on these CDSs. No country other than the United States and Mexico and no single customer accounted for more than 10% of our receivables at those dates.

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

HAL 2024 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The table below presents a rollforward of our allowance for credit losses for 2022, 2023 and 2024.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
Year ended December 31, 2022	$754	$2	$(25)	$731
Year ended December 31, 2023	731	22	(11)	742
Year ended December 31, 2024	742	17	(5)	754

(a)	Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b)	Includes write-offs, balance sheet reclassifications, and other activity.
(c)	The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.

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

The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2024, 2023, and 2022, along with other supplemental information about our existing leases:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$37	$30	$20
Interest on lease liabilities	38	41	38
Operating lease cost	353	337	301
Short-term lease cost	42	35	31
Sublease income	(3)	(2)	(3)
Total lease cost	$467	$441	$387
HAL 2024 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

	As of December 31,
Millions of dollars	2024	2023
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$1,022	$1,088
Current portion of operating lease liabilities	263	262
Operating lease liabilities (non-current)	798	911
Finance leases:
Other assets (non-current)	$139	$120
Other current liabilities	44	32
Other liabilities (non-current)	126	132

	Year Ended December 31,
Millions of dollars except years and percentages	2024	2023	2022
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$374	$354	$332
Operating cash flows for finance leases	38	41	38
Financing cash flows for finance leases	33	37	26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$274	$487	$249
Finance leases	57	64	62
Weighted-average remaining lease term:
Operating leases	7.9 years	8.2 years	9.5 years
Finance leases	4.6 years	5.3 years	5.9 years
Weighted-average discount rate for operating leases	5.4%	5.3%	5.2%
The following table summarizes the maturity of our operating and finance leases as of December 31, 2024:

Millions of dollars	Operating Leases	Finance Leases
2025	$317	$78
2026	232	75
2027	159	40
2028	101	19
2029	82	10
Thereafter	453	16
Total lease payments	1,344	238
Imputed interest	(284)	(68)
Total lease payments, net of imputed interest	$1,060	$170

HAL 2024 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 7. Inventories
Inventories consisted of the following:

	December 31,
Millions of dollars	2024	2023
Finished products and parts	$1,956	$2,069
Raw materials and supplies	952	1,021
Work in process	132	136
Total inventories	$3,040	$3,226

All amounts in the table above are reported net of obsolescence reserves of $62 million at December 31, 2024 and $81 million at December 31, 2023.

During the years ended December 31, 2024 and 2023, there were no impairments charges related to inventory.

Note 8. Accounts Payable
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

Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $317 million as of December 31, 2024, and $322 million as of December 31, 2023, and are included in accounts payable on the consolidated balance sheets.

The following table presents a rollforward of our supplier finance program obligations:

	December 31,
Millions of dollars	2024	2023
Confirmed obligations outstanding at the beginning of the year	$322	$273
Invoices confirmed during the year	1,217	1,257
Confirmed invoices paid during the year	(1,222)	(1,208)
Confirmed obligations outstanding at the end of the year	$317	$322

Note 9. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31,
Millions of dollars	2024	2023
Land	$119	$119
Buildings and property improvements	1,751	1,724
Machinery, equipment, and other	15,704	15,121
Total property, plant, and equipment	17,574	16,964
Accumulated depreciation	(12,461)	(12,064)
Net property, plant, and equipment	$5,113	$4,900

During the years ended December 31, 2024 and 2023, no impairment charges were recorded on property, plant, and equipment.
HAL 2024 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2024	2023
1 - 10 years	17%	16%
11 - 20 years	40%	40%
21 - 30 years	26%	26%
31 - 40 years	17%	18%

	Machinery, Equipment, and Other
	2024	2023
1 - 5 years	46%	47%
6 - 10 years	45%	43%
11 - 20 years	9%	10%

Note 10. Debt
Our long-term total debt consisted of the following:

	December 31,
Millions of dollars	2024	2023
5.0% senior notes due November 2045	$1,887	$1,911
2.92% senior notes due March 2030	1,000	1,000
4.85% senior notes due November 2035	997	1,000
7.45% senior notes due September 2039	938	946
4.75% senior notes due August 2043	846	879
6.7% senior notes due September 2038	763	763
4.5% senior notes due November 2041	469	500
7.6% senior debentures due August 2096	226	228
6.75% notes due February 2027	90	90
3.8% senior notes due November 2025	—	382
Other	6	5
Unamortized debt issuance costs and discounts	(62)	(68)
Total long-term debt	$7,160	$7,636
Short-term borrowings and current maturities of long-term debt, net	381	—
Total debt	$7,541	$7,636

There were no short-term borrowings and $381 million of current maturities of long-term debt as of December 31, 2024. There were no short-term borrowings or current maturities of long-term debt as of December 31, 2023.

Senior debt
We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% notes due February 2027 and 7.6% senior debentures due August 2096 may not be redeemed prior to maturity.

HAL 2024 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Repurchases of senior debt
Our total debt repurchases consisted of the following:

	December 31,
Millions of dollars	2024	2023
4.75% senior notes due August 2043	$32	$21
4.5% senior notes due November 2041	31	—
5.0% senior notes due November 2045	24	90
7.45% senior notes due September 2039	8	54
4.85% senior notes due November 2035	3	—
7.6% senior debentures due August 2096	2	66
6.7% senior notes due September 2038	—	37
3.8% senior notes due November 2025	—	18
6.75% notes due February 2027	—	14
Total Repurchases	$100	$300

We used cash on hand to fund these repurchases, which included the principal amount, a net premium or discount, and accrued interest. The remaining principal balance of these instruments of $6.6 billion in the aggregate remains outstanding as of December 31, 2024.

Redemption of 3.8% senior notes due November 2025 redemption
In February of 2022, we redeemed $600 million aggregate principal amount of our 3.8% senior notes due in November 2025. The early redemption of the notes resulted in a loss of $42 million, consisting of premiums and unamortized expenses. The loss is included in “Loss on early extinguishment of debt” in our consolidated statements of operations for the year ended December 31, 2022. We used cash on hand to fund the aggregate redemption price of the notes in the amount of $641 million, which included the principal amount, the make-whole premium, and accrued interest. The remaining $382 million aggregate principal amount of our 3.8% senior notes remains outstanding.

Revolving credit facilities
We have a revolving credit facility with a capacity of $3.5 billion, which expires in April 2027. The facility is for general working capital purposes. The full amount of the revolving credit facility was available as of December 31, 2024.

Debt maturities
Our debt matures as follows: $381 million in 2025, no amounts in 2026, $90 million in 2027, no amounts in 2028, or 2029, and the remainder thereafter.

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

Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately $2.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2024. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

HAL 2024 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 12. Income Taxes

The components of the (provision) benefit for income taxes on continuing operations were as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Current income taxes:
Federal	$10	$(21)	$(17)
Foreign	(571)	(472)	(417)
State	(9)	(12)	(11)
Total current income taxes	(570)	(505)	(445)
Deferred income taxes:
Federal	(167)	(123)	(159)
Foreign	31	(59)	103
State	(12)	(14)	(14)
Total deferred income taxes	(148)	(196)	(70)
Income tax provision	$(718)	$(701)	$(515)

The United States and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
United States	$1,695	$1,666	$992
Foreign	1,539	1,697	1,118
Total income from continuing operations before income taxes	$3,234	$3,363	$2,110

Reconciliations between the actual (provision) benefit for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
United States statutory rate	21.0%	21.0%	21.0%
Valuation allowance against tax assets	(2.1)	0.8	(2.9)
Impact of foreign income taxed at different rates	4.7	0.2	3.0
State income taxes	0.6	0.7	0.8
Impact of impairments and other charges	0.6	0.6	0.7
Adjustments of prior year taxes	(2.5)	(1.3)	0.2
Other items, net	(0.1)	(1.2)	1.6
Total effective tax rate on continuing operations	22.2%	20.8%	24.4%

During the year ended December 31, 2024, we recorded a total income tax provision of $718 million on pre-tax income of $3.2 billion, resulting in an effective tax rate of 22.2%. The effective tax rate for 2024 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets.

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

HAL 2024 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The primary components of our deferred tax assets and liabilities were as follows:

	December 31,
Millions of dollars	2024	2023
Gross deferred tax assets:
Foreign tax credit carryforwards	$950	$902
Intangible assets	727	789
Net operating loss carryforwards	581	663
Accrued liabilities	227	293
Research and development tax credit carryforwards	85	173
Employee compensation and benefits	170	193
Other	639	579
Total gross deferred tax assets	3,379	3,592
Gross deferred tax liabilities:
Operating lease right-of-use assets	144	189
Depreciation and amortization	164	115
Other	50	51
Total gross deferred tax liabilities	358	355
Valuation allowances	718	761
Net deferred income tax asset	$2,303	$2,476

At December 31, 2024, we had $591 million of domestic and foreign tax-effected net operating loss carryforwards, with approximately $10 million estimated to be utilized against our unrecognized tax benefits. In addition, we had approximately $957 million of foreign tax credit carryforwards which are offset by $7 million of foreign branch deferred activity and unrecognized tax benefits reflected in the table above. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

 Our deferred tax assets from net operating losses, foreign tax credits, and research and development credits will expire as follows:

Millions of dollars	U.S. Net Operating Loss	Foreign Net Operating Loss	Foreign Tax Credits	Research and Development Credit	Total Deferred Tax Assets
2025-2029	$3	$126	$642	$—	$771
2030-2034	8	5	315	—	328
2035-2044	23	68	—	84	175
Non-Expiring	13	345	—	—	358
	$47	$544	$957	$84	$1,632
We have not provided incremental United States income taxes or foreign withholding taxes on undistributed foreign subsidiaries’ earnings after December 31, 2017. We generally do not provide for taxes related to undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

HAL 2024 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2022	$352		$72
Change in prior year tax positions	(36)		(5)
Change in current year tax positions	13		2
Cash settlements with taxing authorities	(6)		(2)
Lapse of statute of limitations	(12)		(3)
Balance at December 31, 2022	$311	(a)	$64
Change in prior year tax positions	(38)		(10)
Change in current year tax positions	8		1
Cash settlements with taxing authorities	(4)		(3)
Lapse of statute of limitations	(9)		(3)
Balance at December 31, 2023	$268	(a)	$49
Change in prior year tax positions	(68)		—
Change in current year tax positions	10		1
Cash settlements with taxing authorities	(1)		(1)
Lapse of statute of limitations	(13)		(4)
Balance at December 31, 2024	$196	(a)(b)	$45

(a)
Includes $40 million as of December 31, 2024, $43 million as of December 31, 2023, and $51 million as of December 31, 2022 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2024, December 31, 2023, and December 31, 2022, a net $137 million, $192 million and $208 million after a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $64 million as of December 31, 2024 that we believe could be resolved within the next 12 months.

Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2013. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United States federal income tax filings for tax years 2016 through 2023 are currently under review or remain open for review by the IRS.

As of December 31, 2024, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a NOPA from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next 12 months.

Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next 12 months.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company will adopt this standard for the Form 10-K for the year ending December 31, 2025, on a prospective basis. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

HAL 2024 FORM 10-K | 64

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 13. Shareholders’ Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31,
Millions of shares	2024	2023
Issued	1,065	1,065
In treasury	(197)	(176)
Total shares of common stock outstanding	868	889

Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. We purchased 30.5 million shares of our common stock under the program during the year ended December 31, 2024. During the year ended December 31, 2023, we purchased 22.7 million shares of our common stock under the program. Approximately $3.0 billion remained authorized for repurchases as of December 31, 2024. From the inception of this program in February 2006 through December 31, 2024, we repurchased approximately 284 million shares of our common stock for a total cost of approximately $11.1 billion.

Paid-in Capital in Excess of Par Value
During 2024, 2023 and 2022, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, additional paid in capital would have resulted in a balance below zero. Therefore, for the years ended December 31, 2024, 2023 and 2022, we reduced retained earnings by $105 million, $98 million, and $275 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Preferred stock
Our preferred stock consists of five million total authorized shares at December 31, 2024, of which none are issued.

Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31,
Millions of dollars	2024	2023
Cumulative translation adjustment	$(82)	$(84)
Defined benefit and other postretirement liability adjustments (a)	(234)	(207)
Other	(37)	(40)
Total accumulated other comprehensive loss	$(353)	$(331)

(a)	Included net actuarial losses for our international pension plans of $233 million at December 31, 2024 and $209 million at December 31, 2023.

HAL 2024 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 14. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2024, 2023, and 2022.
.

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Stock-based compensation cost	$223	$219	$219
Tax benefit	(38)	(36)	(33)
Stock-based compensation cost, net of tax	$185	$183	$186

Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-    stock options, including incentive stock options and nonqualified stock options;
-    restricted stock awards;
-    restricted stock unit awards;
-    stock appreciation rights; and
-    stock value equivalent awards.

There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding. Under the terms of the Stock Plan, approximately 284 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2024, approximately 23 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).

Each of the active stock-based compensation arrangements is discussed below.

Stock options
There were no stock options granted during 2024 and there are no plans to grant stock options in 2025. All stock options under the Stock Plan were granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire ten years from the grant date. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period.

The following table represents our stock options activity during 2024.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	14.3	$45.47
Exercised	(0.3)	26.89
Forfeited/expired	(3.6)	58.04
Outstanding at December 31, 2024	10.4	$41.75	2.4	$4.0
Exercisable at December 31, 2024	10.4	$41.75	2.4	$4.0

The total intrinsic value of options exercised was $3 million in 2024, $20 million in 2023, and $43 million in 2022. As of December 31, 2024, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options.

Cash received from issuance of common stock for 2024, 2023, and 2022 was $105 million, $136 million, and $229 million, respectively, of which $9 million, $48 million, and $148 million, respectively, are related to proceeds from exercises of stock options. All other cash received from issuance of common stock during 2024, 2023 and 2022 relates to cash proceeds from the issuance of shares under our employee stock purchase plan.
HAL 2024 FORM 10-K | 66

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of options granted was a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock. The expected term of options granted was based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. There were no stock options granted for the years ended December 31, 2024, 2023 and 2022.

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

In 2024, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed as compared to certain competitors and a modifier based upon stock performance compared to the Oilfield Services Index (OSX). A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.

The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2024.
.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2024	20.9	$27.42
Granted	7.3	36.76
Vested	(7.7)	25.10
Forfeited	(1.0)	29.30
Nonvested shares at December 31, 2024	19.5	$31.64

The weighted average grant-date fair value of shares granted was $36.76 during 2024, $31.73 during 2023, and $31.40 during 2022. The total fair value of shares vested was $263 million during 2024, $283 million during 2023, and $248 million during 2022. As of December 31, 2024, there was $410 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1, April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP in 2022, 2023, and 2024 is equal to 90% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 104 million shares of common stock have been reserved for issuance, of which 79 million shares have been sold through the ESPP since the inception of the plan through December 31, 2024 and 25 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.

HAL 2024 FORM 10-K | 67

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	30%	48%	46%
Expected dividend yield	2.00%	1.44%	1.67%
Risk-free interest rate	5.24%	5.11%	1.42%
Weighted average grant-date fair value per share	$5.60	$7.16	$5.63

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

A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31,
Millions of shares	2024	2023	2022
Basic weighted average common shares outstanding	882	899	904
Dilutive effect of awards granted under our stock incentive plans	1	3	4
Diluted weighted average common shares outstanding	883	902	908
Antidilutive shares:
Options with exercise price greater than the average market price	10	12	15
Total antidilutive shares	10	12	15

Note 16. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities of these instruments.

The carrying amount and fair value of our total debt is as follows:

	December 31, 2024				December 31, 2023
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$4,503	$2,825	$7,328	$7,541	$7,419	$378	$7,797	$7,636

The total fair value of our debt decreased during 2024 primarily as a result of higher bond yields and $100 million in debt repurchases, as discussed in Notes to Consolidated Financial Statements, Note 10.

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
HAL 2024 FORM 10-K | 68

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, and credit risk. We selectively manage these exposures through the use of derivative instruments, including forward foreign exchange contracts, foreign exchange options, interest rate swaps, and CDS’s. The objective of our risk management strategy is to minimize the volatility from fluctuations in foreign currency and interest rates. We do not use derivative instruments for trading purposes. The fair value of our forward contracts, options, and CDS’s was not material as of December 31, 2024 or December 31, 2023. The counterparties to our derivatives are primarily global commercial and investment banks.

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

The notional amounts of open foreign exchange derivatives were $781 million at December 31, 2024 and $715 million at December 31, 2023. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2024 and December 31, 2023 is included in both “Other current assets” and in “Other current liabilities” in our consolidated balance sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.

Interest rate risk
We are subject to interest rate risk on our debt and investment portfolios. We had fixed rate long-term debt totaling $7.2 billion at December 31, 2024 and $7.6 billion at December 31, 2023. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates. As of December 31, 2024 and December 31, 2023, we did not have any interest rate swaps outstanding.

Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and net trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our net trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31, 2024, 30% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2023, 33% of our net trade receivables were from customers in the United States and 9% were from customers in Mexico. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Notes to Consolidated Financial Statements, Note 5 for further information on receivables.

HAL 2024 FORM 10-K | 69

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of December 31, 2024 of $739 million related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $186 million of the outstanding amount of the CDSs reduces on a monthly basis over its remaining 14-month term and $203 million reduces on a monthly basis over its remaining 18-month term. The remaining $350 million outstanding amount is expected to increase to as much as $805 million in the first quarter of 2025 and will reduce over its remaining 19-month term beginning February 2025.

The fair value of these derivative liabilities was not material at December 31, 2024.

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

Note 17. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-    Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $182 million in 2024, $181 million in 2023, and $160 million in 2022. The increase in expense from 2023 to 2024 was due to headcount and salary increase for the year ended December 31, 2024. The increase in expense from 2022 to 2023 was also due to headcount and salary increase.
-    Our defined benefit plans, which include both overfunded and underfunded pension plans, define an amount of pension benefit to be provided, usually as a function of age, years of service and/or compensation. The underfunded obligations and net periodic benefit cost of our United States defined benefit plans were not material for the periods presented.
-    Our postretirement plans other than pensions are offered to specific eligible employees. The accumulated benefit obligations and net periodic benefit cost for these plans were not material for the periods presented.
-    In 2024, an annuity purchase transaction, commonly known as a ‘buy-in’, was executed for the pension plan in the United Kingdom. The buy-in agreement was secured by paying a premium of approximately $590 million from plan assets. Under the terms of the insurance contract, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments. However, the plan retains full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plan maintains full legal responsibility, and the insurance contract is considered an asset of the plan, settlement accounting has not been applied.

Funded status
For our international pension plans, at December 31, 2024, the projected benefit obligation was $773 million and the fair value of plan assets was $594 million, which resulted in an underfunded obligation of $179 million. At December 31, 2023, the projected benefit obligation was $745 million and the fair value of plan assets was $622 million, which resulted in an underfunded obligation of $123 million. The accumulated benefit obligation for our international plans was $694 million at December 31, 2024 and $672 million at December 31, 2023. The increase in projected benefit obligation and accumulated benefit obligation from 2023 to 2024 was due to assumption changes, mainly a decrease in discount rate.
HAL 2024 FORM 10-K | 70

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

The following table presents additional information about our international pension plans.

	December 31,
Millions of dollars	2024	2023
Amounts recognized on the Consolidated Balance Sheets
Other assets	$11	$39
Accrued employee compensation and benefits	11	10
Employee compensation and benefits	177	154
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$200	$179
Fair value of plan assets	12	15
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$122	$106
Fair value of plan assets	12	15

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

HAL 2024 FORM 10-K | 71

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$—	$—	$—	$—	$—
Bond funds (b)	—	11	—	—	11
Real estate funds (c)	—	—	—	8	8
Other investments (d)	1	9	565	—	575
Fair value of plan assets at December 31, 2024	$1	$20	$565	$8	$594

Cash and equivalents	$29	$234	$—	$—	$263
Bond funds (e)	—	159	—	156	315
Real estate funds (c)	—	—	—	30	30
Other investments (d)	1	11	2	—	14
Fair value of plan assets at December 31, 2023	$30	$404	$2	$186	$622

(a)	Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plans assets.
(b)	Strategy of bond funds is to invest in fixed income securities meeting certain ratings thresholds focused on mitigating interest rate risk and protecting funded status.
(c)	Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(d)	Other investments consist of insurance contracts, a buy-in annuity insurance contract, balanced funds, and government bonds. The fair value of the buy-in annuity insurance contract is determined using the quote provided by an insurance company, reflecting prevailing market conditions for similar transactions.
(e)	Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.

Level 3 Rollforward
The following presents our Level 3 Rollforward for buy-in annuity insurance contract for 2024. Level 3 assets in 2023 were immaterial.

Millions of dollars	2024
Balance at the beginning of the year	$2
Purchase of insurance contract	590
Return on assets	(18)
Payment from the insurance policy	(9)
Balance at the end of the year	$565

Risk management practices for these plans include diversification by issuer, industry, and geography, where permitted, as well as by asset classes and investment managers. Our United Kingdom pension plan, which constituted 73% of our international pension plans’ projected benefit obligation on December 31, 2024, is no longer accruing service benefits and completed a pension buy-in transaction during 2024 entering into a bulk annuity contract with an insurance company. The bulk annuity contract effectively covers all benefit payments to members. The investments backing the contract are invested at the discretion of the insurance company, which assumes the investment risk associated with these assets.

Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $43 million in 2024, $32 million in 2023, and $14 million in 2022.

Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2024	2023
Discount rate	5.3%	5.1%
Rate of compensation increase	4.9%	5.6%

HAL 2024 FORM 10-K | 72

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2024	2023	2022
Discount rate	5.1%	5.6%	2.3%
Expected long-term return on plan assets	4.0%	3.8%	3.0%
Rate of compensation increase	2.9%	5.4%	5.3%

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

Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $1 million to our international pension plans in 2025.

Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows: $38 million in 2025, $32 million in 2026, $34 million in 2027, $37 million in 2028, $37 million in 2029, and an aggregate $225 million in years 2030 through 2034.

Note 18. New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 (Subtopic 220-40), “Disaggregation of Income Statement Expenses” (DISE), which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the effect that adoption of ASU 2024-03 will have on our disclosures.

HAL 2024 FORM 10-K | 73

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See page 40 for Management’s Report on Internal Control Over Financial Reporting and page 43 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.

Item 9(b). Other Information.
During the quarter ended December 31, 2024, the following officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Eric J. Carre	Executive Vice President and Chief Financial Officer	Plan Adoption	11/12/2024	11/11/2025	348,344	Yes
Van H. Beckwith	Executive Vice President, Secretary and Chief Legal Officer	Plan Adoption	11/12/2024	11/11/2025	267,681	Yes
Lawrence J. Pope	Executive Vice President of Administration and Chief Human Resources Officer	Plan Adoption	11/13/2024	11/11/2025	144,500	Yes
Mark J. Richard	President - Western Hemisphere	Plan Adoption	11/12/2024	11/11/2025	105,186	Yes
Shannon Slocum	President - Eastern Hemisphere	Plan Adoption	11/12/2024	11/11/2025	80,828	Yes
Timothy M. McKeon	Senior Vice President and Treasurer	Plan Adoption	11/12/2024	11/11/2025	47,240	Yes
Charles E. Geer, Jr.	Senior Vice President and Chief Accounting Officer	Plan Adoption	11/12/2024	11/11/2025	38,700	Yes
Jill D. Sharp	Senior Vice President, Internal Assurance Services	Plan Adoption	11/12/2024	11/11/2025	30,930	Yes

Item 9(c). Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
HAL 2024 FORM 10-K | 74

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors” and “Involvement in Certain Legal Proceedings.” The information required for the directors and executive officers of the Registrant is included under Part I on pages 7 and 8 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section 16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding procedures by which security holders may recommend nominees to the registrant’s board of directors is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Shareholder Nominations of Directors.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and Standing Committees of Directors.” The information regarding insider trading arrangements is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Insider Trading Policies” and also within our Company’s policies titled “Use of Material Nonpublic Information, Securities Trading Windows, and Hedging and Pledging of Company Securities,” and “Securities Trading of Company Securities by the Company,” which are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this annual report.

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2024,” “Outstanding Equity Awards at Fiscal Year End 2024,” “2024 Option Exercises and Stock Vested,” “2024 Nonqualified Deferred Compensation,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,” “Directors’ Compensation” and “CEO Pay Ratio.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2025 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.” Our independent registered public accounting firm is KPMG LLP, Houston, TX PCAOB ID:185.

HAL 2024 FORM 10-K | 75

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

3.2	By-laws of Halliburton Company revised effective May 2, 2024 (incorporated by reference to Exhibit 3.1 of Halliburton’s Form 8-K filed May 3, 2024, File No. 001-03492).

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

HAL 2024 FORM 10-K | 76

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

HAL 2024 FORM 10-K | 77

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

	4.25
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.25 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

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
Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.5 to Halliburton’s Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

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
Second Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective May 16, 2012 (incorporated by reference to Exhibit 10.4 to Halliburton’s Form 10-Q for the quarter ended June 30, 2012, File No. 001-03492).

HAL 2024 FORM 10-K | 78

Table of Contents	Item 15 | Exhibits

†	10.8
Third Amendment to Restricted Stock Plan for Non-Employee Directors of Halliburton Company, effective December 1, 2012 (incorporated by reference to Exhibit 10.44 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.9
First Amendment dated December 1, 2012 to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.10	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.11	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.12	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.13
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton’s Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

†	10.14	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference as Exhibit 99.5 of Halliburton’s Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.15
Form of Non-Employee Director Restricted Stock Agreement (Stock and Incentive Plan) (incorporated by reference to Exhibit 10.43 to Halliburton’s Form 10-K for the year ended December 31, 2011, File No. 001-03492).

†	10.16	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed June 5, 2017, File No. 001-03492).

†	10.17	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference as Exhibit 99.2 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.18	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference as Exhibit 99.3 of Halliburton’s Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.19	Executive Agreement (Eric J. Carre) (incorporated by reference as Exhibit 10.46 of Halliburton’s Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.20	Executive Agreement (Lawrence J. Pope) (incorporated by reference as Exhibit 10.47 of Halliburton’s Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.21
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation Plan, as amended and restated effective May 16, 2012 (incorporated by reference as Exhibit 10.47 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.22	Executive Agreement (Mark J. Richard) (incorporated by reference as Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

HAL 2024 FORM 10-K | 79

Table of Contents	Item 15 | Exhibits

†	10.23
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019 (incorporated by reference as Exhibit 10.8 of Halliburton’s Form 10-Q for the quarter ended June 30, 2019, File No. 001-03492).

	10.24
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed April 28, 2022, File No. 001-03492).

†	10.25
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.41 of Halliburton’s Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.26
Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.27
Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019 (incorporated by reference as Exhibit 10.43 of Halliburton’s Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.28	Executive Agreement (Van H. Beckwith) (incorporated by reference as Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2020, File No. 001-03492).

†	10.29	Executive Agreement (Jill D. Sharp) (incorporated by reference as Exhibit 10.40 of Halliburton’s Form 10-K for the year ended December 31, 2021, File No. 001-03492).

†	10.30
Amendment effective January 1, 2022, to Halliburton Annual Performance Pay Plan, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.31
Amendment effective January 1, 2020, to Halliburton Company Performance Unit Program, as amended and restated effective as of January 1, 2019 (incorporated by reference as Exhibit 10.2 of Halliburton’s Form 10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.32	Executive Agreement (Shannon Slocum) (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 10-Q for the quarter ended March 31, 2023, File No. 001-03492).

	10.33	Form of Indemnification Agreement for Officers (incorporated by reference as Exhibit 10.1 of Halliburton’s Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

	10.34	Form of Indemnification Agreement for Directors (incorporated by reference as Exhibit 10.2 of Halliburton’s Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

†	10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.36 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

†	10.36	Form of Restricted Stock Unit Agreement (International) (incorporated by reference to Exhibit 10.37 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

†	10.37	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference to Exhibit 10.38 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

HAL 2024 FORM 10-K | 80

Table of Contents	Item 15 | Exhibits

†	10.38	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.39 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

*†	10.39	Form of Restricted Stock Agreement.

*†	10.40	Form of Restricted Stock Unit Agreement (International).

*†	10.41	Form of Restricted Stock Unit Agreement (U.S. Expat).

*†	10.42	Form of Performance Share Unit Award Agreement.

*†	10.43	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

*	19.1	Company Policy: Use of Material Nonpublic Information, Securities Trading Windows, and Hedging and Pledging of Company Securities.

*	19.2	Company Policy: Securities Trading of Company Securities by the Company.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

	97.1	Company Policy: Recoupment of Incentive Compensation Following a Restatement (incorporated by reference to Exhibit 97.1 of Halliburton’s Form 10-K filed February 6, 2024, File No. 001-03492).

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HAL 2024 FORM 10-K | 81

Table of Contents	Item 15 | Exhibits

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.
None.
HAL 2024 FORM 10-K | 82

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 12th day of February, 2025.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 12th day of February, 2025.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Eric J. Carre	Executive Vice President and
Eric J. Carre	Chief Financial Officer

/s/ Charles E. Geer, Jr.	Senior Vice President and
Charles E. Geer, Jr.	Chief Accounting Officer

HAL 2024 FORM 10-K | 83

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

HAL 2024 FORM 10-K | 84