Form 10-Q
period 2025-03-31
HALLIBURTON CO
filed 2025-04-25
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes  ☐ No
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
☐ Yes  ☒ No
As of April 18, 2025, there were 859,715,017 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
HALLIBURTON COMPANY
HAL Q1 2025 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars and shares except per share data	2025	2024
Revenue:
Services	$3,809	$4,146
Product sales	1,608	1,658
Total revenue	5,417	5,804
Operating costs and expenses:
Cost of services	3,286	3,428
Cost of sales	1,252	1,294
Impairments and other charges	356	—
General and administrative	62	61
SAP S4 upgrade expense	30	34
Total operating costs and expenses	4,986	4,817
Operating income	431	987
Interest expense, net of interest income of $25 and $22	(86)	(92)
Other, net	(39)	(108)
Income before income taxes	306	787
Income tax provision	(103)	(178)
Net income	$203	$609
Net (income) loss attributable to noncontrolling interest	1	(3)
Net income attributable to company	$204	$606

Basic and diluted net income per share	$0.24	$0.68
Basic weighted average common shares outstanding	866	889
Diluted weighted average common shares outstanding	866	891
See notes to condensed consolidated financial statements.
HAL Q1 2025 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2025	2024
Net income	$203	$609
Other comprehensive loss, net of income taxes	(6)	—
Comprehensive income	$197	$609
Comprehensive (income) loss attributable to noncontrolling interest	1	(4)
Comprehensive income attributable to company shareholders	$198	$605
      See notes to condensed consolidated financial statements.
HAL Q1 2025 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and equivalents	$1,804	$2,618
Receivables (net of allowances for credit losses of $755 and $754)	5,204	5,117
Inventories	3,044	3,040
Other current assets	1,477	1,607
Total current assets	11,529	12,382
Property, plant, and equipment (net of accumulated depreciation of $12,527 and $12,461)	5,149	5,113
Goodwill	2,891	2,838
Deferred income taxes	2,345	2,339
Operating lease right-of-use assets	984	1,022
Other assets	2,281	1,893
Total assets	$25,179	$25,587
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,168	$3,189
Accrued employee compensation and benefits	632	711
Current maturities of long-term debt	381	381
Income taxes payable	362	449
Current portion of operating lease liabilities	264	263
Taxes other than income	237	328
Other current liabilities	779	729
Total current liabilities	5,823	6,050
Long-term debt	7,160	7,160
Operating lease liabilities	769	798
Employee compensation and benefits	389	414
Other liabilities	629	617
Total liabilities	14,770	15,039
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,064 and 1,065 shares)	2,661	2,662
Paid-in capital in excess of par value	59	79
Accumulated other comprehensive loss	(359)	(353)
Retained earnings	14,389	14,332
Treasury stock, at cost (203 and 197 shares)	(6,383)	(6,214)
Company shareholders’ equity	10,367	10,506
Noncontrolling interest in consolidated subsidiaries	42	42
Total shareholders’ equity	10,409	10,548
Total liabilities and shareholders’ equity	$25,179	$25,587
          See notes to condensed consolidated financial statements.
HAL Q1 2025 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net income	$203	$609
Adjustments to reconcile net income to cash flows from operating activities:
Impairments and other charges	356	—
Depreciation, depletion, and amortization	277	263
Changes in assets and liabilities:
Receivables	(86)	(268)
Accounts payable	(64)	(41)
Inventories	(4)	(32)
Other operating activities	(305)	(44)
Total cash flows provided by operating activities	377	487
Cash flows from investing activities:
Capital expenditures	(302)	(330)
Purchases of investment securities	(96)	(88)
Proceeds from sales of property, plant, and equipment	49	49
Sales of investment securities	41	—
Purchase of an equity investment	(345)	—
Payments to acquire businesses, net of cash acquired	(116)	—
Other investing activities	(15)	(12)
Total cash flows used in investing activities	(784)	(381)
Cash flows from financing activities:
Stock repurchase program	(250)	(250)
Dividends to shareholders	(147)	(151)
Other financing activities	(9)	(21)
Total cash flows used in financing activities	(406)	(422)
Effect of exchange rate changes on cash	(1)	(57)
Decrease in cash and equivalents	(814)	(373)
Cash and equivalents at beginning of period	2,618	2,264
Cash and equivalents at end of period	$1,804	$1,891
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$116	$118
Income taxes	$165	$95
            See notes to condensed consolidated financial statements.
HAL Q1 2025 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and
Regulation S-X. Accordingly, these financial statements do not include all information or notes required by U.S. GAAP for annual financial statements and should be read together with our 2024 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2025, the results of our operations for the three months ended March 31,
2025 and 2024, and our cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three months ended March 31, 2025 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the three months ended March 31, 2025, which are reflected within “Impairments and other charges” on our condensed consolidated statements of operations.

Three Months Ended
March 31,
Millions of dollars	2025
Severance costs	$107
Impairment of assets held for sale	104
Impairment of real estate facilities	53
Other	92
Total impairments and other charges	$356
Of the $356 million pre-tax charges recorded during the three months ended March 31, 2025, $201 million was attributable to our Completion and Production segment, $85 million was attributable to our Drilling and Evaluation segment, and $70 million was attributable to Corporate and other.
During the first quarter of 2025, we recorded $107 million in severance expense as we rationalized global headcount to align with activity levels and $104 million of additional impairment associated with a strategic decision to market for sale a portion of our chemical business. Additionally, we recognized a $53 million impairment related to facility closures and lease terminations. Other charges of $92 million is primarily related to legacy environmental remediation cost estimate increases.
During the three months ended March 31, 2024, there were no amounts recorded in impairments and other charges.
HAL Q1 2025 FORM 10-Q | 6

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
The following table presents information on our business segments.

	Three Months Ended
	March 31,
Millions of dollars	2025	2024
Revenue:
Completion and Production	$3,120	$3,373
Drilling and Evaluation	2,297	2,431
Total revenue	$5,417	$5,804
Operating income:
Completion and Production	$531	$688
Drilling and Evaluation	352	398
Total operations	883	1,086
Corporate and other (a)	(66)	(65)
SAP S4 upgrade expense	(30)	(34)
Impairments and other charges (b)	(356)	—
Total operating income	$431	$987
Interest expense, net of interest income	(86)	(92)
Other, net (c)	(39)	(108)
Income before income taxes	$306	$787
Capital expenditures:
Completion and Production	$178	$176
Drilling and Evaluation	124	153
Corporate and other	—	1
Total capital expenditures	$302	$330
Depreciation, depletion, and amortization:
Completion and Production	$152	$144
Drilling and Evaluation	121	115
Corporate and other	4	4
Total depreciation, depletion, and amortization	$277	$263

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
For the three months ended March 31, 2025, the amount includes a $201 million charge attributable to Completion and
Production, an $85 million charge attributable to Drilling and Evaluation, and a $70 million charge attributable to Corporate and other. See Note 2 for further discussion on impairments and other charges.

(c)	During the three months ended March 31, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.
HAL Q1 2025 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended
	March 31,
	2025
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,300	$882
Compensation	474	467
Depreciation, depletion, and amortization	152	121
Other	663	475
Total segment operating expenses	$2,589	$1,945

	Three Months Ended
	March 31,
	2024
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,392	$977
Compensation	484	465
Depreciation, depletion, and amortization	144	115
Other	665	476
Total segment operating expenses	$2,685	$2,033
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	March 31, 2025	December 31, 2024
Total assets:
Completion and Production (a)	$12,169	$11,987
Drilling and Evaluation (a)	7,972	7,806
Corporate and other (b)	5,038	5,794
Total assets	$25,179	$25,587

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
HAL Q1 2025 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 39% and
42% of our consolidated revenue was from the United States for the three months ended March 31, 2025 and 2024, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended
	March 31,
Millions of dollars	2025	2024
Revenue by segment:
Completion and Production	$3,120	$3,373
Drilling and Evaluation	2,297	2,431
Total revenue	$5,417	$5,804
Revenue by geographic region:
North America	$2,236	$2,546
Latin America	896	1,108
Europe/Africa/CIS	775	729
Middle East/Asia	1,510	1,421
Total revenue	$5,417	$5,804
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
HAL Q1 2025 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of March 31, 2025, 33% of our net trade receivables were from customers in the United States and 9% was from customers in Mexico. As of December 31, 2024, 30% of our net trade receivables were from customers in the United States and
11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 7% and
8% of our total receivables as of March 31, 2025 and December 31, 2024, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer. Furthermore, we have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of March 31,
2025 of $1.0 billion related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Note 11 for further information on these CDSs. No country other than the United States and no single customer accounted for more than
10% of our net trade receivables at those dates.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

Millions of dollars	March 31, 2025	December 31, 2024
Finished products and parts	$1,965	$1,956
Raw materials and supplies	939	952
Work in process	140	132
Total inventories	$3,044	$3,040
Note 6. Accounts Payable
We have an agreement with a third party that allows our participating suppliers to finance payment obligations from us with designated third-party financial institutions who act as our paying agent. We have generally extended our payment terms with suppliers to 90 days. A participating supplier may request a participating financial institution to finance one or more of our payment obligations to such supplier prior to the scheduled due date thereof at a discounted price. We are not required to provide collateral to the financial institutions.
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $292 million as of March 31, 2025, and $317 million as of December 31, 2024, and are included in accounts payable on the condensed consolidated balance sheets.
HAL Q1 2025 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Income Taxes
During the three months ended March 31, 2025, we recorded a total income tax provision of $103 million on a pre-tax income of $306 million, resulting in an effective tax rate of 33.7% for the quarter. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax
$356 million of impairments and other charges. During the three months ended March 31, 2024, we recorded a total income tax provision of $178 million on a pre-tax income of $787 million, resulting in an effective tax rate of 22.6% for the quarter.
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
As of March 31, 2025, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.
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
Form 10-K for the year ending December 31, 2025, on a prospective basis. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
HAL Q1 2025 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2025 and
March 31, 2024, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income	—	—	—	204	—	(1)	203
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Cash dividends ($0.17 per share)	—	—	—	(147)	—	—	(147)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(20)	81	—	—	—	60
Other	—	—	—	—	—	1	1
Balance at March 31, 2025	$2,661	$59	$(6,383)	$14,389	$(359)	$42	$10,409

(a)
In the first quarter of 2025, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	606	—	3	609
Other comprehensive income (loss)	—	—	—	—	(1)	1	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(63)	108	(3)	—	—	41
Other	—	—	—	—	—	—	—
Balance at March 31, 2024	$2,662	$—	$(5,682)	$12,988	$(332)	$46	$9,682

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

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
9.6 million shares of our common stock under the program during the three months ended March 31, 2025 for $250 million.
Approximately $2.8 billion remained authorized for repurchases under the program as of March 31, 2025. From the inception of this program in February of 2006 through March 31, 2025, we repurchased 293 million shares of our common stock for a total cost of approximately $11.3 billion. We repurchased 7.0 million shares of our common stock under the program during the three months ended March 31, 2024 for approximately $250 million.
Accumulated other comprehensive loss consisted of the following:

Millions of dollars	March 31, 2025	December 31, 2024
Cumulative translation adjustments	$(82)	$(82)
Defined benefit and other postretirement liability adjustments	(239)	(234)
Other	(38)	(37)
Total accumulated other comprehensive loss	$(359)	$(353)
HAL Q1 2025 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$2.7 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-
balance sheet arrangements  has, nor is any likely to have, a material effect on our consolidated financial statements.
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
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended
	March 31,
Millions of shares	2025	2024
Basic weighted average common shares outstanding	866	889
Dilutive effect of awards granted under our stock incentive plans	—	2
Diluted weighted average common shares outstanding	866	891

Antidilutive shares:
Options with exercise price greater than the average market price	9	11
Total antidilutive shares	9	11
Note 11. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	March 31, 2025				December 31, 2024
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,051	$353	$7,404	$7,541	$4,503	$2,825	$7,328	$7,541
The total fair value of our debt increased during 2025 primarily as a result of lower yields.
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
between the periods presented in our level 1 and level 2 classification of our long-term debt relate to the timing of when third-
party market transactions on our debt are executed. We have no debt categorized within level 3 on the fair value hierarchy.
HAL Q1 2025 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Credit risk
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of March 31, 2025 of $1.0 billion related to borrowings provided by the financial institutions to one of our primary customers in
Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables.
Approximately $155 million of the outstanding amount of the CDSs reduces monthly over its remaining 11-month term and
$171 million reduces monthly over its remaining 15-month term. The remaining $717 million outstanding amount reduces monthly over its remaining 18-month term.
The fair value of the derivative liabilities was not material to our financial condition as of March 31, 2025.
Note 12. New Accounting Pronouncements
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
HAL Q1 2025 FORM 10-Q | 14

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
- International: Increase international growth in our directional drilling, unconventionals, well intervention, and artificial lift businesses.
- North America: Maximize value by, among other things, increasing the utilization by our customers of our Zeus electric fracturing platform and our iCruise rotary steerable systems, and incorporating automation technologies in certain of our processes.
- Digital: Continue to drive differentiation and efficiencies through the deployment of digital and automation technologies, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures at approximately 6% of revenue while utilizing technology and targeted process improvements to enhance the effectiveness and efficiency of our utilization of capital.
- Shareholder returns: Return over 50% of annual free cash flow to shareholders through dividends and share repurchases.
- Advance a Sustainable Energy Future: Continue to develop technologies and solutions to help lower our customers’
and our emissions intensity, participate in carbon capture, utilization, and storage, and geothermal projects globally, and support Halliburton Labs early-stage company participants.
HAL Q1 2025 FORM 10-Q | 15
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended March 31, 2025.

Q1 2025 Revenue by Division

Drilling &
Evaluation
42%
Completion &
Production
58%

Q1 2025 Revenue by Region
Middle East/Asia
28%
North America
41%
Europe/Africa/ CIS
14%
Latin America
17%

Market conditions
Oil prices increased in the first quarter of 2025 from the fourth quarter of 2024 partially from an improving demand outlook in Europe and China while tighter sanctions on Venezuela, Iran and Russia weighed on the supply-side. Risks associated with trade tensions and geopolitical unrest in the Middle East and the Russia-Ukraine conflict continue to be major sources of volatility for the oil and natural gas markets. During the first quarter of 2025, the U.S. active rig count increased slightly as compared to the three months ended December 31, 2024 as oil basins saw a small increase while natural gas basins declined. The international rig count declined in the first quarter of 2025 from the fourth quarter of 2024 driven by declines in
Latin America, Asia-Pacific, and Africa.
Since the end of the first quarter of 2025, the macro environment for oil and natural gas has seen significant fluctuations, as the trade environment injected uncertainty into markets, raised broad economic concerns, and along with the faster-than-expected return of OPEC production, weighed on commodity prices. As of April 22, 2025, both West Texas
Intermediate (WTI) and United Kingdom Brent crude oil prices decreased by approximately 10% since the end of the first quarter of 2025.
We continue to monitor and assess the potential impact of newly implemented tariffs on goods being imported into the
United States. Our global supply chain organization continuously monitors market trends and works to mitigate those and other cost increases through economies of scale in global procurement, technology modifications, and efficient sourcing practices.
Globally, we continue to be impacted by extended supply chain lead times for the supply of select raw materials. Also, while we have been impacted by inflationary cost increases, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize their operational impact.
HAL Q1 2025 FORM 10-Q | 16
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of
2024 and 2025.
During the first quarter of 2025, we generated total company revenue of $5.4 billion, a 7% decrease as compared to the first quarter of 2024. We reported operating income of $431 million, including impairments and other charges of $356 million, in the first quarter of 2025, this compares to operating income of $987 million in the first quarter of 2024.
Our Completion and Production segment revenue decreased 8% in the first quarter of 2025 as compared to the first quarter of 2024. These results were primarily driven by decreased pressure pumping services and lower completion tool sales in the Western Hemisphere. Partially offsetting these decreases were increased completion tool sales and improved stimulation activity in the Middle East.
Our Drilling and Evaluation segment revenue decreased 6% in the first quarter of 2025 as compared to the first quarter of 2024. These results were primarily driven by decreased drilling services in Mexico and the Middle East, reduced project management activity in Mexico, and lower wireline activity in the Middle East/Asia. Partially offsetting these decreases was increased fluid services in the Middle East.
Our North America revenue decreased 12% in the first quarter of 2025, as compared to the first quarter of 2024. This decrease was primarily driven by lower stimulation activity in US Land and reduced completion tool sales in the Gulf of
America. Partially offsetting these decreases were higher artificial lift activity and improved drilling services in US Land and increased stimulation activity in the Gulf of America.
Internationally, revenue decreased 2% in the first quarter of 2025, as compared to the first quarter of 2024, largely driven by lower activity across multiple product service lines in Mexico, Senegal, and Italy. Partially offsetting these decreases were increased activity across multiple product services lines in Kuwait, higher stimulation activity in Saudi Arabia, improved drilling-related services in Argentina, Brazil, and the Caribbean, and higher completion tool sales in Europe.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
Sustainability and Energy Mix Transition
In 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. We continue to execute on our priorities to drive down our emissions intensity. At the same time, we support our customers in their emissions reduction efforts by continuously developing and deploying goods and services that are accretive to their goals as well as ours. As the energy mix transition unfolds, we seek to apply our expertise and resources in growth sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, and geothermal.
Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs, which also allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital while we learn where we can strategically engage new markets. As of March 31, 2025, Halliburton
Labs had 38 participating companies and alumni.
HAL Q1 2025 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had $1.8 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at
December 31, 2024.
Significant sources and uses of cash during the first three months of 2025
Sources of cash:
•Cash flows from operating activities were $377 million. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $154 million, primarily due to increased receivables and decreased payables.
Uses of cash:
•Capital expenditures were $302 million.
•We repurchased 9.6 million shares of our common stock for $250 million.
•We paid $147 million of dividends to our shareholders.
•We paid $461 million related to a purchase of an equity investment and payments to acquire businesses.
Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2025 to be approximately 6% of revenue. We believe this level of spend will allow us to invest in our key strategic technologies and businesses, including the construction and deployment of our Zeus electric fracturing systems in North America and the international growth of our artificial lift, well intervention, unconventionals, and drilling technologies. We will maintain our capital discipline and we may adjust our capital spend to address changing market dynamics.
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $147 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for
2025.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 9.6 million shares of common stock during the first quarter of 2025 under this program. Approximately $2.8 billion remained authorized for repurchases as of March 31, 2025 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4 which we expect to complete in the first half of 2026. During the three months ended March 31, 2025 we incurred $30 million in expense on our SAP S4 migration. The total project investment is estimated to cost approximately $270 million. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
Currently, we do not intend to incur additional debt in 2025, as we believe our cash on hand and earnings from operations are sufficient to cover our obligations for the year.
Other factors affecting liquidity
Financial condition in current market. As of March 31, 2025, we had $1.8 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $471 million coming due beginning in 2025 through
2027, with the majority due in 2025. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.7 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of March 31, 2025, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
HAL Q1 2025 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
We have entered into CDSs with third-party financial institutions that have an aggregate notional amount outstanding as of March 31, 2025 of $1.0 billion related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. Approximately $155 million of the outstanding amount of the CDSs reduces monthly over its remaining 11-month term and $171 million reduces monthly over its remaining 15-month term. The remaining $717 million outstanding amount reduces monthly over its remaining 18-month term.
Credit ratings. Our credit ratings with Standard & Poor’s remain BBB+ for our long-term debt and A-2 for our short-
term debt, with a positive outlook. Our credit ratings with Moody's Investors Service remain A3 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
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
Receivables from our primary customer in Mexico accounted for approximately 7% of our total receivables as of
March 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.
HAL Q1 2025 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first three months of 2025, based on the location of the services provided and products sold, 39% of our consolidated revenue was from the United States, compared to 42% of our consolidated revenue from the
United States in the first three months of 2024. No other country accounted for more than 10% of our revenue for those periods.
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
which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2025	2024	2024
Oil Price - WTI (1)	$71.84	$77.55	$76.55
Oil Price - Brent (1)	75.81	83.00	80.53
Natural Gas Price - Henry Hub (2)	4.15	2.13	2.19

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2025	2024	2024
US Land	573	602	580
US Offshore	15	21	19
Canada	216	208	187
North America	804	831	786
International	903	965	948
Worldwide Total	1,707	1,796	1,734
HAL Q1 2025 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
The tariffs announced on April 2, 2025 by the United States government included sweeping measures affecting many goods imported into the United States, with rates starting at 10%, and higher rates for specific countries and products. These tariffs could significantly increase the cost of imported goods and materials. The tariffs have brought uncertainty into markets, raised broad economic concerns, which, together with the faster-than-expected return of OPEC production, caused a decrease in the price of crude oil of approximately 10% since the end of the first quarter of 2025. While the situation is still fluid, we expect that the decrease in the price of crude oil will negatively impact our earnings per share in the second quarter of 2025. However, we continue to believe oil and natural gas will play a fundamental role in global economic growth and will be driven by economic expansion, energy security concerns and population growth. Additionally, we believe increased investment in existing and new sources of oil and natural gas production is needed to address future demand. This will necessitate production from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects. We expect that increased oil and natural gas production requirements will in turn create demand for our products and services.
HAL Q1 2025 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2025 compared to 2024 (QTD)
RESULTS OF OPERATIONS IN 2025 COMPARED TO 2024
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended
	March 31,		Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,120	$3,373	$(253)	(8)%
Drilling and Evaluation	2,297	2,431	(134)	(6)
Total revenue	$5,417	$5,804	$(387)	(7)%
By geographic region:
North America	$2,236	$2,546	$(310)	(12)%
Latin America	896	1,108	(212)	(19)
Europe/Africa/CIS	775	729	46	6
Middle East/Asia	1,510	1,421	89	6
Total revenue	$5,417	$5,804	$(387)	(7)%

Operating income:
By operating segment:
Completion and Production	$531	$688	$(157)	(23)%
Drilling and Evaluation	352	398	(46)	(12)
Total operations	883	1,086	(203)	(19)
Corporate and other	(66)	(65)	(1)	(2)
SAP S4 upgrade expense	(30)	(34)	4	12
Impairments and other charges	(356)	—	(356)	n/m
Total operating income	$431	$987	$(556)	(56)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first quarter of 2025 was $3.1 billion, a decrease of $253 million, or 8%, when compared to the first quarter of 2024. Operating income in the first quarter of 2025 was $531 million, a decrease of $157 million, or 23%, when compared to the first quarter of 2024. These results were primarily driven by decreased pressure pumping services and lower completion tool sales in the Western Hemisphere. Partially offsetting these decreases were increased completion tool sales and improved stimulation activity in the Middle East.
Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2025 was $2.3 billion, a decrease of $134 million, or 6%, when compared to the first quarter of 2024. Operating income in the first quarter of 2025 was $352 million, a decrease of $46 million, or 12%, when compared to the first quarter of 2024. These results were primarily driven by decreased drilling services in
Mexico and the Middle East, reduced project management activity in Mexico, and lower wireline activity in the Middle East/
Asia. Partially offsetting these decreases was increased fluid services in the Middle East.
Geographic Regions
North America
North America revenue in the first quarter of 2025 was $2.2 billion, a 12% decrease compared to the first quarter of
2024. This decrease was primarily driven by lower stimulation activity in US Land and reduced completion tool sales in the
Gulf of America. Partially offsetting these decreases were higher artificial lift activity and improved drilling services in US
Land and increased stimulation activity in the Gulf of America.
HAL Q1 2025 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (QTD)
Latin America
Latin America revenue in the first quarter of 2025 was $896 million, a 19% decrease compared to the first quarter of
2024. This decrease was primarily due to lower activity across multiple product service lines in Mexico and decreased completion tool sales across the region. Partially offsetting these decreases were increased drilling-related services in Argentina,
Brazil, and the Caribbean.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2025 was $775 million, a 6% increase compared to the first quarter of
2024. This increase was primarily driven by improved activity across multiple product service lines in Norway, higher well construction activity in Namibia, as well as improved completion tools sales in the Caspian Area. Partially offsetting these increases was decreased activity across multiple product service lines in Senegal and Italy.
Middle East/Asia
Middle East/Asia revenue in the first quarter of 2025 was $1.5 billion, a 6% increase compared to the first quarter of
2024. This increase resulted from improved activity across multiple product service lines in Kuwait, improved stimulation activity and increased completion tool sales in Saudi Arabia, and higher fluid services in the United Arab Emirates. Partially offsetting these improvements were lower well construction activity in Saudi Arabia and Australia, decreased completion tool sales in Malaysia, and declined drilling-related activity in Oman.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which we expect to complete in the first half of 2026. During the first quarter of 2025, we recognized $30 million of expense on our SAP
S4 migration. During the first quarter of 2024, we recognized $34 million of expense on our SAP S4 migration.
Impairments and Other Charges. During the three months ended March 31, 2025, we took a pre-tax charge of $356 million to adjust our cost structure to market conditions. These charges consisted primarily of severance costs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, and other items. See Notes to Condensed
Consolidated Financial Statements, Note 2. Impairments and Other Charges for further discussion of these charges.
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
Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $38 million during the three months ended March 31, 2024 due to the devaluation of the currency in Egypt. This is included in “Other, net” on the consolidated statements of operations.
Income Tax Provision. During the three months ended March 31, 2025, we recorded a total income tax provision of
$103 million on a pre-tax income of $306 million, resulting in an effective tax rate of 33.7% for the quarter. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax $356 million of impairments and other charges. During the three months ended March 31, 2024, we recorded a total income tax provision of $178 million on a pre-tax income of $787 million, resulting in an effective tax rate of
22.6% for the quarter.
Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended March 31, 2025.
HAL Q1 2025 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (QTD)
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
HAL Q1 2025 FORM 10-Q | 24

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative
Disclosures About Market Risk,” in our 2024 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully.
As of March 31, 2025, there have been no material changes in risk factors previously disclosed in our Annual Report on Form
10-K for the fiscal year ended December 31, 2024.
HAL Q1 2025 FORM 10-Q | 25

Table of Contents	Item 2 | Unregistered Sales of Equity Securities and Use of Proceeds
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	2,718,122	$27.61	2,384,352	$2,983,724,716
February 1- 28	3,773,954	$26.27	3,745,400	$2,885,355,939
March 1 -31	3,820,763	$24.96	3,440,448	$2,799,511,907
Total	10,312,839	$26.14	9,570,200

(a)
Of the 10,312,839 shares purchased during the three-month period ended March 31, 2025, 742,639 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $2.8 billion remained authorized for repurchases under the program as of March 31, 2025. From the inception of this program in February of
2006 through March 31, 2025, we repurchased approximately 293 million shares of our common stock for a total cost of approximately $11.3 billion.

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
Item 5. Other Information
During the quarter ended March 31, 2025, the following officers of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Jeffrey A. Miller	Chairman of the Board, President and Chief Executive Officer	Plan Adoption	2/13/2025	8/14/2026	1,099,038	Yes
HAL Q1 2025 FORM 10-Q | 26

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

†	10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 of Halliburton's Form 10-K filed February 12, 2025, File No. 001-03492).

†	10.2	Form of Restricted Stock Unit Agreement (International) (incorporated by reference to Exhibit 10.40 of Halliburton's Form 10-K filed February 12, 2025, File No. 001-03492).

†	10.3	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference to Exhibit 10.41 of Halliburton's Form 10-K filed February 12, 2025, File No. 001-03492).

†	10.4	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 of Halliburton's Form 10-K filed February 12, 2025, File No. 001-03492).

†	10.5
Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan)
(incorporated by reference to Exhibit 10.43 of Halliburton's Form 10-K filed February 12, 2025, File No.
001-03492).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q1 2025 FORM 10-Q | 27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Charles E. Geer, Jr.
Eric J. Carre	Charles E. Geer, Jr.
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer
Date: April 25, 2025