Form 10-Q
period 2025-06-30
HALLIBURTON CO
filed 2025-07-25
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
NYSE Texas
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
☐ Yes  ☒ No
As of July 18, 2025, there were 852,602,102 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
HALLIBURTON COMPANY
HAL Q2 2025 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars and shares except per share data	2025	2024	2025	2024
Revenue:
Services	$3,938	$4,215	$7,747	$8,361
Product sales	1,572	1,618	3,180	3,276
Total revenue	5,510	5,833	10,927	11,637
Operating costs and expenses:
Cost of services	3,431	3,417	6,717	6,845
Cost of sales	1,260	1,293	2,512	2,587
Impairments and other charges	—	—	356	—
General and administrative	60	62	122	123
SAP S4 upgrade expense	32	29	62	63
Total operating costs and expenses	4,783	4,801	9,769	9,618
Operating income	727	1,032	1,158	2,019
Interest expense, net of interest income of $18, $22, $43, and $44	(92)	(92)	(178)	(184)
Other, net	(24)	(20)	(63)	(128)
Income before income taxes	611	920	917	1,707
Income tax provision	(131)	(207)	(234)	(385)
Net income	$480	$713	$683	$1,322
Net income attributable to noncontrolling interest	(8)	(4)	(7)	(7)
Net income attributable to company	$472	$709	$676	$1,315

Basic and diluted net income per share	$0.55	$0.80	$0.78	$1.48
Basic weighted average common shares outstanding	857	884	862	886
Diluted weighted average common shares outstanding	857	886	862	888
See notes to condensed consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2025	2024	2025	2024
Net income	$480	$713	$683	$1,322
Other comprehensive income (loss), net of income taxes	3	—	(3)	—
Comprehensive income	$483	$713	$680	$1,322
Comprehensive income attributable to noncontrolling interest	(8)	(4)	(7)	(8)
Comprehensive income attributable to company shareholders	$475	$709	$673	$1,314
      See notes to condensed consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and equivalents	$2,038	$2,618
Receivables (net of allowances for credit losses of $755 and $754)	4,970	5,117
Inventories	3,071	3,040
Other current assets	1,592	1,607
Total current assets	11,671	12,382
Property, plant, and equipment (net of accumulated depreciation of $12,608 and $12,461)	5,246	5,113
Goodwill	2,964	2,838
Deferred income taxes	2,327	2,339
Operating lease right-of-use assets	973	1,022
Other assets	2,196	1,893
Total assets	$25,377	$25,587
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,231	$3,189
Accrued employee compensation and benefits	616	711
Current maturities of long-term debt	381	381
Income taxes payable	341	449
Current portion of operating lease liabilities	261	263
Taxes other than income	250	328
Other current liabilities	764	729
Total current liabilities	5,844	6,050
Long-term debt	7,163	7,160
Operating lease liabilities	756	798
Employee compensation and benefits	406	414
Other liabilities	661	617
Total liabilities	14,830	15,039
Shareholders’ equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,064 and 1,065 shares)	2,661	2,662
Paid-in capital in excess of par value	31	79
Accumulated other comprehensive loss	(356)	(353)
Retained earnings	14,716	14,332
Treasury stock, at cost (211 and 197 shares)	(6,547)	(6,214)
Company shareholders’ equity	10,505	10,506
Noncontrolling interest in consolidated subsidiaries	42	42
Total shareholders’ equity	10,547	10,548
Total liabilities and shareholders’ equity	$25,377	$25,587
  See notes to condensed consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net income	$683	$1,322
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	561	534
Impairments and other charges	356	—
Changes in assets and liabilities:
Receivables	140	(496)
Inventories	(24)	(45)
Accounts payable	(16)	176
Other operating activities	(427)	77
Total cash flows provided by operating activities	1,273	1,568
Cash flows from investing activities:
Capital expenditures	(656)	(677)
Purchase of an equity investment	(345)	—
Payments to acquire businesses, net of cash acquired	(162)	(22)
Purchases of investment securities	(115)	(282)
Sale of an equity investment	120	—
Proceeds from sales of property, plant, and equipment	89	108
Sales of investment securities	65	123
Other investing activities	(36)	(24)
Total cash flows used in investing activities	(1,040)	(774)
Cash flows from financing activities:
Stock repurchase program	(507)	(500)
Dividends to shareholders	(292)	(302)
Other financing activities	(12)	(36)
Total cash flows used in financing activities	(811)	(838)
Effect of exchange rate changes on cash	(2)	(82)
Decrease in cash and equivalents	(580)	(126)
Cash and equivalents at beginning of period	2,618	2,264
Cash and equivalents at end of period	$2,038	$2,138
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$214	$218
Income taxes	$382	$283
            See notes to condensed consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2025, the results of our operations for the three and six months ended
June 30, 2025 and 2024, and our cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three and six months ended June 30, 2025 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the six months ended June 30, 2025, which are reflected within “Impairments and other charges” on our condensed consolidated statements of operations.

	Six Months Ended
	June 30,
Millions of dollars	2025	2024
Severance costs	$107	$—
Impairment of assets held for sale	104	—
Impairment of real estate facilities	53	—
Other	92	—
Total impairments and other charges	$356	$—
During the three months ended June 30, 2025 and 2024, there were no amounts recorded in impairments and other charges.
Of the $356 million pre-tax charges recorded during the six months ended June 30, 2025, $201 million was attributable to our Completion and Production segment, $85 million was attributable to our Drilling and Evaluation segment, and $70 million was attributable to Corporate and other.
During the six months ended June 30, 2025, we recorded $107 million in severance expense as we rationalized global headcount to align with activity levels and $104 million of additional impairment charges associated with a strategic decision to market for sale a portion of our chemical business. Additionally, we recognized a $53 million impairment related to facility closures and lease terminations. Other charges of $92 million is primarily related to legacy environmental remediation cost estimate increases.
HAL Q2 2025 FORM 10-Q | 6

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
Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief
Executive Officer. Our CODM assesses the performance of the two divisions and makes resource allocation decisions based on divisional revenue and operating income.
The following table presents information on our business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2025	2024	2025	2024
Revenue:
Completion and Production	$3,171	$3,401	$6,291	$6,774
Drilling and Evaluation	2,339	2,432	4,636	4,863
Total revenue	$5,510	$5,833	$10,927	$11,637
Operating income:
Completion and Production	$513	$723	$1,044	$1,411
Drilling and Evaluation	312	403	664	801
Total operations	825	1,126	1,708	2,212
Corporate and other (a)	(66)	(65)	(132)	(130)
SAP S4 upgrade expense	(32)	(29)	(62)	(63)
Impairments and other charges (b)	—	—	(356)	—
Total operating income	$727	$1,032	$1,158	$2,019
Interest expense, net of interest income	(92)	(92)	(178)	(184)
Other, net (c)	(24)	(20)	(63)	(128)
Income before income taxes	$611	$920	$917	$1,707
Capital expenditures:
Completion and Production	$205	$166	$383	$342
Drilling and Evaluation	149	181	273	334
Corporate and other	—	—	—	1
Total capital expenditures	$354	$347	$656	$677
Depreciation, depletion, and amortization:
Completion and Production	$154	$150	$306	$294
Drilling and Evaluation	124	118	245	233
Corporate and other	6	3	10	7
Total depreciation, depletion, and amortization	$284	$271	$561	$534

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
During the three months ended June 30, 2025, there were no amounts recorded in impairments and other charges. For the six months ended June 30,
2025, the amount includes a $201 million charge attributable to Completion and Production, an $85 million charge attributable to Drilling and
Evaluation, and a $70 million charge attributable to Corporate and other. See Note 2 for further discussion on impairments and other charges.

(c)	During the six months ended June 30, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.
HAL Q2 2025 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025		2025
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,319	$922	$2,619	$1,804
Compensation	483	479	957	946
Depreciation, depletion, and amortization	154	124	306	245
Other	702	502	1,365	977
Total segment operating expenses	$2,658	$2,027	$5,247	$3,972

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024		2024
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,374	$961	$2,766	$1,938
Compensation	477	461	961	926
Depreciation, depletion, and amortization	150	118	294	233
Other	677	489	1,342	965
Total segment operating expenses	$2,678	$2,029	$5,363	$4,062
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	June 30, 2025	December 31, 2024
Total assets:
Completion and Production (a)	$11,946	$11,987
Drilling and Evaluation (a)	7,995	7,806
Corporate and other (b)	5,436	5,794
Total assets	$25,377	$25,587

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
HAL Q2 2025 FORM 10-Q | 8

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
41% of our consolidated revenue was from the United States for the six months ended June 30, 2025 and 2024, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2025	2024	2025	2024
Revenue by segment:
Completion and Production	$3,171	$3,401	$6,291	$6,774
Drilling and Evaluation	2,339	2,432	4,636	4,863
Total revenue	$5,510	$5,833	$10,927	$11,637
Revenue by geographic region:
North America	$2,259	$2,481	$4,495	$5,027
Latin America	977	1,097	1,873	2,205
Europe/Africa/CIS	820	757	1,595	1,486
Middle East/Asia	1,454	1,498	2,964	2,919
Total revenue	$5,510	$5,833	$10,927	$11,637
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
HAL Q2 2025 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of June 30, 2025, 31% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. As of December 31, 2024, 30% of our net trade receivables were from customers in the United States and
11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 9% and
8% of our total receivables as of June 30, 2025 and December 31, 2024, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer. Furthermore, we have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of June 30,
2025 of $909 million, compared to an aggregate notional amount outstanding as of March 31, 2025 of $1.0 billion, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Note 11 for further information on these CDSs.
No countries other than the United States and Mexico, and no single customer accounted for more than 10% of our net trade receivables at those dates.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2025	2024
Finished products and parts	$1,961	$1,956
Raw materials and supplies	974	952
Work in process	136	132
Total inventories	$3,071	$3,040
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
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $276 million as of June 30, 2025, and $317 million as of December 31, 2024, and are included in accounts payable on the condensed consolidated balance sheets.
Note 7. Income Taxes
During the three months ended June 30, 2025, we recorded a total income tax provision of $131 million on a pre-tax income of $611 million, resulting in an effective tax rate of 21.4% for the quarter. During the three months ended June 30,
2024, we recorded a total income tax provision of $207 million on a pre-tax income of $920 million, resulting in an effective tax rate of 22.5% for the quarter.
During the six months ended June 30, 2025, we recorded a total income tax provision of $234 million on a pre-tax income of $917 million, resulting in an effective tax rate of 25.5% for the period. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax
$356 million of impairments and other charges. During the six months ended June 30, 2024, we recorded a total income tax provision of $385 million on a pre-tax income of $1.7 billion, resulting in an effective tax rate of 22.6% for the period.
HAL Q2 2025 FORM 10-Q | 10

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
As of June 30, 2025, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.
Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next twelve months.
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company will adopt this standard for the
Form 10-K for the year ending December 31, 2025, on a prospective basis and has implemented custom reporting processes and internal workflows to support the new disclosure requirements. The adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2025 and June 30, 2024, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income	—	—	—	204	—	(1)	203
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Cash dividends ($0.17 per share)	—	—	—	(147)	—	—	(147)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(1)	(24)	83	—	—	—	58
Other	—	4	—	—	—	1	5
Balance at March 31, 2025	$2,661	$59	$(6,383)	$14,389	$(359)	$42	$10,409
Comprehensive income (loss):
Net income	—	—	—	472	—	8	480
Other comprehensive income (loss)	—	—	—	—	3	—	3
Cash dividends ($0.17 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	—	(28)	88	—	—	—	60
Other	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025	$2,661	$31	$(6,547)	$14,716	$(356)	$42	$10,547

(a)
In the first quarter and second quarter of 2025, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

HAL Q2 2025 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	606	—	3	609
Other comprehensive income (loss)	—	—	—	—	(1)	1	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(63)	108	(3)	—	—	41
Other	—	—	—	—	—	—	—
Balance at March 31, 2024	$2,662	$—	$(5,682)	$12,988	$(332)	$46	$9,682
Comprehensive income (loss):
Net income	—	—	—	709	—	4	713
Other comprehensive income (loss)	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(251)	—	—	—	(251)
Stock plans (a)	1	—	152	(96)	—	—	57
Other	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$2,663	$—	$(5,781)	$13,450	$(332)	$46	$10,046

(a)
In the first quarter and second quarter of 2024, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero in each quarter, which resulted in a reduction of retained earnings by $3 million in the first quarter of 2024 and $96 million in the second quarter of 2024. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
12 million shares of our common stock under the program during the three months ended June 30, 2025 for $252 million.
Approximately $2.5 billion remained authorized for repurchases under the program as of June 30, 2025. From the inception of this program in February of 2006 through June 30, 2025, we repurchased 305 million shares of our common stock for a total cost of approximately $11.6 billion. We repurchased 6.9 million shares of our common stock under the program during the three months ended June 30, 2024 for approximately $251 million.
Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
Millions of dollars	2025	2024
Cumulative translation adjustments	$(81)	$(82)
Defined benefit and other postretirement liability adjustments	(238)	(234)
Other	(37)	(37)
Total accumulated other comprehensive loss	$(356)	$(353)
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$2.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements has nor is likely to have, a material effect on our consolidated financial statements.
HAL Q2 2025 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 10. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2025	2024	2025	2024
Basic weighted average common shares outstanding	857	884	862	886
Dilutive effect of awards granted under our stock incentive plans	—	2	—	2
Diluted weighted average common shares outstanding	857	886	862	888

Antidilutive shares:
Options with exercise price greater than the average market price	9	10	10	10
Total antidilutive shares	9	10	10	10
Note 11. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	June 30, 2025				December 31, 2024
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,044	$357	$7,401	$7,544	$4,503	$2,825	$7,328	$7,541
In the first half of 2025, the total fair value of our debt increased as a result of lower yields.
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
Credit risk
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of June 30, 2025 of $909 million, compared to an aggregate notional amount outstanding as of March 31, 2025 of $1.0 billion, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $124 million of the outstanding amount of the CDSs reduces monthly over its remaining 8-month term and $139 million reduces monthly over its remaining 12-month term. The remaining $646 million outstanding amount reduces monthly over its remaining 15-month term.
The fair value of the derivative liabilities was not material to our financial condition as of June 30, 2025.
HAL Q2 2025 FORM 10-Q | 14

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 12. New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 (Subtopic 220-40), “Disaggregation of Income Statement
Expenses” (DISE), which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. We continue to evaluate the effect that adoption of ASU 2024-03 will have on our disclosures.
Note 13. Subsequent Events
On July 4, 2025, President Donald Trump signed into law the “One Big Beautiful Bill Act,” which includes federal tax law revisions that may affect the Company’s ability to utilize Foreign Tax Credits. The Company is currently evaluating the impact of these changes and expects to complete its assessment during the third quarter of 2025.
HAL Q2 2025 FORM 10-Q | 15

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
The business operations of our segments are organized around four primary geographic regions: North America, Latin
America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With more than 48,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.
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
HAL Q2 2025 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended June 30, 2025.

Q2 2025 Revenue by Division

Drilling & Evaluation 42%
Completion & Production 58%

Q2 2025 Revenue by Region
Middle East/Asia
26%
North America
41%
Europe/Africa/ CIS
15%
Latin America
18%

Market conditions
Oil prices declined in the second quarter of 2025 from the first quarter of 2025 due to increased trade tensions from tariffs weighing on the demand outlook while increases in production from OPEC+ countries have increased supply surpluses.
Geopolitical unrest, and armed conflicts in the Middle East and in Russia-Ukraine continue to be major sources of volatility for the oil and natural gas markets. During the second quarter of 2025, the U.S. active rig count decreased as compared to the first quarter of 2025 as oil basins saw declines while gas basins saw modest increases. The international rig count declined in the second quarter of 2025 from the first quarter of 2025 driven by declines in the Middle East, Asia-Pacific and Africa.
Since the end of the second quarter of 2025, the macro environment for oil and natural gas has seen significant fluctuations, as the trade environment injected uncertainty into markets, raised broad economic concerns, and along with the faster-than-expected return of OPEC+ production, weighed on commodity prices. As of July 22, 2025, West Texas Intermediate
(WTI) crude oil prices decreased by approximately 7% since the end of the first quarter of 2025.
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
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of
2024 and 2025.
HAL Q2 2025 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Executive Overview
During the second quarter of 2025, we generated total company revenue of $5.5 billion, a 6% decrease as compared to the second quarter of 2024. We reported operating income of $727 million in the second quarter of 2025, as compared to operating income of $1.0 billion in the second quarter of 2024. The tariff impact on operating income for the second quarter of
2025 imposed primarily by the United States was approximately $27 million.
Our Completion and Production segment revenue decreased 7% in the second quarter of 2025 as compared to the second quarter of 2024. These results were largely driven by lower pressure pumping services in the Western Hemisphere and reduced completion tool sales in the Gulf of America and Africa. Partially offsetting these decreases were increased completion tool sales in Europe. Operating income was further adversely impacted by reduced pricing for stimulation services in US Land.
Our Drilling and Evaluation segment revenue decreased 4% in the second quarter of 2025 as compared to the second quarter of 2024. These results were primarily driven by decreased drilling services in Mexico and Saudi Arabia, reduced project management activity and lower testing services internationally, and lower wireline activity in the Western Hemisphere and
Saudi Arabia. Partially offsetting these decreases were improved fluid services in Latin America and the Middle East. Operating income was further adversely impacted by startup and mobilization costs incurred across multiple product service lines.
Our North America revenue decreased 9% in the second quarter of 2025 as compared to the second quarter of 2024.
This decrease was largely driven by lower stimulation activity in US Land and reduced completion tool sales in the Gulf of
America. Partially offsetting these decreases were improved stimulation activity in the Gulf of America and Canada and higher completion tool sales in Canada.
Internationally, revenue decreased 3% in the second quarter of 2025, as compared to the second quarter of 2024, largely driven by lower activity across multiple product service lines in Mexico and Saudi Arabia and decreased completion tool sales in Africa. Partially offsetting these decreases were improved fluid services in the Middle East, Norway, and
Argentina, higher pipeline services in Europe and Middle East/Asia and improved well intervention services in Saudi Arabia.
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
significant outlay of capital while we learn where we can strategically engage new markets. As of June 30, 2025, Halliburton
Labs had 39 participating companies and alumni.
HAL Q2 2025 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had $2.0 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at
December 31, 2024.
Significant sources and uses of cash during the first six months of 2025
Sources of cash:
•Cash flows from operating activities were $1.3 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a positive impact of $100 million, primarily due to decreased receivables.
•We received $120 million on the sale of an equity investment.
Uses of cash:
•Capital expenditures were $656 million.
•We repurchased 21.5 million shares of our common stock for $507 million, which includes excise tax payment due on 2024 share repurchases.
•We paid $292 million of dividends to our shareholders.
•We paid $345 million related to a purchase of an equity investment.
•We paid $162 million to acquire businesses.
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
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $145 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for
2025.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 12 million shares of common stock during the second quarter of 2025 under this program. Approximately $2.5 billion remained authorized for repurchases as of June 30, 2025 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4 which we now expect to complete in the second half of 2026. During the six months ended June 30, 2025 we incurred $62 million in expense on our SAP S4 migration. Due to the extension of the project to the second half of 2026, we are currently re-evaluating the $270 million estimated total cost and will provide a new estimate in the third quarter of 2025. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
Other factors affecting liquidity
Financial condition in current market. As of June 30, 2025, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under a revolving credit facility with an expiration date of April 27, 2027. We believe we have a manageable debt maturity profile, with approximately $471 million coming due beginning in 2025 through
2027, with the majority due in 2025. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments.
HAL Q2 2025 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.8 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of June 30, 2025, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
We have entered into CDSs with third-party financial institutions that have an aggregate notional amount outstanding as of June 30, 2025 of $909 million, compared to an aggregate notional amount outstanding as of March 31, 2025 of $1.0 billion, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. Approximately $124 million of the outstanding amount of the CDSs reduces monthly over its remaining 8-month term and $139 million reduces monthly over its remaining 12-month term. The remaining $646 million outstanding amount reduces monthly over its remaining 15-month term.
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
Receivables from our primary customer in Mexico accounted for approximately 9% of our total receivables as of
June 30, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.
HAL Q2 2025 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first six months of 2025, based on the location of the services provided and products sold,
39% of our consolidated revenue was from the United States, compared to 41% of our consolidated revenue from the United
States in the first six months of 2024. No other country accounted for more than 10% of our revenue for those periods.
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
which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	June 30,		December 31,
	2025	2024	2024
Oil Price - WTI (1)	$64.63	$81.71	$76.55
Oil Price - Brent (1)	68.01	84.65	80.53
Natural Gas Price - Henry Hub (2)	3.19	2.08	2.19

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2025	2024	2025	2024	2024
US Land	558	583	565	593	580
US Offshore	13	20	14	20	19
Canada	128	136	172	172	187
North America	699	739	751	785	786
International	897	963	900	964	948
Worldwide Total	1,596	1,702	1,651	1,749	1,734
HAL Q2 2025 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
Rising geopolitical tensions in the Middle East have recently caused high volatility in oil markets. While new conflicts have caused prices to fluctuate, tariffs have increased trade tensions, raised broad economic concerns, which together with the faster-than-expected return of OPEC+ production, caused a decrease in the average WTI price of crude oil of approximately
11% in the second quarter of 2025 when compared to the first quarter of 2025. In response to these factors, we have seen customers reduce their expected spend on oil and gas exploration and production activities and engage in other cost-cutting activities, which has caused us to lower our expectations of activity over the short to medium term.
We expect our full year 2025 international revenue to decrease year over year primarily driven by further activity reductions in Saudi Arabia and Mexico and pricing pressure. We expect revenue growth in Brazil and Norway, as well as offshore frontier basins, to partially offset these reductions. We also expect North America full year 2025 revenue to decline year over year driven by lower drilling and completion activity and pricing pressure. While increases in gas activity are likely to absorb some service capacity in North America this year, it is unlikely to offset the decreases in oil-directed activity. To address the softness in the market, we will continue to focus our equipment on profitable work, reduce our variable and fixed cash costs to size our business to the market we see, and remain focused on generating free cash flow and returns, and capital discipline.
Despite the softening market described above, we continue to believe oil and natural gas will play a fundamental role in global economic growth and will be driven by economic expansion, energy security concerns and population growth in developing countries. Additionally, we believe increased investment in existing and new sources of oil and natural gas production is needed to address future demand. This will necessitate production from conventional and unconventional, deep-
water and shallow-water, and short and long-cycle projects. We expect that increased oil and natural gas production requirements will in turn create demand for our products and services.
HAL Q2 2025 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2025 compared to 2024 (QTD)
RESULTS OF OPERATIONS IN 2025 COMPARED TO 2024
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended
	June 30,		Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,171	$3,401	$(230)	(7)%
Drilling and Evaluation	2,339	2,432	(93)	(4)
Total revenue	$5,510	$5,833	$(323)	(6)%
By geographic region:
North America	$2,259	$2,481	$(222)	(9)%
Latin America	977	1,097	(120)	(11)
Europe/Africa/CIS	820	757	63	8
Middle East/Asia	1,454	1,498	(44)	(3)
Total revenue	$5,510	$5,833	$(323)	(6)%

Operating income:
By operating segment:
Completion and Production	$513	$723	$(210)	(29)%
Drilling and Evaluation	312	403	(91)	(23)
Total operations	825	1,126	(301)	(27)
Corporate and other	(66)	(65)	(1)	(2)
SAP S4 upgrade expense	(32)	(29)	(3)	(10)
Impairments and other charges	—	—	—	n/m
Total operating income	$727	$1,032	$(305)	(30)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the second quarter of 2025 was $3.2 billion, a decrease of $230 million, or 7%, when compared to the second quarter of 2024. Operating income in the second quarter of 2025 was $513 million, a decrease of
$210 million, or 29%, when compared to the second quarter of 2024. These results were largely driven by lower pressure pumping services in the Western Hemisphere and reduced completion tool sales in the Gulf of America and Africa. Partially offsetting these decreases were increased completion tool sales in Europe. Operating income was further adversely impacted by reduced pricing for stimulation services in US Land.
Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2025 was $2.3 billion, a decrease of $93 million, or 4%, when compared to the second quarter of 2024. Operating income in the second quarter of 2025 was $312 million, a decrease of $91 million, or 23%, when compared to the second quarter of 2024. These results were primarily driven by decreased drilling services in Mexico and Saudi Arabia, reduced project management activity and lower testing services internationally, and lower wireline activity in the Western Hemisphere and Saudi Arabia. Partially offsetting these decreases were improved fluid services in Latin America and the Middle East. Operating income was further adversely impacted by startup and mobilization costs incurred across multiple product service lines.
HAL Q2 2025 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (QTD)
Geographic Regions
North America
North America revenue in the second quarter of 2025 was $2.3 billion, a 9% decrease compared to the second quarter of 2024. This decrease was largely driven by lower stimulation activity in US Land and reduced completion tool sales in the
Gulf of America. Partially offsetting these decreases were improved stimulation activity in the Gulf of America and Canada and higher completion tool sales in Canada.
Latin America
Latin America revenue in the second quarter of 2025 was $977 million, an 11% decrease compared to the second quarter of 2024. This decrease was largely due to lower activity across multiple product service lines in Mexico and Ecuador.
Partially offsetting these decreases was increased activity across multiple product services lines in Brazil.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2025 was $820 million, a 8% increase compared to the second quarter of 2024. This increase was primarily driven by improved activity across multiple product service lines in the North Sea and Caspian Area, and higher stimulation activity in Congo. Partially offsetting these increases were lower completion tool sales in Africa, lower fluid services in Senegal and Nigeria, and reduced stimulation activity in Angola.
Middle East/Asia
Middle East/Asia revenue in the second quarter of 2025 was $1.5 billion, a 3% decrease compared to the second quarter of 2024. This decrease was largely due to lower drilling and wireline activity and decreased completion tool sales in
Saudi Arabia along with lower fluid services in Asia and reduced project management activity in the Middle East. Partially offsetting these decreases were increased stimulation activity, higher well intervention services, and improved fluid services in
Saudi Arabia, and increased fluid services in the United Arab Emirates.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which we now expect to complete in the second half of 2026. During the second quarter of 2025, we recognized $32 million of expense on our
SAP S4 migration. During the second quarter of 2024, we recognized $29 million of expense on our SAP S4 migration.
Nonoperating Items
Income Tax Provision. During the three months ended June 30, 2025, we recorded a total income tax provision of $131 million on a pre-tax income of $611 million, resulting in an effective tax rate of 21.4% for the quarter. During the three months ended June 30, 2024, we recorded a total income tax provision of $207 million on a pre-tax income of $920 million, resulting in an effective tax rate of 22.5% for the quarter.
Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended June 30, 2025 and 2024.
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
HAL Q2 2025 FORM 10-Q | 24

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
future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL Q2 2025 FORM 10-Q | 25

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (YTD)
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended
	June 30,		Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$6,291	$6,774	$(483)	(7)%
Drilling and Evaluation	4,636	4,863	(227)	(5)
Total revenue	$10,927	$11,637	$(710)	(6)%
By geographic region:
North America	$4,495	$5,027	$(532)	(11)%
Latin America	1,873	2,205	(332)	(15)
Europe/Africa/CIS	1,595	1,486	109	7
Middle East/Asia	2,964	2,919	45	2
Total revenue	$10,927	$11,637	$(710)	(6)%

Operating income:
By operating segment:
Completion and Production	$1,044	$1,411	$(367)	(26)%
Drilling and Evaluation	664	801	(137)	(17)
Total operations	1,708	2,212	(504)	(23)
Corporate and other	(132)	(130)	(2)	2
SAP S4 upgrade expense	(62)	(63)	1	(2)
Impairments and other charges	(356)	—	(356)	n/m
Total operating income	$1,158	$2,019	$(861)	(43)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first six months of 2025 was $6.3 billion, a decrease of $483 million, or 7%, compared to the first six months of 2024. Operating income for the segment in the first six months of 2025 was $1.0 billion, a decrease of $367 million, or 26%, compared to the first six months of 2024. These results were largely driven by decreased pressure pumping services and lower completion tool sales in Western Hemisphere and Africa. Partially offsetting these decreases were increased completion tool sales in Europe and Saudi Arabia.
Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2025 was $4.6 billion, a decrease of $227 million, or 5%, compared to the first six months of 2024. Operating income for the segment in the first six months of 2025 was $664 million, a decrease of $137 million, or 17%, compared to the first six months of 2024. These results were primarily driven by decreased activity across multiple product service lines in Mexico, lower drilling activity in Saudi Arabia, and decreased wireline activity globally. Partially offsetting these decreases were improved drilling activity in Europe, and higher fluid services in Middle East and Latin America.
Geographic Regions
North America
North America revenue in the first six months of 2025 was $4.5 billion, an 11% decrease compared to the first six months of 2024, largely driven by lower stimulation activity in US Land and decreased completion tool sales in the Gulf of
America. Partially offsetting these decreases were higher stimulation activity in the Gulf of America and improved drilling services and higher artificial lift activity in US Land.
HAL Q2 2025 FORM 10-Q | 26

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (YTD)
Latin America
Latin America revenue in the first six months of 2025 was $1.9 billion, a 15% decrease compared to the first six months of 2024, resulting from lower activity across multiple product service lines in Mexico and decreased completion tool sales in the region. Partially offsetting these decreases were increased drilling-related services in Argentina, Brazil, and the
Caribbean.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2025 was $1.6 billion, a 7% increase compared to the first six months of 2024, resulting from improved activity across multiple product service lines in Norway and Romania, improved well construction activity in Namibia, and higher completion tool sales in the Caspian Area. Partially offsetting these increases was reduced activity across multiple product service lines in Senegal, Italy, and Angola.
Middle East/Asia
Middle East/Asia revenue in the first six months of 2025 was $3.0 billion, a 2% increase compared to the first six months of 2024, resulting from increased stimulation activity in Saudi Arabia, improved activity across multiple product service lines in Kuwait, and higher fluid services in the United Arab Emirates. Partially offsetting these improvements were lower drilling services in Saudi Arabia, decreased project management and lower wireline activity in the region, and decreased well construction activity in Australia.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we now expect to complete in the second half of 2026. During the six months ended June 30, 2025, we recognized $62 million of expense on our SAP S4 migration. During the six months ended June 30, 2024, we recognized $63 million of expense on our
SAP S4 migration.
Impairments and Other Charges. During the six months ended June 30, 2025, we took a pre-tax charge of $356 million to adjust our cost structure to market conditions. These charges consisted primarily of severance costs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, and other items. See Notes to Condensed
Consolidated Financial Statements, Note 2. Impairments and Other Charges for further discussion of these charges.
Nonoperating Items
Argentina Impairment on Investment. In 2022 and 2023, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the six months ended
June 30, 2024, we recorded a loss of $38 million due to the fair value decrease in one of the notes in March 2024, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections. This is included in “Other, net” on the consolidated statements of operations.
Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $38 million during the six months ended June 30, 2024, due to the devaluation of the currency in Egypt. This is included in “Other, net” on the consolidated statements of operations.
Income Tax Provision. During the six months ended June 30, 2025, we recorded a total income tax provision of $234 million on a pre-tax income of $917 million, resulting in an effective tax rate of 25.5%. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax $356 million of impairments and other charges. During the six months ended June 30, 2024, we recorded a total income tax provision of $385 million on pre-tax income of $1.7 billion, resulting in an effective tax rate of 22.6%.
Pillar Two. As previously mentioned, The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the six months ended June 30, 2025 and 2024.
HAL Q2 2025 FORM 10-Q | 27

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
Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q2 2025 FORM 10-Q | 28

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 9 to the condensed consolidated financial statements.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2025, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	4,108,199	$21.17	4,086,971	$2,713,017,285
May 1 - 31	4,784,123	$20.43	4,133,689	$2,628,998,284
June 1 - 30	3,785,125	$21.29	3,732,701	$2,549,511,908
Total	12,677,447	$20.93	11,953,361

(a)
Of the 12,677,447 shares purchased during the three-month period ended June 30, 2025, 724,086 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $2.5 billion remained authorized for repurchases under the program as of June 30, 2025. From the inception of this program in February of
2006 through June 30, 2025, we repurchased approximately 305 million shares of our common stock for a total cost of approximately $11.6 billion.

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
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
HAL Q2 2025 FORM 10-Q | 29

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

*	4.1
Fourth Supplemental Indenture dated as of July 1, 2025, by and among DII Industries, LLC, Halliburton
Company, Halliburton Operations Finance Company, LLC, and The Bank of New York Mellon Trust
Company, N.A. (as successor to JPMorgan Chase Bank, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of April 18, 1996.

*	4.2
Fifth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC, and the Bank of New York Mellon Trust Company, N. A. (as successor to Chase Bank of Texas, National Association, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of December 1, 1996.

*	4.3
Tenth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC, and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee to the Indenture dated as of October 17, 2003.

†	10.1	Executive Agreement (Stephanie Holzhauser) (incorporated by reference to exhibit 10.1 to Halliburton’s Form 8-K filed July 14, 2025, File No. 001-03492)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q2 2025 FORM 10-Q | 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HALLIBURTON COMPANY

/s/ Eric J. Carre
Eric J. Carre
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: July 25, 2025