Form 10-Q
period 2025-09-30
HALLIBURTON CO
filed 2025-10-24
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes  ☒ No
As of October 17, 2025, there were 841,626,610 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
HALLIBURTON COMPANY
HAL Q3 2025 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars and shares except per share data	2025	2024	2025	2024
Revenue:
Services	$4,026	$4,093	$11,773	$12,454
Product sales	1,574	1,604	4,754	4,880
Total revenue	5,600	5,697	16,527	17,334
Operating costs and expenses:
Cost of services	3,483	3,361	10,200	10,206
Cost of sales	1,261	1,266	3,773	3,853
Impairments and other charges	392	116	748	116
General and administrative	58	55	180	178
SAP S4 upgrade expense	50	28	112	91
Total operating costs and expenses	5,244	4,826	15,013	14,444
Operating income	356	871	1,514	2,890
Interest expense, net of interest income of $23, $28, $66, and $72	(88)	(85)	(266)	(269)
Other, net	(49)	(52)	(112)	(180)
Income before income taxes	219	734	1,136	2,441
Income tax provision	(199)	(154)	(433)	(539)
Net income	$20	$580	$703	$1,902
Net income attributable to noncontrolling interest	(2)	(9)	(9)	(16)
Net income attributable to company	$18	$571	$694	$1,886

Basic and diluted net income per share	$0.02	$0.65	$0.81	$2.13
Basic weighted average common shares outstanding	849	881	857	885
Diluted weighted average common shares outstanding	850	881	858	886
    See notes to condensed consolidated financial statements.
HAL Q3 2025 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2025	2024	2025	2024
Net income	$20	$580	$703	$1,902
Other comprehensive income (loss), net of income taxes	2	3	(1)	3
Comprehensive income	$22	$583	$702	$1,905
Comprehensive income attributable to noncontrolling interest	(2)	(9)	(9)	(17)
Comprehensive income attributable to company shareholders	$20	$574	$693	$1,888
      See notes to condensed consolidated financial statements.
HAL Q3 2025 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and equivalents	$2,026	$2,618
Receivables (net of allowances of credit losses of $757 and $754)	5,161	5,117
Inventories	3,095	3,040
Other current assets	1,356	1,607
Total current assets	11,638	12,382
Property, plant and equipment (net of accumulated depreciation of $12,401 and $12,461)	5,174	5,113
Goodwill	2,938	2,838
Deferred income taxes	2,260	2,339
Operating lease right-of-use assets	972	1,022
Other assets	2,182	1,893
Total assets	$25,164	$25,587
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,182	$3,189
Accrued employee compensation and benefits	745	711
Current maturities of long-term debt	382	381
Income taxes payable	354	449
Current portion of operating lease liabilities	294	263
Taxes other than income	273	328
Other current liabilities	724	729
Total current liabilities	5,954	6,050
Long-term debt	7,157	7,160
Operating lease liabilities	734	798
Employee compensation and benefits	421	414
Other liabilities	652	617
Total liabilities	14,918	15,039
Shareholders' equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,064 and 1,065 shares)	2,659	2,662
Paid-in-capital in excess of par value	74	79
Accumulated other comprehensive income (loss)	(354)	(353)
Retained earnings	14,590	14,332
Treasury stock, at cost (221 and 197 shares)	(6,766)	(6,214)
Company shareholders' equity	10,203	10,506
Noncontrolling interest in consolidated subsidiaries	43	42
Total shareholders' equity	10,246	10,548
Total liabilities and shareholders' equity	$25,164	$25,587
  See notes to condensed consolidated financial statements.
HAL Q3 2025 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net income	$703	$1,902
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	846	804
Impairments and other charges	748	116
Changes in assets and liabilities:
Accounts payable	(60)	(145)
Inventories	(38)	16
Receivables	(13)	(516)
Other operating activities	(425)	232
Total cash flows provided by operating activities	1,761	2,409
Cash flows from investing activities:
Capital expenditures	(917)	(1,016)
Purchase of an equity investment	(343)	(101)
Payments to acquire businesses, net of cash acquired	(175)	(27)
Purchase of investment securities	(128)	(320)
Sales of investment securities	228	137
Proceeds from sales of property, plant, and equipment	138	149
Sale of an equity investment	120	—
Other investing activities	(49)	(32)
Total cash flows used in investing activities	(1,126)	(1,210)
Cash flows from financing activities:
Stock repurchase program	(757)	(696)
Dividends to shareholders	(436)	(452)
Other financing activities	(23)	(37)
Total cash flows used in financing activities	(1,216)	(1,185)
Effect of exchange rate changes on cash	(11)	(100)
Decrease in cash and cash equivalents	(592)	(86)
Cash and equivalents at beginning of period	2,618	2,264
Cash and equivalents at end of period	$2,026	$2,178
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$330	$336
Income taxes	$518	$369
            See notes to condensed consolidated financial statements.
HAL Q3 2025 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2025, the results of our operations for the three and nine months ended
September 30, 2025 and 2024, and our cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three and nine months ended September 30, 2025 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the three and nine months ended
September 30, 2025 and 2024, which are reflected within “Impairments and other charges” on our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2025	2024	2025	2024
Severance costs	$169	$63	$276	$63
Fixed and Other assets write-offs	115	—	115	—
Impairment of assets held for sale	96	49	200	49
Impairment of real estate facilities	—	—	53	—
Cybersecurity incident	(10)	35	(10)	35
Gain on investment	(6)	(43)	(6)	(43)
Other	28	12	120	12
Total impairments and other charges	$392	$116	$748	$116
During the three months ended September 30, 2025 and 2024, we rationalized global headcount to align with activity levels and recorded severance expense of $169 million and $63 million, respectively. Additionally, we recognized an impairment of assets held for sale of $96 million and $49 million, respectively, associated with a strategic decision to market for sale a portion of our chemical business.
During the three months ended September 30, 2025, we wrote off various fixed and other assets, primarily related to our North America Land operations, for a total of  $115 million.
Offsetting these charges during the three months ended September 30, 2025, were a release of accruals related to a cybersecurity incident from the third quarter of 2024 for $10 million and a gain of $6 million related to an equity investment.
HAL Q3 2025 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The charges for the nine months ended September 30, 2025, included $276 million of severance costs, $200 million of an impairment of assets held for sale related to our chemical business, fixed and other asset write-offs of $115 million, a $53 million impairment associated with facility closures and lease terminations, and $120 million of other charges, primarily related to legacy environmental remediation cost estimate increases. The charges for the nine months ended September 30, 2024, included $63 million of severance costs, a $49 million impairment of assets held for sale, $35 million in expenses related to a cybersecurity incident, and $12 million classified as other, and were partially offset by a $43 million gain related to a fair value adjustment on an equity investment.
HAL Q3 2025 FORM 10-Q | 7

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
Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief
Executive Officer. Our CODM assesses the performance of the two divisions and makes resource allocation decisions based on divisional revenue and operating income.
The following table presents information on our business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2025	2024	2025	2024
Revenue:
Completion and Production	$3,223	$3,299	$9,514	$10,073
Drilling and Evaluation	2,377	2,398	7,013	7,261
Total revenue	$5,600	$5,697	$16,527	$17,334
Operating income:
Completion and Production	$514	$669	$1,558	$2,080
Drilling and Evaluation	348	406	1,012	1,207
Total operations	862	1,075	2,570	3,287
Corporate and other (a)	(64)	(60)	(196)	(190)
SAP S4 upgrade expense	(50)	(28)	(112)	(91)
Impairments and other charges (b)	(392)	(116)	(748)	(116)
Total operating income	$356	$871	$1,514	$2,890
Interest expense, net of interest income	(88)	(85)	(266)	(269)
Other, net (c)	(49)	(52)	(112)	(180)
Income before income taxes	$219	$734	$1,136	$2,441
Capital expenditures:
Completion and Production	$163	$193	$546	$535
Drilling and Evaluation	98	145	371	479
Corporate and other	—	1	—	2
Total capital expenditures	$261	$339	$917	$1,016
Depreciation, depletion, and amortization:
Completion and Production	$156	$146	$462	$440
Drilling and Evaluation	123	120	368	353
Corporate and other	6	4	16	11
Total depreciation, depletion, and amortization	$285	$270	$846	$804

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
For the three months ended September 30, 2025, the amount includes a $252 million charge attributable to Completion and Production, a $140 million charge attributable to Drilling and Evaluation segment. For the nine months ended September 30, 2025, the amount included a $453 million charge attributable to Completion and Production, a $225 million charge attributable to Drilling and Evaluation, and a $70 million charge attributable to
Corporate and other. For the three and nine months ended September 30, 2024, the amount included a $45 million charge attributable to Completion and
Production, a $34 million charge attributable to Drilling and Evaluation, and a $37 million charge attributable to Corporate and other. See Note 2 for further discussion on impairments and other charges.

(c)
During the three and nine months ended September 30, 2025, Halliburton incurred a charge of $23 million due to the impairment of an investment in
Argentina. During the nine months ended September 30, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.

HAL Q3 2025 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025		2025
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,361	$911	$3,980	$2,715
Compensation	492	489	1,449	1,435
Depreciation, depletion, and amortization	156	123	462	368
Other	700	506	2,065	1,483
Total segment operating expenses	$2,709	$2,029	$7,956	$6,001

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024		2024
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,354	$926	$4,120	$2,864
Compensation	482	464	1,443	1,390
Depreciation, depletion, and amortization	146	120	440	353
Other	648	482	1,990	1,447
Total segment operating expenses	$2,630	$1,992	$7,993	$6,054
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	September 30, 2025	December 31, 2024
Total assets:
Completion and Production (a)	$11,902	$11,987
Drilling and Evaluation (a)	8,043	7,806
Corporate and other (b)	5,219	5,794
Total assets	$25,164	$25,587

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
HAL Q3 2025 FORM 10-Q | 9

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
41% of our consolidated revenue was from the United States for the nine months ended September 30, 2025 and 2024, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2025	2024	2025	2024
Revenue by segment:
Completion and Production	$3,223	$3,299	$9,514	$10,073
Drilling and Evaluation	2,377	2,398	7,013	7,261
Total revenue	$5,600	$5,697	$16,527	$17,334
Revenue by geographic region:
North America	$2,364	$2,386	$6,859	$7,413
Latin America	996	1,053	2,869	3,258
Europe/Africa/CIS	828	722	2,423	2,208
Middle East/Asia	1,412	1,536	4,376	4,455
Total revenue	$5,600	$5,697	$16,527	$17,334
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
HAL Q3 2025 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of September 30, 2025, 32% of our net trade receivables were from customers in the United States and 12% were from customers in Mexico. As of December 31, 2024, 30% of our net trade receivables were from customers in the United
States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 11% and 8% of our total receivables as of September 30, 2025 and December 31, 2024, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.
Furthermore, we have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of September 30, 2025 of $750 million, compared to an aggregate notional amount outstanding as of December 31, 2024 of $739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Note 12 for further information on these CDSs. No countries other than the United States and Mexico, and no single customer accounted for more than 10% of our net trade receivables at those dates.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2025	2024
Finished products and parts	$2,029	$1,956
Raw materials and supplies	931	952
Work in process	135	132
Total inventories	$3,095	$3,040
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
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under these agreements were $276 million as of September 30, 2025, and $317 million as of December 31, 2024, and are included in accounts payable on the condensed consolidated balance sheets.
Note 7. Debt
On August 18, 2025, we entered into a new $3.5 billion five‑year revolving credit facility, which replaced our $3.5 billion revolving credit facility established in April 2022. The revolving credit facility is for general working capital purposes and expires on August 16, 2030. The full amount of the revolving credit facility was available as of September 30, 2025.
HAL Q3 2025 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Income Taxes
During the three months ended September 30, 2025, we recorded a total income tax provision of $199 million on a pre-tax income of $219 million, resulting in an effective tax rate of 90.9% for the quarter. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized in the amount of $125 million on our deferred tax assets, along with the pre-tax $392 million of impairments and other charges, and the $23 million impairment of an investment in Argentina. During the three months ended September 30, 2024, we recorded a total income tax provision of $154 million, which included a partial release of a valuation allowance on our deferred tax assets in the amount of $41 million, on a pre-tax income of $734 million, resulting in an effective tax rate of 21.0% for the quarter.
During the nine months ended September 30, 2025, we recorded a total income tax provision of $433 million on a pre-
tax income of $1.1 billion, resulting in an effective tax rate of 38.1% for the period. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized in the amount of $125 million on our deferred tax assets, along with the pre-tax $748 million of impairments and other charges, and the $23 million impairment of an investment in
Argentina. During the nine months ended September 30, 2024, we recorded a total income tax provision of $539 million, which included a partial release of a valuation allowance on our deferred tax assets in the amount of $41 million on a pre-tax income of $2.4 billion, resulting in an effective tax rate of 22.1% for the period.
Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2013. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. As of
September 30, 2025, the United States federal income tax filings for tax years 2016 through 2023 are currently under review or remain open for review by the Internal Revenue Service (the IRS).
As of September 30, 2025, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.
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
On July 4, 2025, President Donald Trump signed into law the “One Big Beautiful Bill Act,” which includes federal tax law revisions that may affect the Company’s ability to utilize Foreign Tax Credits (FTC). Companies are required to recognize the effects of changes in tax laws in the period in which the new legislation is enacted. As of September 30, 2025, the Company reassessed the realizability of its FTC carryforwards. Based on updated forecasts of future taxable income, tax planning strategies, and changes to tax law that impact FTC utilization, the Company determined that it is more likely than not that a portion of its FTC carryforwards would not be realized. As a result, the Company recorded an additional valuation allowance of
$125 million against its FTC deferred tax assets during the three months ended September 30, 2025.
HAL Q3 2025 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 9. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30,
2025 and September 30, 2024, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income	—	—	—	204	—	(1)	203
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Cash dividends ($0.17 per share)	—	—	—	(147)	—	—	(147)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(1)	(24)	83	—	—	—	58
Other	—	4	—	—	—	1	5
Balance at March 31, 2025	$2,661	$59	$(6,383)	$14,389	$(359)	$42	$10,409
Comprehensive income (loss):
Net income	—	—	—	472	—	8	480
Other comprehensive income (loss)	—	—	—	—	3	—	3
Cash dividends ($0.17 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	—	(28)	88	—	—	—	60
Other	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025	$2,661	$31	$(6,547)	$14,716	$(356)	$42	$10,547
Comprehensive income (loss):
Net income	—	—	—	18	—	2	20
Other comprehensive income (loss)	—	—	—	—	2	—	2
Cash dividends ($0.17 per share)	—	—	—	(144)	—	—	(144)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(2)	43	33	—	—	—	74
Other	—	—	—	—	—	(1)	(1)
Balance at September 30,2025	$2,659	$74	$(6,766)	$14,590	$(354)	$43	$10,246

(a)
In the first, second and third quarter of 2025, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

HAL Q3 2025 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	606	—	3	609
Other comprehensive income (loss)	—	—	—	—	(1)	1	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(250)	—	—	—	(250)
Stock plans (a)	(1)	(63)	108	(3)	—	—	41
Other	—	—	—	—	—	—	—
Balance at March 31, 2024	$2,662	$—	$(5,682)	$12,988	$(332)	$46	$9,682
Comprehensive income (loss):
Net income	—	—	—	709	—	4	713
Other comprehensive income (loss)	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(151)	—	—	(151)
Stock repurchase program	—	—	(251)	—	—	—	(251)
Stock plans (a)	1	—	152	(96)	—	—	57
Other	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$2,663	$—	$(5,781)	$13,450	$(332)	$46	$10,046
Comprehensive income (loss):
Net income	—	—	—	571	—	9	580
Other comprehensive income (loss)	—	—	—	—	3	—	3
Cash dividends ($0.17 per share)	—	—	—	(150)	—	—	(150)
Stock repurchase program	—	—	(198)	—	—	—	(198)
Stock plans (a)	(1)	38	39	(6)	—	—	70
Other	—	—	—	—	—	1	1
Balance at September 30, 2024	$2,662	$38	$(5,940)	$13,865	$(329)	$56	$10,352

(a)
In the first, second and third quarter of 2024, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan. As a result, additional paid in capital was reduced to zero in each quarter, which resulted in a reduction of retained earnings by $3 million in the first quarter of 2024, $96 million in the second quarter of 2024 and $6 million in the third quarter of 2024. Future issuances from treasury shares could similarly impact additional paid in capital and retained earnings.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
11.3 million shares of our common stock under the program during the three months ended September 30, 2025 for $252 million. Approximately $2.3 billion remained authorized for repurchases under the program as of September 30, 2025. From the inception of this program in February of 2006 through September 30, 2025, we repurchased 317 million shares of our common stock for a total cost of approximately $11.8 billion. We repurchased 6.2 million shares of our common stock under the program during the three months ended September 30, 2024 for approximately $198 million.
Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2025	2024
Cumulative translation adjustments	$(80)	$(82)
Defined benefit and other postretirement liability adjustments	(237)	(234)
Other	(37)	(37)
Total accumulated other comprehensive loss	$(354)	$(353)
HAL Q3 2025 FORM 10-Q | 14

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 10. Commitments and Contingencies
The Company is subject to various other legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, intellectual property, commercial, tax, and other matters arising in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position. There is inherent risk in any legal or governmental proceeding, claim or investigation, and no assurance can be given as to the outcome of these proceedings.
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$2.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-
balance sheet arrangements has, nor is likely to have, a material effect on our consolidated financial statements.
Note 11. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2025	2024	2025	2024
Basic weighted average common shares outstanding	849	881	857	885
Dilutive effect of awards granted under our stock incentive plans	1	—	1	1
Diluted weighted average common shares outstanding	850	881	858	886

Antidilutive shares:
Options with exercise price greater than the average market price	8	9	9	10
Total antidilutive shares	8	9	9	10
Note 12. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	September 30, 2025				December 31, 2024
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$7,166	$361	$7,527	$7,539	$4,503	$2,825	$7,328	$7,541
In the first nine months of 2025, the total fair value of our debt increased as a result of lower yields.
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
HAL Q3 2025 FORM 10-Q | 15

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Credit risk
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of September 30, 2025 of $750 million, compared to an aggregate notional amount outstanding as of December 31, 2024 of
$739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $550 million of the outstanding amount of the CDSs reduces monthly over its remaining 12-month term and $107 million reduces monthly over its remaining 9-month term. The remaining $93 million outstanding amount reduces monthly over its remaining
5-month term.
The fair value of the derivative liabilities was not material to our financial condition as of September 30, 2025.
Note 13. New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 (Subtopic 220-40), “Disaggregation of Income Statement
Expenses”, which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. We continue to evaluate the effect that adoption of ASU
2024-03 will have on our disclosures.
HAL Q3 2025 FORM 10-Q | 16

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
HAL Q3 2025 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended September 30, 2025.

Q3 2025 Revenue by Division

Drilling &
Evaluation
42%
Completion &
Production
58%

Q3 2025 Revenue by Region

Middle East/Asia
25%
North America
42%
Europe/Africa/ CIS
15%
Latin America
18%

Market conditions
Oil prices declined further in the third quarter of 2025 compared to the second quarter of 2025, as ongoing supply additions from OPEC+ and non-OPEC producers weighed on the markets. While geopolitical unrest in the Middle East and the
Russia-Ukraine conflict remain persistent sources of volatility, the more pronounced influence this quarter came from weaker global economic activity and cautious consumer spending, which tempered expectation for near-term demand.
In the United States, the active rig count declined modestly in the third quarter of 2025 compared to the second quarter of 2025, with activity in oil basins continuing to soften while gas basins remained relatively stable. However, despite the rig count decline, United States total liquids production, as reported by the Energy Information Administration, reached an all-time high in the third quarter of 2025. Internationally, rig count increased modestly in the third quarter of 2025, as declines in Saudi Arabia were offset by rig additions elsewhere in the Middle East.
Since the end of the third quarter of 2025, the macro environment for oil and natural gas has remained volatile. Trade tensions and tariffs continue to negatively impact the demand outlook, while the pace of supply growth has outstripped expectations.
We continue to monitor and assess the impact of tariffs on goods being imported into the United States. Our global supply chain organization continuously monitors market trends and works to mitigate those and other cost increases through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Globally, we continue to be impacted by extended supply chain lead times for the supply of select raw materials. Also, while we have been impacted by inflationary cost increases, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize their operational impact.
HAL Q3 2025 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Executive Overview
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of
2024 and 2025.
During the third quarter of 2025, we generated total company revenue of $5.6 billion, a 2% decrease as compared to the third quarter of 2024. We reported operating income of $356 million, including impairments and other charges of $392 million, in the third quarter of 2025, as compared to operating income of $871 million in the third quarter of 2024, including impairments and other charges of $116 million. The tariff impact on operating income for the third quarter of 2025 was approximately $31 million and resulted primarily from tariffs imposed by the United States.
Our Completion and Production segment revenue decreased 2% in the third quarter of 2025 as compared to the third quarter of 2024. These results were largely driven by lower pressure pumping services in North America and reduced completion tool sales in Latin America and the Middle East. Partially offsetting these decreases were increased stimulation activity in Latin America and higher completion tool sales in Norway. Operating income was further adversely impacted by lower activity and reduced pricing for stimulation activity in US Land.
Our Drilling and Evaluation segment revenue was relatively flat in the third quarter of 2025 as compared to the third quarter of 2024. Decreased drilling-related services in Latin America and lower activity across multiple product service lines in
Saudi Arabia were offset by increased drilling-related services in Europe. Operating income was further adversely impacted by activity mix and mobilization costs in drilling-related services.
Our North America revenue was relatively flat in the third quarter of 2025 as compared to the third quarter of 2024.
Lower pressure pumping services, decreased fluid services, and reduced artificial lift activity in US Land were offset by higher completion tool sales and increased fluid services in the Gulf of America and higher drilling activity in US Land.
Internationally, revenue decreased 2% in the third quarter of 2025 as compared to the third quarter of 2024, largely driven by lower activity across multiple product service lines in Mexico and Saudi Arabia. Partially offsetting these decreases were higher activity across multiple product service lines in Norway, improved fluid services in the Middle East and Argentina, and higher pipeline services in Middle East/Asia.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
Sustainability and Energy Mix Transition
In 2021, we announced our target to achieve a 40% reduction in our Scope 1 and 2 emissions by 2035 from the 2018 baseline. We continue to execute our priorities to drive down our emissions intensity. At the same time, we support our customers in their emissions reduction efforts by continuously developing and deploying goods and services that are accretive to their goals as well as ours. As the energy mix transition unfolds, we seek to apply our expertise and resources in growth sectors adjacent to our traditional oilfield services space, including carbon capture, utilization, and storage, and geothermal.
Finally, we will continue to focus on accelerating the success of clean tech start-ups via Halliburton Labs, which also allows us to participate in the energy mix transition at relatively low risk by investing our expertise, resources, and team without a significant outlay of capital while we learn where we can strategically engage in new markets. As of September 30, 2025,
Halliburton Labs had 40 participating companies and alumni.
HAL Q3 2025 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had $2.0 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at December 31, 2024.
Significant sources and uses of cash during the first nine months of 2025
Sources of cash:
•Cash flows from operating activities were $1.8 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $111 million.
•We received $120 million on the sale of an equity investment.
•We received $228 million on the sale of investment securities.
Uses of cash:
•Capital expenditures were $917 million.
•We repurchased 32.9 million shares of our common stock for $757 million, which includes excise tax payment due on 2024 share repurchases.
•We paid $436 million of dividends to our shareholders.
•We paid $343 million related to a purchase of an equity investment.
•We paid $175 million to acquire businesses.
•We paid $128 million on the purchase of investment securities.
Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2025 to be approximately 6% of revenue. However, we intend to reduce our capital expenditures in 2026 by 30%, to approximately $1.0 billion, in response to the market conditions we expect to encounter. Despite this reduction, we believe this level of spending will enable continued
investment in our core strategic technologies and businesses, including the international expansion of our artificial lift, well intervention, unconventionals, and drilling technologies.
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $144 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for
2025.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 11.3 million shares of common stock during the third quarter of 2025 under this program. Approximately $2.3 billion remained authorized for repurchases as of September 30,
2025 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4 which we expect to complete in the fourth quarter of 2026. During the nine months ended September 30, 2025, we incurred $112 million in expense on our SAP S4 migration. Due to the extension of the project, we currently expect the estimated total cost will be approximately $40 million per quarter going forward. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
Other factors affecting liquidity
Financial condition in current market. As of September 30, 2025, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under a new revolving credit facility executed on August 18, 2025, with an expiration date of August 16, 2030. We believe we have a manageable debt maturity profile, with approximately $472 million coming due beginning in 2025 through 2027, with the majority due in 2025. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments.
HAL Q3 2025 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $2.9 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2025.
Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization;
however, none of these triggering events have occurred. As of September 30, 2025, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
We have entered into CDSs with third-party financial institutions that have an aggregate notional amount outstanding as of September 30, 2025 of $750 million, compared to an aggregate notional amount outstanding as of December 31, 2024 of
$739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which, portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. Approximately $550 million of the outstanding amount of the CDSs reduces monthly over its remaining 12-month term and $107 million reduces monthly over its remaining 9-month term. The remaining $93 million outstanding amount reduces monthly over its remaining
5-month term.
Credit ratings. Our credit ratings with Standard & Poor’s remain BBB+ for our long-term debt and A-2 for our short-
term debt, with a stable outlook. Our credit ratings with Moody's Investors Service remain A3 for our long-term debt and P-2 for our short-term debt, with a stable outlook.
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
Receivables from our primary customer in Mexico accounted for approximately 11% of our total receivables as of
September 30, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect any material write-offs due to collectability of receivables from this customer.
HAL Q3 2025 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. During the first nine months of 2025, based on the location of the services provided and products sold,
39% of our consolidated revenue was from the United States, compared to 41% of our consolidated revenue from the United
States in the first nine months of 2024. No other country accounted for more than 10% of our revenue for those periods.
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
which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	September 30,		December 31,
	2025	2024	2024
Oil Price - WTI (1)	$65.74	$76.24	$76.55
Oil Price - Brent (1)	68.97	79.84	80.53
Natural Gas Price - Henry Hub (2)	3.03	2.11	2.19

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2025	2024	2025	2024	2024
US Land	526	566	552	584	580
US Offshore	14	20	14	20	19
Canada	178	210	174	184	187
North America	718	796	740	788	786
International (1)	1,080	1,150	1,086	1,171	1,162
Worldwide Total	1,798	1,946	1,826	1,959	1,948

(1)	Historical average rig counts shown are based on data provided by Baker Hughes, which included retroactive changes to international rig counts previously reported.
HAL Q3 2025 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
Geopolitical tensions in the Middle East and the Russia-Ukraine conflict continue to cause high volatility in oil markets. Additionally, the unwinding of OPEC+ supply cuts and tempered demand growth expectations due to trade tensions contributed to decreases in the average WTI and United Kingdom Brent crude oil prices. As of October 21, 2025, WTI crude oil prices had decreased by approximately 12% since the end of the second quarter of 2025. In response to these factors, we have seen customers reduce their expected spend on oil and gas exploration and production activities and engage in other cost-cutting activities, which has caused us to lower our expectations of activity over the short to medium term.
We expect our full year 2025 international revenue to decrease year over year primarily driven by further activity reductions in Saudi Arabia and Mexico. We continue to expect revenue growth in Brazil and Norway, as well as offshore frontier basins, to partially offset these reductions. We also expect North America full year 2025 revenue to decline year over year driven by lower drilling and completion activity and pricing pressure. While increases in gas activity are likely to absorb some service capacity in North America this year, it is unlikely to offset the decreases in oil-directed activity. To address the softness in the market, in the third quarter of 2025, we reduced our variable and fixed cash costs to size our business accordingly, which we expect will save us approximately $100 million per quarter going forward. Furthermore, we will continue to idle, relocate, or retire equipment that does not meet our return thresholds and will remain focused on generating free cash flow and returns, and capital discipline.
Despite the softening market described above, we believe the combination of long-cycle international investment and emerging structural demand for natural gas driven by data centers, electrification, and power reliability, positions our business for durable growth over the medium and long term. Additionally, we believe increased investment in existing and new sources of oil and natural gas production is needed to address future demand. This will necessitate production from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects. We expect that increased oil and natural gas production requirements will in turn create demand for our products and services.
HAL Q3 2025 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2025 compared to 2024 (QTD)
RESULTS OF OPERATIONS IN 2025 COMPARED TO 2024
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended
	September 30,		Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,223	$3,299	$(76)	(2)%
Drilling and Evaluation	2,377	2,398	(21)	(1)
Total revenue	$5,600	$5,697	$(97)	(2)%
By geographic region:
North America	$2,364	$2,386	$(22)	(1)%
Latin America	996	1,053	(57)	(5)
Europe/Africa/CIS	828	722	106	15
Middle East/Asia	1,412	1,536	(124)	(8)
Total revenue	$5,600	$5,697	$(97)	(2)%

Operating income:
By operating segment:
Completion and Production	$514	$669	$(155)	(23)%
Drilling and Evaluation	348	406	(58)	(14)
Total operations	862	1,075	(213)	(20)
Corporate and other	(64)	(60)	(4)	(7)
SAP S4 upgrade expense	(50)	(28)	(22)	(79)
Impairments and other charges	(392)	(116)	(276)	n/m
Total operating income	$356	$871	$(515)	(59)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the third quarter of 2025 was $3.2 billion, a decrease of $76 million, or 2%, when compared to the third quarter of 2024. Operating income in the third quarter of 2025 was $514 million, a decrease of $155 million, or 23%, when compared to the third quarter of 2024. These results were largely driven by lower pressure pumping services in North America and reduced completion tool sales in Latin America and the Middle East. Partially offsetting these decreases were increased stimulation activity in Latin America and higher completion tool sales in Norway. Operating income was further adversely impacted by lower activity and reduced pricing for stimulation activity in US Land.
Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2025 was $2.4 billion, a decrease of $21 million, or relatively flat, when compared to the third quarter of 2024. Operating income in the third quarter of 2025 was $348 million, a decrease of
$58 million, or 14%, when compared to the third quarter of 2024. Decreased drilling-related services in Latin America and lower activity across multiple product service lines in Saudi Arabia were offset by increased drilling-related services in Europe.
Operating income was further adversely impacted by activity mix and mobilization costs in drilling-related services.
Geographic Regions
North America
North America revenue in the third quarter of 2025 was $2.4 billion, relatively flat, as compared to the third quarter of
2024. Lower pressure pumping services, decreased fluid services, and reduced artificial lift activity in US Land were offset by higher completion tool sales and increased fluid services in the Gulf of America and higher drilling activity in US Land.
HAL Q3 2025 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (QTD)
Latin America
Latin America revenue in the third quarter of 2025 was $996 million, a 5% decrease compared to the third quarter of
2024. This decrease was largely due to decreased activity across multiple product service lines in Mexico and lower completion tool sales in Brazil. Partially offsetting these decreases were higher stimulation and improved drilling-related services in
Argentina and increased activity across multiple product service lines in Brazil.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2025 was $828 million, a 15% increase compared to the third quarter of 2024. This increase was primarily driven by higher completion tool sales and improved drilling-related services in the North
Sea along with increased well construction activity in Namibia. Partially offsetting these increases was lower activity across multiple product service lines in Senegal and Italy.
Middle East/Asia
Middle East/Asia revenue in the third quarter of 2025 was $1.4 billion, an 8% decrease compared to the third quarter of 2024. This decrease was largely due to decreased activity across multiple product service lines in Saudi Arabia and Malaysia.
Partially offsetting these decreases were increased stimulation activity in Asia, improved fluid services in Saudi Arabia and higher artificial lift activity in Kuwait.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the third quarter of 2025, we recognized $50 million of expense on our
SAP S4 migration. During the third quarter of 2024, we recognized $28 million of expense on our SAP S4 migration.
Impairments and Other Charges. During the three months ended September 30, 2025, there were pre-tax charges of
$392 million recorded in impairments and other charges due to severance costs, fixed and other assets write-offs, an impairment of assets held for sale, a reserve release related to a cybersecurity incident, a gain on an equity investment and other items.
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
Nonoperating Items
Argentina Impairment on Investment. In years 2022, 2023 and 2024, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the three months ended September 30, 2025, we recorded a loss of $23 million resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections. This is included in “Other, net” on the consolidated statements of operations.
Income Tax Provision. During the three months ended September 30, 2025, we recorded a total income tax provision of $199 million on a pre-tax income of $219 million, resulting in an effective tax rate of 90.9% for the quarter. The effective tax rate for the quarter was primarily impacted by the additional $125 million valuation allowance recorded against our deferred tax assets, which resulted from the impact on the realizability of our FTC carryforward due to the “One Big Beautiful Bill Act”, the pre-tax $392 million of impairments and other charges, and the $23 million impairment of an investment in Argentina. During the three months ended September 30, 2024, we recorded a total income tax provision of $154 million on a pre-tax income of
$734 million, resulting in an effective tax rate of 21.0% for the quarter. We recorded a tax benefit of $41 million during the three months ended September 30, 2024, due to a partial release of a valuation allowance on our deferred tax assets based on market conditions.
Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended September 30, 2025 and 2024.
HAL Q3 2025 FORM 10-Q | 25

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
future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL Q3 2025 FORM 10-Q | 26

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (YTD)
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,		Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$9,514	$10,073	$(559)	(6)%
Drilling and Evaluation	7,013	7,261	(248)	(3)
Total revenue	$16,527	$17,334	$(807)	(5)%
By geographic region:
North America	$6,859	$7,413	$(554)	(7)%
Latin America	2,869	3,258	(389)	(12)
Europe/Africa/CIS	2,423	2,208	215	10
Middle East/Asia	4,376	4,455	(79)	(2)
Total revenue	$16,527	$17,334	$(807)	(5)%

Operating income:
By operating segment:
Completion and Production	$1,558	$2,080	$(522)	(25)%
Drilling and Evaluation	1,012	1,207	(195)	(16)
Total operations	2,570	3,287	(717)	(22)
Corporate and other	(196)	(190)	(6)	(3)
SAP S4 upgrade expense	(112)	(91)	(21)	(23)
Impairments and other charges	(748)	(116)	(632)	n/m
Total operating income	$1,514	$2,890	$(1,376)	(48)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first nine months of 2025 was $9.5 billion, a decrease of $559 million, or
6%, compared to the first nine months of 2024. Operating income for the segment in the first nine months of 2025 was $1.6 billion, a decrease of $522 million, or 25%, compared to the first nine months of 2024. These results were largely driven by decreased pressure pumping services in the Western Hemisphere and lower completion tool sales in the Western Hemisphere and Africa. Partially offsetting these declines were increased completion tool sales in Europe and Canada.
Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2025 was $7.0 billion, a decrease of $248 million, or 3%, compared to the first nine months of 2024. Operating income for the segment in the first nine months of 2025 was $1.0 billion, a decrease of $195 million, or 16%, compared to the first nine months of 2024. These results were primarily driven by decreased activity across multiple product service lines in Mexico and Saudi Arabia, as well as decreased testing services and lower wireline activity internationally. Partially offsetting these decreases were improved drilling services in Europe, and higher fluid services in Latin America and the Middle East.
Geographic Regions
North America
North America revenue in the first nine months of 2025 was $6.9 billion, a 7% decrease compared to the first nine months of 2024, largely driven by decreased pressure pumping services in US Land and lower completion tool sales in the Gulf of America and US Land. Partially offsetting these decreases were improved stimulation activity in the Gulf of America and higher completion tool sales in Canada.
HAL Q3 2025 FORM 10-Q | 27

Table of Contents	Part I. Item 2 | Results of Operations in 2025 Compared to 2024 (YTD)
Latin America
Latin America revenue in the first nine months of 2025 was $2.9 billion, a 12% decrease compared to the first nine months of 2024, resulting from lower activity across multiple product service lines in Mexico and decreased completion tool sales across the region. Partially offsetting these decreases were higher drilling-related services in Argentina, Brazil and
Caribbean.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2025 was $2.4 billion, a 10% increase compared to the first nine months of 2024, resulting from improved activity across multiple product service lines in Norway and Romania, higher well construction activity in Namibia and improved completion tool sales in the Caspian Area. Partially offsetting these increases were decreased activity across multiple product service lines in Senegal and Italy, and lower completion tool sales and decreased pressure pumping services in Angola.
Middle East/Asia
Middle East/Asia revenue in the first nine months of 2025 was $4.4 billion, a 2% decrease compared to the first nine months of 2024, resulting primarily from decreased activities across multiple product service lines in Saudi Arabia and
Malaysia and lower project management activity and decreased testing services in the region. Partially offsetting these decreases were increased activity across multiple product service lines in Kuwait, improved fluid services in the United Arab
Emirates and higher pressure pumping services in India.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the nine months ended September 30, 2025, we recognized $112 million of expense on our SAP S4 migration. During the nine months ended September 30, 2024, we recognized $91 million of expense on our SAP S4 migration.
Impairments and Other Charges. During the nine months ended September 30, 2025, we recognized a pre-tax charge of $748 million primarily related to severance costs, fixed and other assets write-offs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, a reserve release related to a cybersecurity incident, a gain on an equity investment and other items, primarily related to legacy environmental remediation cost estimate increases. During the nine months ended September 30, 2024, we recognized a pre-tax charge of $116 million, primarily related to severance costs, an impairment of assets held for sale, expenses related to a cybersecurity incident, a gain on a fair value adjustment of an equity investment, and other items. See Notes to Condensed Consolidated Financial Statements, Note 2. Impairments and Other
Charges for further discussion of these charges.
Nonoperating Items
Argentina Impairment on Investment. In years 2022, 2023 and 2024, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the nine months ended September 30, 2025 and 2024, we recorded a loss of $23 million and $38 million, respectively, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections. This is included in “Other, net” on the consolidated statements of operations.
Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $38 million during the nine months ended September 30, 2024, due to the devaluation of the currency in Egypt. This is included in “Other, net” on the consolidated statements of operations.
Income Tax Provision. During the nine months ended September 30, 2025, we recorded a total income tax provision of
$433 million on a pre-tax income of $1.1 billion, resulting in an effective tax rate of 38.1%. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized in the amount of $125 million on our deferred tax assets, which resulted from the impact on the realizability of our FTC carryforward due to the “One Big Beautiful Bill Act”, the pre-tax $748 million of impairments and other charges, and the $23 million impairment of an investment in Argentina.
During the nine months ended September 30, 2024, we recorded a total income tax provision of $539 million on pre-tax income of $2.4 billion, resulting in an effective tax rate of 22.1%. We recorded a tax benefit of $41 million during the nine months ended September 30, 2024, due to a partial release of a valuation allowance on our deferred tax assets based on market conditions.
Pillar Two. As previously mentioned, The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the nine months ended September 30, 2025 and 2024.
HAL Q3 2025 FORM 10-Q | 28

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
Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q3 2025 FORM 10-Q | 29

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 12, 2024, Plaintiff Eric Gilbert (“Plaintiff”), on behalf of himself and similarly situated stockholders of
Halliburton Company (the “Company”), filed a Verified Class Action Complaint (the “Action”) against, among others, the
Company in the Court of Chancery of the State of Delaware (the “Court”), challenging the validity of certain aspects of the advance notice and stockholder nomination provisions of the By-laws of the Company, dated as of December 8, 2022.
On May 2, 2024, the Company modified the challenged provisions by amending the By-laws of the Company in the form filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange
Commission (the “SEC”) on May 3, 2024 (the “Amendments”).
Plaintiff and the Company agreed that the Amendments rendered Plaintiff’s claims moot. To avoid the time and expense of continued litigation and without any admissions, the parties agreed to resolve Plaintiff’s counsel fee application with a payment by the Company to Plaintiff’s counsel of $150,000 in full satisfaction of the claim for attorneys’ fees and expenses in the Action. On October 16, 2025, the Court entered a stipulation and order closing the Action, subject to the Company filing an affidavit with the Court confirming that the disclosure in this Quarterly Report on Form 10-Q, which shall constitute notice to stockholders for purposes of Court of Chancery Rule 23, has been filed with the SEC. In entering such order, the Court did not pass judgment on the amount of the attorneys’ fees and expenses.
Refer to Note 10 to the condensed consolidated financial statements for further information regarding Item 1. Legal
Proceedings.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2025, there have been no material changes in risk factors previously disclosed in our Annual Report on Form
10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	4,010,502	$21.88	3,647,303	$2,469,511,929
August 1 - 31	3,976,198	$21.45	3,963,110	$2,384,511,932
September 1 - 30	3,757,318	$22.79	3,728,712	$2,299,511,965
Total	11,744,018	$22.03	11,339,125

(a)
Of the 11,744,018 shares purchased during the three-month period ended September 30, 2025, 404,893 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. Approximately $2.3 billion remained authorized for repurchases under the program as of September 30, 2025. From the inception of this program in February of 2006 through September 30, 2025, we repurchased approximately 317 million shares of our common stock for a total cost of approximately $11.8 billion.

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
HAL Q3 2025 FORM 10-Q | 30
Item 5. Other Information
During the three months ended September 30, 2025, the following officers of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Beckwith, Van	Executive Vice President, Chief Legal Officer and Secretary	Plan Adoption	8/13/2025	8/14/2026	314,929	Yes
Pope, Lawrence	Executive Vice President, Administration and Chief Human Resources Officer	Plan Adoption	8/08/2025	8/14/2026	175,000	Yes
Richard, Mark	President Western Hemisphere	Plan Adoption	8/13/2025	8/13/2026	160,000	Yes
Slocum, J. Shannon	President Eastern Hemisphere	Plan Adoption	8/07/2025	8/14/2026	39,100	Yes
McKeon, Timothy	Senior Vice President and Treasurer	Plan Adoption	8/12/2025	8/14/2026	52,914	Yes
HAL Q3 2025 FORM 10-Q | 31

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits

	4.1
Fourth Supplemental Indenture dated as of July 1, 2025, by and among DII Industries, LLC, Halliburton
Company, Halliburton Operations Finance Company, LLC, and The Bank of New York Mellon Trust
Company, N.A. (as successor to JPMorgan Chase Bank, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of April 18, 1996 (incorporated by reference to exhibit 4.1 to Halliburton’s Form 10-Q filed July 25, 2025, File No. 001-03492).

	4.2
Fifth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC, and the Bank of New York Mellon Trust Company, N. A. (as successor to Chase Bank of Texas, National Association, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of December 1, 1996 (incorporated by reference to exhibit
4.2 to Halliburton’s Form 10-Q filed July 25, 2025, File No. 001-03492).

	4.3
Tenth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC, and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee to the Indenture dated as of October 17, 2003 (incorporated by reference to exhibit 4.3 to Halliburton’s Form 10-Q filed July 25, 2025, File No. 001-03492).

	10.1
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton Company and Halliburton
Operations Finance Company, LLC, as Borrowers, the Banks party thereto, and Citibank, N.A., as Agent
(incorporated by reference exhibit 10.1 to Halliburton’s Form 8-K filed August 20, 2025, File No.
001-03492).

†	10.2	Executive Agreement (Stephanie Holzhauser) (incorporated by reference to exhibit 10.1 to Halliburton’s Form 8-K filed July 14, 2025, File No. 001-03492).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q3 2025 FORM 10-Q | 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HALLIBURTON COMPANY

/s/ Eric J. Carre	/s/ Stephanie S. Holzhauser
Eric J. Carre	Stephanie S. Holzhauser
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer
Date: October 24, 2025