Form 10-K
period 2025-12-31
HALLIBURTON CO
filed 2026-02-06
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☒ Yes  ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes   ☐No
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public
accounting firm that prepared or issued its audit report.                                    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant
included in the filing reflect the correction of an error to previously issued financial statements.                            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based
compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              ☐ Yes  ☒No
The aggregate market value of Halliburton Company Common Stock held by non-affiliates on June 30, 2025, determined using the per share closing price on the New York Stock Exchange Composite tape of $20.38 on that date, was approximately $15.2 billion.
As of January 30, 2026, there were 837,548,345 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.
Portions of the Halliburton Company Proxy Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) are incorporated by reference into Part III of this report.
i
HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2025
HAL 2025 FORM 10-K | 1

Table of Contents	Item 1 | Business
PART I
Item 1. Business.
Description of business and strategy
Halliburton Company (Halliburton) is one of the world's largest providers of products and services to the energy industry. Its predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Inspired by the past and leading into the future, what started with a single product from a single location is now a global enterprise. Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Halliburton has fostered a culture of unparalleled service to the world's major, national, and independent oil and natural gas producers. With over 46,000 employees, representing 146 nationalities in more than 70 countries, we help our customers maximize asset value throughout the lifecycle of the reservoir - from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production throughout the life of the asset.
2025 Highlights
- Financial: Our total revenue decreased 3% in 2025 as compared to 2024. Our International revenue decreased 2%
and our North America revenue decreased 6% in 2025 compared to 2024. Overall, our Completion and Production and Drilling and Evaluation operating segments finished the year with 17% and 15% operating margins, respectively. We generated $2.9 billion of cash flows from operations and retired $382 million of our 3.8% notes due November 2025.
- Capital efficiency: We developed technologies and made strategic choices that kept our capital expenditures at approximately 6% of revenue, which matched our target.
- Shareholder returns: We returned $1.6 billion of capital to shareholders through dividends and share repurchases, which is consistent with our capital returns framework.
- Sustainability: We continued progress toward a sustainable energy future by maintaining Halliburton Labs’ 38 participant and alumni organizations, and achieving the milestone of 50% of our North American fracturing fleet transitioned to Zeus electric pumps.
2026 Focus
- International: Consistently increase international growth in directional drilling, unconventionals, well intervention, and artificial lift businesses. Develop our strategic collaboration with VoltaGrid around behind-the-meter power generation.
- North America: Maximize value by, among other things, utilizing our Zeus IQ electric fracturing platform, our
iCruise rotary steerable systems and LOGIX automation.
- Digital: Continue to drive differentiation and efficiencies through the deployment of digital and automation technologies, both internally and for our customers.
- Capital efficiency: Maintain our capital expenditures at about $1.1 billion, while leveraging technology and targeted process improvements to enhance utilization of existing capital.
- Shareholder returns: Return over 50% of annual free cash flow to shareholders through dividends and share repurchases.
- Advance a Sustainable Energy Future: Continue to develop technologies and solutions to help lower our customers’ and our emissions intensity, grow our low carbon energy business, and support Halliburton Labs early-
stage company participants.
For further discussion on our business strategies, see Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Business Environment and Results of Operations - Business Outlook.
Operating segments
We operate under two divisions, which form the basis for the two operating segments we report, the Completion and
Production segment and the Drilling and Evaluation segment.
Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, completion products and services. The segment consists of the following product service lines:
-Artificial Lift: provides services to maximize reservoir and wellbore recovery by applying lifting technology, intelligent field management solutions, and related services throughout the life of the well, including electrical submersible pumps.
-Cementing: involves bonding the well and well casing while isolating fluid zones and maximizing wellbore stability.
Our cementing product service line also provides casing equipment.
HAL 2025 FORM 10-K | 2

Table of Contents	Item 1 | Business
-Completion Tools: provides downhole solutions and services to our customers to complete their wells, including well completion products and services, intelligent well completions, liner hanger systems, sand control systems, multilateral systems, and service tools.
-Multi-Chem: provides customized specialty chemicals and services for completion, production, midstream, and downstream to optimize flow assurance and integrity. We have made a strategic decision to market for sale a portion of our chemical business. We expect the sale to be completed in the first half of 2026.
-Pipeline & Process Services: provides a complete range of pre-commissioning, commissioning, maintenance, and decommissioning services to the onshore and offshore pipeline and process plant construction commissioning and maintenance industries.
-Production Enhancement: includes stimulation services and sand control services. Stimulation services optimize reservoir production through a variety of pressure pumping services and chemical processes, commonly known as hydraulic fracturing and acidizing. Sand control services include fluids and chemicals for the prevention of sand production of unconsolidated reservoirs.
-Production Solutions: provides customized well intervention solutions to increase well performance, which includes coiled tubing, hydraulic workover units, downhole tools, pumping services, and nitrogen services.
Drilling and Evaluation provides field and reservoir modeling, drilling, fluids, evaluation and precise wellbore placement solutions that enable customers to model, measure, drill, and optimize their well construction activities. The segment consists of the following product service lines:
-Baroid: provides drilling fluid systems, performance additives, completion fluids, solids control, specialized testing equipment, and waste management services for drilling wells, completion, and workover operations.
-Drill Bits and Services: provides roller cone bits, fixed cutter bits, hole enlargement and related downhole tools and services used in drilling wells. In addition, coring equipment and services are provided to extract formation cores for rock properties evaluation.
-Halliburton Project Management: provides integrated solutions by leveraging the full line of our well construction, well completion, and well intervention services to solve customer challenges throughout the entire well lifecycle, including project management and integrated asset management.
-Landmark Software and Services: provides cloud based digital services and artificial intelligence solutions on an open architecture for subsurface insights, integrated well construction, and reservoir and production management.
-Sperry Drilling: provides drilling systems and services that offer directional control for precise wellbore placement while providing important measurements about the characteristics of the drill string and geological formations while drilling wells. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-
drilling, surface data logging, and rig site information systems.
-Testing and Subsea: provides acquisition and analysis of dynamic reservoir information and reservoir optimization solutions through a broad portfolio of well testing tools, data acquisition services, fluid sampling, surface well testing, subsea safety systems via modular and scalable systems that simplify complex subsea operations and a range of managed pressure drilling solutions like underbalanced drilling, rotating control devices and continuous circulating systems.
-Wireline and Perforating: provides open-hole logging services that supply information on formation evaluation and reservoir fluid analysis, including formation lithology, rock properties, and reservoir fluid properties. Also offered are cased-hole and slickline services, including perforating, pipe recovery services, through-casing formation evaluation and reservoir monitoring, casing and cement integrity measurements, and well intervention services.
HAL 2025 FORM 10-K | 3

Table of Contents	Item 1 | Business
The following charts depict our revenue split between our two operating segments for the years ended December 31,
2025 and 2024.

Drilling and Evaluation 42%
Completion and Production 58%

Drilling and Evaluation 42%
Completion and Production 58%

2025 Revenue By Segment
2024 Revenue By Segment
See Notes to Consolidated Financial Statements, Note 3 for further financial information related to each of our business segments.
Markets and competition
We are one of the world’s largest diversified energy services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price;
service delivery; health, safety, and environmental (HSE) standards and practices; service quality; global talent retention;
understanding the geological characteristics of the reservoir; product quality; and technical proficiency.
We conduct business worldwide in more than 70 countries. The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Europe/Africa/CIS, and Middle East/Asia. In 2025,
2024, and 2023, based on the location of services provided and products sold 39%, 40%, and 44%, respectively, of our consolidated revenue was from the United States (U.S.). No other country accounted for more than 10% of our consolidated revenue during these periods. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations for additional information about our geographic operations. Because the markets for our services and products are vast and cross numerous geographic lines, it is not practicable to provide a meaningful estimate of the total number of our competitors. The industries we serve are highly competitive, and we have many substantial competitors. Most of our services and products are marketed through our service and sales organizations.
The following charts depict our revenue split between our four primary geographic regions for the years ended
December 31, 2025 and 2024.
2025 Revenue By Region
2024 Revenue By Region

Middle East/Asia
26%
North America
41%
Europe/Africa/CIS
15%
Latin America
18%

Middle East/Asia
27%
North America
42%
Europe/Africa/CIS
13%
Latin America
18%

HAL 2025 FORM 10-K | 4

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
Information regarding our exposure to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations – Financial Instrument Market Risk and Notes to Consolidated Financial Statements, Note 16.
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
-the severity and duration of the winter in North America can have a significant impact on drilling activity and on natural gas storage levels;
-the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
-typhoons and hurricanes can disrupt coastal and offshore operations; and
-severe weather during the winter normally results in reduced activity levels in the North Sea.
Additionally, customer spending patterns for completion tools typically result in higher activity in the fourth quarter of the year. We recognize revenue on customer software contract sales predominantly in the first and fourth quarters of the year.
Our workforce
Our workforce is our top asset in enabling us to accomplish innovative, high-quality work for our customers and to address the world’s energy challenges. To attract and retain talent, we promote a safe and inclusive work environment along with competitive benefits. As of December 31, 2025, we employed over 46,000 people worldwide representing 146 nationalities and operated in more than 70 countries, with approximately 22% of our employees subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we do not believe any risk of loss from employee strikes or other collective actions are material to the continuation of our operations as a whole.
With our large employee base and global breadth, our workforce is diverse. Halliburton invests in local workforce development with the aim of having a positive impact on communities where we work. In 2025, 91% of our workforce and
85% of management were on local terms in the countries where they work.
Recruiting and Turnover
Given the size and geographic scope of our workforce, we have a robust global talent management organization, which includes personnel focused on recruiting and progressing talent across all levels of the new organization, with an emphasis on retention and development. In 2025, we hired about 6,400 new employees and experienced modest voluntary turnover of 9%.
HAL 2025 FORM 10-K | 5

Table of Contents	Item 1 | Business
Leadership
The ongoing identification and development of leadership talent ensures business continuity and strengthens our competitive advantage, both of which are critical for our short-term and long-term success. Our executive education programs are one of our most significant investments in developing future leaders.
As part of our commitment to employee engagement, we invite employees to share anonymous feedback about different topics including their performance, development, and work environment. Notably, according to a survey we conducted in August 2025, 93% of responding employees would recommend Halliburton as a great place to work. This is especially meaningful since 84% of our employees responded to the survey.
Benefits and well-being
Halliburton is committed to providing competitive benefit programs. Our benefit packages include comprehensive medical coverage, life insurance, retirement plans, paid time off, emergency childcare, and third-party discounts. Our Global
Employee Assistance Program provides mental health and wellness related training and education for employees. In 2025, our monthly Lessons for Life web series covered topics such as stress management and the importance of healthy sleeping habits.
We also conducted mental health awareness campaigns tailored to address employee needs in different geographies.
Safety
Safety is a Halliburton core value. Our long-term safety programs and processes, including our Journey to ZERO initiative, are tried, tested, and well-established, to maintain our strong performance and improve proactive identification and management of safety risks. In 2025, the operational discipline of our Halliburton Management System and our focus on execution enabled us to outperform our industry group HSE indicators. For the years ended December 31, 2025 and 2024, our total recordable incident rates were 0.24 and 0.24 (incidents per 200,000 hours worked), lost-time incident rates were 0.07 and
0.06 (incidents per 200,000 hours worked), and preventable recordable vehicle incident rates were 0.07 and 0.06 (incidents per million miles traveled), respectively.
Government regulation
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.
For further information related to environmental matters and regulation, see Notes to Consolidated Financial Statements, Note
11 and Item 1(a). Risk Factors.
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
At the direction of our customer, we design and generally implement a hydraulic fracturing operation to stimulate the well’s production after the well has been drilled, cased, and cemented. Our customer is generally responsible for providing the base fluid, usually water, used in the hydraulic fracturing of a well. We frequently supply the proppant (primarily sand) and at least a portion of the additives used in the overall fracturing fluid mixture. In addition, we mix the additives and proppant with the base fluid and pump the mixture down the wellbore to create the desired fractures in the target formation. The customer is responsible for disposing or recycling for further use of any materials that are subsequently produced or pumped out of the well, including flowback fluids and produced water.
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
HAL 2025 FORM 10-K | 6

Table of Contents	Item 1 | Business
The potential environmental impacts of hydraulic fracturing have been studied by numerous government entities and others. In 2004, the United States Environmental Protection Agency (EPA) conducted an extensive study of hydraulic fracturing practices, focusing on coalbed methane wells, and their potential effect on underground sources of drinking water.
The EPA’s study concluded that hydraulic fracturing of coalbed methane wells poses little or no threat to underground sources of drinking water. In December 2016, the EPA released a final report, “Hydraulic Fracturing for Oil and Gas: Impacts from the
Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” representing the culmination of a six-
year study requested by Congress. While the EPA report noted a potential for some impact to drinking water sources caused by hydraulic fracturing, the agency confirmed the overall incidence of impacts is low. Moreover, a number of the areas of potential impact identified in the report involve activities for which we are not generally responsible, such as potential impacts associated with withdrawals of surface water for use as a base fluid and management of wastewater.
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
Although possible concerns have been raised about hydraulic fracturing, the circumstances described above have helped to mitigate those concerns. To date, we have not been obligated to compensate any indemnified party for any environmental liability arising directly from hydraulic fracturing, although there can be no assurance that such obligations or liabilities will not arise in the future. For further information on risks related to hydraulic fracturing, see Item 1(a). Risk Factors.
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
Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are also disclosed on our web site within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct for the years
2025, 2024, or 2023. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.
HAL 2025 FORM 10-K | 7

Table of Contents	Item 1 | Business
Executive Officers of the Registrant
The following table indicates the names and ages of the executive officers of Halliburton, as of February 6, 2026, including all offices and positions held by each at Halliburton during the last five years:

Name and Age	Offices Held and Term of Office

Van H. Beckwith (Age 60)	Executive Vice President, Secretary, and Chief Legal Officer, since December 2020

Eric J. Carre (Age 59)	Executive Vice President and Chief Financial Officer, since May 2022
Executive Vice President, Global Business Lines, May 2016 to April 2022

Stephanie S. Holzhauser (Age 46)	Senior Vice President and Chief Accounting Officer, since July 2025
Vice President, Finance, September 2021 to July 2025
Senior Director, Global Business Lines, October 2014 to August 2021

Timothy M. McKeon (Age 53)	Senior Vice President and Treasurer, since January 2022
Vice President and Treasurer, January 2014 to December 2021

Jeffrey A. Miller (Age 62)	Chairman of the Board, President, and Chief Executive Officer, since January 2019

Lawrence J. Pope (Age 57)	Executive Vice President and Chief Administrative Officer, since January 2026
Executive Vice President of Administration and Chief Human Resources Officer, January 2008 to December 2025

M. Casey Maxwell (Age 44)	President, Western Hemisphere, since February 2026
Senior Vice President, North America Land, July 2024 to January 2026
Vice President, Argentina, July 2023 to June 2024
Vice President, Permian Basin, January 2019 to June 2023

Jill D. Sharp (Age 55)	Senior Vice President, Internal Assurance Services, since January 2022
Vice President, Internal Assurance Services, September 2021 to December 2021
Vice President, Finance - Western Hemisphere, October 2016 to August 2021

J. Shannon Slocum (Age 53)	Director, Executive Vice President and Chief Operating Officer, since January 2026
President, Eastern Hemisphere, March 2023 to December 2025
Senior Vice President, Global Business Development and Marketing, January 2020 to February 2023

Rami M. Yassine (Age 46)	President, Eastern Hemisphere, since January 2026
Senior Vice President, Middle East and North Africa, May 2024 to December 2025
Senior Vice President, Drilling and Evaluation, January 2022 to April 2024
Vice President, Sperry Drilling, January 2021 to December 2021
There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.
HAL 2025 FORM 10-K | 8

Table of Contents	Item 1 | Business
Directors of the Registrant

Name	Title and company

Abdulaziz F. Al Khayyal	Former Director and Senior Vice President of Industrial Relations, Saudi Aramco

William E. Albrecht	President and CEO, Moncrief Energy, LLC

M. Katherine Banks	Former President, Texas A&M University

Alan M. Bennett	Former President and Chief Executive Officer, H&R Block, Inc.

Earl M. Cummings	Managing Partner, MCM Houston Properties, LLC

Murry S. Gerber	Former Executive Chairman of the Board, EQT Corporation

Timothy A. Leach	Former Advisor to the Chief Executive Officer, ConocoPhillips

Robert A. Malone	Executive Chairman, President and Chief Executive Officer, First Sonora Bancshares, and The First National Bank of Sonora, Texas (dba, Sonora Bank).

Jefferey A. Miller	Chairman of the Board, President and Chief Executive Officer, Halliburton Company

J. Shannon Slocum	Director, Executive Vice President and Chief Operating Officer, Halliburton Company

Maurice S. Smith	Chairman, President & Chief Executive Officer, Health Care Service Corporation

Janet L. Weiss	Former President, BP Alaska

Tobi M. Edwards Young	General Counsel, Saronic Technologies

HAL 2025 FORM 10-K | 9

Table of Contents	Item 1(a) | Risk Factors
Item 1(a). Risk Factors.
When considering an investment in Halliburton Company, all of the risk factors described below and other information included and incorporated by reference in this annual report should be carefully considered. Any of these risk factors could have a significant or material adverse effect on our business, results of operations, financial condition, or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, results of operations, financial condition, or cash flows.
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
Factors affecting the prices of oil and natural gas include:
-the level of supply and demand for oil and natural gas;
-the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels;
-the level of oil production in the U.S. and by other non-OPEC+ countries;
-oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
-the cost of, and constraints associated with, producing and delivering oil and natural gas;
-  expectations about future oil and natural gas prices;
-governmental regulations and other actions, or proposed changes in respect thereof, including tariffs, economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
-weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics;
-worldwide political and military actions, and economic conditions, including potential recessions; and
-increased demand for alternative energy and use of electric vehicles, increased emphasis on decarbonization
(including government initiatives, such as tax credits and government subsidies to promote the use of renewable energy sources), and public sentiment around alternatives to oil and natural gas.
HAL 2025 FORM 10-K | 10

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
-oil and natural gas prices, which are impacted by the factors described in the preceding risk factor;
-the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives;
-changes in customers’ capital allocation, including increased cash returns to shareholders or an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;
-restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations or other governmental limitations on transportation of produced oil and natural gas;
-consolidation of our customers;
-customer personnel changes; and
-adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.
Liabilities arising out of our products and services could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Events can occur at sites where our products and equipment are produced, stored, transported, or installed, or where we conduct our operations or provide our services, or at chemical blending or manufacturing facilities, including well blowouts and equipment or materials failures, which could result in explosions, fires, personal injuries, property damage (including surface and subsurface damage), pollution, and potential legal responsibility. Generally, we rely on contractual indemnities, releases, and limitations of liability with our customers and on liability insurance coverage to mitigate our potential liability related to such occurrences. However, we do not have these contractual provisions in all contracts, and even where we do, it is possible that the respective customer or insurer could seek to avoid or be financially unable to meet its obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released may not be insured or could greatly exceed available insurance coverage and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our business could be materially and adversely affected by severe or unseasonable weather where we have operations.
Our business could be materially and adversely affected by severe weather, particularly in Canada, the Gulf of
America, and the North Sea. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions, including coastal storm surges, inland flooding from intense rainfall, hurricane-strength winds, and extreme temperature. Repercussions of severe or unseasonable weather conditions may include:
-evacuation of personnel and inoperability of equipment resulting in curtailment of services;
-damage to offshore drilling rigs resulting in suspension of operations;
-damage to our facilities and project work sites;
-inability to deliver materials to job sites in accordance with contract schedules;
-fluctuations in demand for oil and natural gas, including possible decreases during unseasonably warm winters;
-loss of productivity; and
-disruption or suspension of our customers’ operations, thereby reducing demand for our services and products.
HAL 2025 FORM 10-K | 11

Table of Contents	Item 1(a) | Risk Factors
Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.
We rely on a variety of intellectual property rights that we use in our services and products. These rights have been, and we expect that they will continue to be, subject to legal challenges from time to time. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged.
Further, our application for certain intellectual property rights may not be granted entirely, as to key features, or at all. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Courts could find that others infringe our patent or other intellectual property rights or that our products and services may infringe the intellectual property rights of others. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect us.
If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced.
The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns, and technology trends, including artificial intelligence and machine learning, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.
We sometimes provide integrated project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.
We sometimes provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily national oil companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate or limited information, which may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.
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
Our business depends on the supply and availability of raw and essential materials. Raw materials essential to our operations and manufacturing, such as sand, chemicals, metals, gels, and electronic components (circuit boards), are normally readily available. Shortage of raw materials because of high levels of demand or loss of suppliers during market challenges or tariffs can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. In addition, as we increase the roll-out of our Zeus electric fracturing systems, we might face challenges to source sufficient electric power or there might not be adequate infrastructure to support the operation of our systems. These constraints on raw materials and electric power could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business could have a material adverse effect on our business and consolidated results of operations if we are unable to pass these increases through to our customers.
HAL 2025 FORM 10-K | 12

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
condition.
In addition, the shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology, impose related export recordkeeping and reporting obligations, and impose trade barriers or tariffs. Governments may also impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. For example, the imposition of such sanctions by the United States, European Union or others in countries such as Venezuela, Russia, and elsewhere have impacted our business.
Changes in U.S. foreign trade policies, including as a result of the presidential administration, could lead to the imposition of additional trade barriers and tariffs on us in foreign jurisdictions. In April 2025, the Trump Administration announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Many of these reciprocal tariffs went into effect in
August 2025. The United States Supreme Court has agreed to review lower court decisions regarding certain tariffs imposed by the Trump Administration and the Court has stayed the effect of decisions including the August 2025 decision of the U.S. Court of Appeals for the Federal Circuit finding that certain tariffs exceeded presidential authority and are therefore invalid. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the Trump Administration has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. We cannot predict the full extent of new, extended, or changed trade policies, including tariffs, that may be made by the current or a future presidential administration or
Congress, including whether existing tariff policies will be maintained or modified or if changes in the U.S. trade policy result in reactions from the U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export or import our products from countries where we currently purchase or sell products. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.
HAL 2025 FORM 10-K | 13

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
financial condition.
Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, the United States may seek to adopt federal regulations or enact federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted by many states in the U.S. that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations, such as limits on operations in the event of certain levels of seismic activity. Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements, such as prohibitions on hydraulic fracturing operations in certain areas, that could affect our operations. Some states and some local jurisdictions have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
HAL 2025 FORM 10-K | 14

Table of Contents	Item 1(a) | Risk Factors
Liability for cleanup costs, natural resource damages and other damages arising as a result of environmental laws and regulations could be substantial and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are subject to numerous environmental laws and regulations in the United States and the other countries where we do business. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties to avoid future liabilities and comply with legal and regulatory requirements. From time to time, claims have been made against us under environmental laws and regulations. In the United States, environmental laws and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. We are periodically notified of potential liabilities at federal and state cleanup sites. These potential liabilities may arise from both historical Halliburton operations and the historical operations of companies that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both with respect to the final costs of remediating a site and the final allocation of those costs among the various parties involved at the sites. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any cleanup site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party. Liability for damages arising as a result of environmental laws or related third-party claims could be substantial and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Failure on our part to comply with, and the costs of compliance with, applicable health, safety, and environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are subject to a variety of laws and regulations in the United States and other countries relating to environmental protection and health and safety. Among those laws and regulations are those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport, and use radioactive and explosive materials in certain of our operations. Applicable regulatory requirements include those concerning:
-the containment and disposal of hazardous substances, oilfield waste, and other waste materials;
-the production, storage, transportation, and use of chemicals;
-the production, storage, transportation and use of explosive materials;
-the importation and use of radioactive materials;
-the use of underground storage tanks;
-the use of underground injection wells; and
-the protection of worker safety both onshore and offshore.
These and other requirements generally are becoming increasingly strict. The failure to comply with the requirements, many of which may be applied retroactively, may result in:
-administrative, civil, and criminal penalties;
-revocation of permits to conduct business; and
-corrective action orders, including orders to investigate and/or clean up contamination.
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
local governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases.
HAL 2025 FORM 10-K | 15

Table of Contents	Item 1(a) | Risk Factors
We closely follow developments in this area, including changes in the regulatory landscape in the United States at both the federal and state levels and in the international markets in which we operate. We cannot predict, however, how or when such changes may take effect or ultimately impact our business. In the United States, presidents have certain powers to issue executive orders that can have the effect of the enactment of new laws. For example, in January 2025, President Trump allowed for future leasing by the federal government and therefore, oil and gas exploration, of the lands underlying federal waters offshore the U.S. East Coast, the eastern Gulf of America, the Pacific Ocean off the coasts of Washington, Oregon, and
California, and additional portions of the Northern Bering Sea in Alaska. This presidential action overturned President Biden’s
Memorandum of Withdrawal. President Trump issued a series of executive orders that signal a significant shift in the United
States’ energy and climate change policies that has resulted in the elimination or proposed elimination of some regulatory requirements. Future administrations may, however, pursue policies similar to, or more restrictive than, those put in place by predecessor administrations.
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
condition.
We may also communicate certain sustainability initiatives, commitments and goals in our SEC filings and other disclosures, which subjects us to additional risks.
We could be subject to changes in our tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We are subject to taxes in the United States and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the United States and other jurisdictions may be subject to significant change. Our tax returns are subject to examination by the U.S. Internal Revenue Service (IRS) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.
Our U.S. federal income tax filings for tax years 2016 through 2024 are currently under review or remain open for review by the IRS. As of December 31, 2025, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the $3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023.
In 2023, we initiated the IRS administrative appeals process, which is ongoing. There can be no assurance as to the outcome of the NOPA or other tax examinations and audits.
Changes in tax laws could also impact our business or results of operations. For example, the One Big Beautiful Bill
Act (OBBBA) was enacted on July 4, 2025, which, among other things, included revisions affecting the ability to utilize foreign tax credits (FTC). As a result of this legislation, we reassessed the realizability of our FTC carryforwards and determined that it is more likely than not that a portion of these carryforwards would not be realized and, thus, recorded an additional valuation allowance of $125 million against our FTC deferred tax assets in the third quarter of 2025.
Adverse outcomes resulting from examinations of our tax returns, including the NOPA, an increase in tax rates in a jurisdiction where we generate substantial income, particularly in the U.S., or changes in our ability to realize our deferred tax assets could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
HAL 2025 FORM 10-K | 16

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
-political and economic instability, including:
•civil unrest, acts of terrorism, war, and other armed conflict, such as the ongoing actions in Ukraine, and the
Middle East;
•inflation; and
•currency fluctuations, devaluations, and conversion restrictions; and
-governmental actions that may:
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
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include analytics, automation, and cloud services. Our digital technologies and services, and those of our customers and suppliers, are subject to the risk of cybersecurity incidents and, given the nature of such incidents, some can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. The increased use of artificial intelligence by threat actors has heightened risks, as AI-driven cyberattacks can automate the discovery of vulnerabilities, generate highly convincing phishing attempts, and evade traditional detection methods. We routinely monitor our systems for cybersecurity threats and have processes in place aimed at detecting and remediating vulnerabilities and incidents. Nevertheless, we have experienced cybersecurity incidents and attempted breaches in the past, one of which resulted in an unauthorized third party gaining access to certain of our systems and exfiltrating information from those systems, which we previously disclosed in Form 8-Ks we filed with the SEC on August 23, 2024 and
September 3, 2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, required us to incur significant costs, and required a significant amount of attention from management and our workforce. Related to this incident, we face risks of unknown impacts or new events, regulatory actions, or potential litigation, which could affect our business, reputation, consolidated results of operations, or consolidated financial condition.
Even if we successfully defend our own digital technologies and services, we also rely on our customers and suppliers, with whom we may share data and services, to protect their digital technologies and services from cybersecurity incidents.
HAL 2025 FORM 10-K | 17

Table of Contents	Item 1(a) | Risk Factors
If our systems, or our customers’ or suppliers’ systems, for protecting against cybersecurity incidents prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; diversion of management or workforce attention; and increased costs required to prevent, respond to, or mitigate cybersecurity incidents.
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
Meeting our capital return framework goal requires us to generate consistent free cash flow and have available capital in the years ahead in an amount sufficient to enable us to continue investing in organic and inorganic growth as well as to return a significant portion of the cash generated to shareholders in the form of dividends and share repurchases. Also, our cash flow fluctuates over the course of the year, so, although our goal is to return at least 50% of annual free cash flow to shareholders, that is an average over a year and the dividends paid, the number of shares repurchased, and the amount of free cash flow returned in any quarter during the year will vary and may be more or less than 50%. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to pay dividends and to repurchase shares, if we pause our share repurchases due to unforeseen events, or if our Board of Directors determines to change or discontinue dividend payments or share repurchases.
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
-foreign currency exchange risks resulting from changes in foreign currency exchange rates and the implementation of exchange controls; and
-limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.
As an example, we conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into U.S. dollars or to repatriate the profits from those countries. For example, we have experienced these conditions in Argentina and other countries and though we have utilized processes to repatriate cash when we believe it is appropriate to do so, we have incurred losses from devaluation of the local currency and from repatriating cash. We expect restrictions on currency repatriation to continue in certain countries during 2026.
If we lose one or more of our significant customers or if our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We have a number of significant customers. While no single customer represented more than 10% of consolidated revenue in any period presented, the loss of one or more significant customers or the consolidation of such customers could have a material adverse effect on our business and our consolidated results of operations. There have been significant business consolidations within the oil and natural gas industry in recent years. These and any future consolidations may result in reduced capital spending by our customers, which may lead to a lower demand for our services and products.
HAL 2025 FORM 10-K | 18

Table of Contents	Item 1(a) | Risk Factors
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
consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to, but may not, result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also adversely affect our business, consolidated results of operations, and consolidated financial condition.
These transactions also involve risks, and we cannot ensure that:
-any acquisitions we attempt would be completed on the terms announced, or at all;
-any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;
-any acquisitions would be successfully integrated into our operations and internal controls;
-the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, including under the FCPA, or that we will appropriately quantify the exposure from known risks;
-any disposition would not result in decreased earnings, revenue, or cash flow;
-use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses; or
-any dispositions, investments, or acquisitions, including integration efforts, would not divert management resources.
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
Further, any failure to adequately plan for succession of executive officers or the failure of key employees to successfully transition into new roles could result in a loss of institutional knowledge and have a material adverse effect on our business.
HAL 2025 FORM 10-K | 19

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
In managing material risks from cybersecurity threats, we require a security and technical architecture review for all new software and applications, and for all changes to the underlying IT infrastructure that manages, processes, stores, or transmits our data or data of our customers, vendors, suppliers, joint ventures, or employees. Any deviations from our policies and standards are assessed by our IT & Information Security Governance processes. Any critical and high-risk levels that are identified are then documented and reported to relevant key stakeholders.
Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers. Our policy requires that each third-party service provider go through a mandatory
IT & Information Security Governance processes review and obtain formal approval from our IT & Information Security
Governance groups before it can be used.
We have an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. In the event there is a cyber security incident, an Incident Response Team will assess the cybersecurity incident’s impact as the basis for assigning a preliminary severity rating. This team then provides the Chief Information
Security Officer (CISO) with a summary and preliminary severity rating and the CISO subsequently notifies the Chief
Information Officer (CIO) as appropriate. The CISO and CIO will assess situational information and business impact to finalize the severity rating. The CISO is then responsible for communicating incidents to other members of management as appropriate.
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
Aside from more immediate reporting of material incidents to our Board of Directors as described above, our CISO provides our Board of Directors with an update on cybersecurity during each of its quarterly meetings. This update includes data on certain cybersecurity metrics, information on internal and third-party cybersecurity incidents, and general discussion of cybersecurity risks. In addition, our Audit Committee receives a detailed update annually from the CISO, which includes in-
depth updates on our cybersecurity program and strategy including cybersecurity risks.
The CIO leads all components of our IT functions. Our CIO has over 20 years of experience with Halliburton and has had numerous global assignments across all areas of IT delivery, operations, and management. Our CISO, who reports directly to our Executive Vice President and Chief Administrative Officer, has over 25 years of experience in the areas of operations, infrastructure and applications, solution and demand design.
We have experienced cybersecurity incidents and attempted breaches in the past, one of which resulted in an unauthorized third party gaining access to certain of our systems and exfiltrating information from those systems, which we determined was a material cybersecurity incident as previously disclosed in a Form 8-K we filed with the SEC on September 3,
2024. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, required us to incur significant costs, and required a significant amount of attention from management and our workforce. Related to this incident, we face risks of unknown impacts or new events, regulatory actions, or potential litigation, which could affect our business, reputation, or consolidated financial condition. Further, if our systems, or our customers’ or suppliers’ systems, for protecting against cybersecurity incidents prove to be insufficient, a future cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. See additional information about our cybersecurity risks under General Risk Factors in Item 1(a) Risk Factors.
HAL 2025 FORM 10-K | 20

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
Plaintiff and the Company agreed that the Amendments rendered Plaintiff’s claims moot. To avoid the time and expense of continued litigation and without any admissions, the parties agreed to resolve Plaintiff’s counsel fee application with a payment by the Company to Plaintiff’s counsel of $150,000 in full satisfaction of the claim for attorneys’ fees and expenses in the Action. On October 16, 2025, the Court entered a stipulation and order closing the Action, subject to the Company filing an affidavit with the Court confirming that the disclosure in the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2025, which would constitute notice to stockholders for purposes of Court of Chancery Rule 23, had been filed with the SEC. In entering such order, the Court did not pass judgment on the amount of the attorneys’ fees and expenses. The
Company filed such affidavit with the Court on October 29, 2025.
See Notes to Consolidated Financial Statements, Note 11 for further information regarding legal proceedings.
Item 4. Mine Safety Disclosures.
Our barite and bentonite mining operations, in support of our fluid services business, are subject to regulation by the
U.S. Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and
Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this annual report.
HAL 2025 FORM 10-K | 21

Table of Contents	Item 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Halliburton Company’s common stock is dually traded on the New York Stock Exchange and New York Stock
Exchange Texas under the symbol "HAL." Information related to dividend payments is included in Item 8. Financial Statements and Supplementary Data. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
The following graph and table compare total shareholder return on our common stock for the five-year period ended
December 31, 2025, with the Philadelphia Oil Service Index (OSX) and the Standard & Poor’s 500 ® Index over the same period. This comparison assumes the investment of $100 on December 31, 2020 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that
Halliburton specifically incorporates it by reference into such filing.

225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Halliburton
OSX
S & P 500 ®

	December 31,
	2020	2021	2022	2023	2024	2025
Halliburton	$100.00	$121.99	$212.88	$199.13	$152.98	$163.76
Philadelphia Oil Service Index (OSX)	100.00	120.74	194.98	198.71	175.53	181.72
Standard & Poor’s 500 ® Index	100.00	128.71	105.40	133.10	166.40	196.16
HAL 2025 FORM 10-K | 22

Table of Contents	Item 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 30, 2026, we had 8,906 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
The following table is a summary of repurchases of our common stock during the three-month period ended
December 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
October 1 - 31	4,056,882	$24.37	4,000,984	$2,201,987,042
November 1 - 30	2,747,338	$26.82	2,724,670	$2,128,889,195
December 1 - 31	2,899,614	$28.08	2,836,385	$2,049,168,144
Total	9,703,834	$26.17	9,562,039

(a)
Of the 9,703,834 shares purchased during the three-month period ended December 31, 2025, 141,795 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. On July 21, 2014, our
Board of Directors announced that it had approved an increase in the total available outstanding authorization for repurchases to $6.0 billion.
Approximately $2.0 billion remained authorized for repurchases as of December 31, 2025. From the inception of this program in February 2006 through
December 31, 2025, we repurchased approximately 326 million shares of our common stock for a total cost of approximately $12.1 billion. The program may be terminated or suspended at any time and does not have a specified expiration date.

Item 6. (Reserved)
HAL 2025 FORM 10-K | 23

Table of Contents	Item 7 | Executive Overview
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in Item 8. Financial Statements and
Supplementary Data contained herein.
EXECUTIVE OVERVIEW
Market conditions
In 2025, global oil and natural gas markets remained impacted by non-OPEC supply growth, slower demand recovery in certain areas around the globe, OPEC+ production, ongoing geopolitical tensions in the Middle East, and the continued
impacts of the Russia-Ukraine conflict. In the U.S., oil and natural gas production in 2025 remained elevated, despite a generally declining rig count, as a result of the industry's focus on efficiencies and higher service intensity. Lower commodity pricing and U.S. land rig counts generally contributed to softness in the market for energy products and services in North
America. The international rig count decreased compared to 2024.
The West Texas Intermediate (WTI) crude oil price averaged approximately $60 per barrel during the fourth quarter of
2025 and approximately $65 per barrel for the full year of 2025. The Brent crude oil price averaged approximately $64 per barrel during the fourth quarter of 2025 and approximately $69 per barrel for the full year of 2025.
Trade tensions and tariffs continue to shape the demand outlook amid varying market responses. We continue to monitor and assess the impact of tariffs on goods being imported into the United States. Our global supply chain organization continuously monitors market trends and works to mitigate those and other cost increases through economies of scale in global procurement, technology modifications, and efficient sourcing practices. Globally, we continue to be impacted by extended supply chain lead times for the supply of select raw materials. Also, while we have been impacted by inflationary cost increases, primarily related to chemicals, cement, and logistics costs, we generally try to pass much of those increases on to our customers and we believe we have effective solutions to minimize their operational impact.
Financial results
The following graph illustrates our revenue and operating margins for each operating segment over the past three years.
During 2025, we generated total company revenue of $22.2 billion, a 3% decrease from the $22.9 billion of revenue generated in 2024 with our Completion and Production (C&P) segment revenue decreasing by 4% and our Drilling and
Evaluation (D&E) segment revenue decreasing by 3%. Total company operating income was $2.3 billion, including impairments and other charges of $831 million, in 2025, compared to $3.8 billion, including impairment and other charges of
$116 million, in 2024. Due to new tariffs imposed during 2025 by the United States, the incremental expense was approximately $89 million.
Driven in large part by a decrease in the average North America rig count in 2025 as compared to 2024, our North
America revenue decreased 6% in 2025, resulting from lower activity across multiple product service lines in U.S. Land and lower completion tool sales in the Gulf of America. Partially offsetting these decreases were improved stimulation activity and increased fluids services in the Gulf of America, increased drilling activity in U.S. Land, and higher completion tool sales in
Canada.
HAL 2025 FORM 10-K | 24

Table of Contents	Item 7 | Executive Overview
Internationally, revenue decreased by 2% in 2025 compared to 2024, due to a decline in the international average rig count and decreased activity across multiple product service lines in Mexico and Saudi Arabia. Partially offsetting these decreases were higher activity across multiple services lines in Norway and Brazil, improved fluid services in the Middle East,
Argentina, and the Caribbean, and increased stimulation activity in Middle East/Asia and Africa.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
HAL 2025 FORM 10-K | 25

Table of Contents	Item 7 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2025, we had $2.2 billion of cash and equivalents, compared to $2.6 billion of cash and equivalents at December 31, 2024.
Significant sources and uses of cash in 2025
Sources of cash:
•Cash flows from operating activities were $2.9 billion. Working capital, which consists of receivables, inventories, and accounts payable, collectively had a positive impact of $196 million.
•We received $444 million on the sale of investment securities.
•We received $185 million on the sale of property, plant, and equipment.
•We received $120 million on the sale of an equity investment.
Uses of cash:
•Capital expenditures were $1.3 billion.
•We repurchased 42.4 million shares of our common stock for $1.0 billion, which includes excise tax payment due on 2024 share repurchases.
•We paid $579 million of dividends to our shareholders.
•We retired $382 million of our 3.8% senior notes due November 2025.
•We paid $363 million related to a purchase of an equity investment.
•We purchased $202 million of investment securities.
•We paid $185 million to acquire businesses.
Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2026 to be approximately $1.1 billion. Despite this reduction from 2025, we believe this level of spending will enable continued investment in our core strategic technologies and businesses, including the international expansion of our artificial lift, well intervention, unconventionals, and drilling technologies. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spend accordingly.
In 2026, we expect to pay approximately $505 million for contractual purchase obligations, with another $315 million due through 2028, $378 million of interest on debt, and $418 million under our leasing arrangements. Payments for interest on our debt are expected to remain relatively flat for the foreseeable future. See Notes to Consolidated Financial Statements, Note
6 and Note 10 for additional information on expected future payments under our leasing arrangements and debt maturities.
We are not able to reasonably estimate the timing of cash outflows associated with our uncertain tax positions, in part because we are unable to predict the timing of potential tax settlements with applicable taxing authorities. As of December 31,
2025, we had $170 million of gross unrecognized tax benefits, excluding penalties and interest, of which we estimate $155 million may require us to make a cash payment. We estimate that approximately $131 million of the cash payment will not be settled within the next 12 months.
While we maintain focus on liquidity, we are also focused on providing cash returns to our shareholders. In 2023, our
Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases. We returned $1.6 billion of capital to shareholders in 2025 through dividends and share repurchases. During 2025, our quarterly dividend rate was $0.17 per common share, or approximately $145 million in aggregate.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 42.4 million shares of common stock during the year ended December 31, 2025 under this program. Approximately $2.0 billion remained authorized for repurchases as of
December 31, 2025 and may be used for open market and other share purchases.
HAL 2025 FORM 10-K | 26

Table of Contents	Item 7 | Liquidity and Capital Resources
During 2023, we began our migration to SAP S4 which we expect to complete in the fourth quarter of 2026. During the year ended December 31, 2025, we incurred $154 million in expense on our SAP S4 migration. Due to the extension of the project we announced in the second quarter of 2025, we expect the estimated total cost will be approximately $45 million per quarter going forward. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
We may, from time to time, redeem, repurchase, or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do
so.
Other factors affecting liquidity
Financial condition in current market. As of December 31, 2025, we had $2.2 billion of cash and equivalents and $3.5 billion of available committed bank credit under a new revolving credit facility executed on August 18, 2025, with an expiration date of August 16, 2030. We believe we have a manageable debt maturity profile, with approximately $90 million due February 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address the challenges and opportunities of the current market and our expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments, in the short term and long term.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $3.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2025.
Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization;
however, none of these triggering events have occurred. As of December 31, 2025, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
We have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of December 31, 2025 of $592 million, compared to an aggregate notional amount outstanding as of December 31, 2024 of $739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. Approximately $455 million of the outstanding amount of the CDSs reduces monthly over its remaining 9-month term and $75 million reduces monthly over its remaining 6-month term. The remaining $62 million outstanding amount reduces monthly over its remaining 2-month term.
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
Receivables from our primary customer in Mexico accounted for approximately 7% of our total receivables as of
December 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL 2025 FORM 10-K | 27

Table of Contents	Item 7 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. In 2025, 2024, and 2023, based on the location of the services provided and products sold, 39%, 40%, and 44%, respectively, of our consolidated revenue was from the United States. No other country accounted for more than 10%
of our revenue for those periods.
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
which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	2025	2024	2023
Oil Price - WTI (1)	$65.46	$76.55	$77.64
Oil Price - Brent (1)	69.10	80.53	82.47
Natural Gas Price - Henry Hub (2)	3.53	2.19	2.54

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	2025	2024	2023
US Land	546	580	669
US Offshore	15	19	18
Canada	175	187	177
North America	736	786	864
International (1)	1,080	1,162	948
Worldwide Total	1,816	1,948	1,812

(1)
Historical average rig counts shown are based on data provided by Baker Hughes, which included retroactive adjustments to international rig counts previously reported as a result of a methodology change effective January 2024.

HAL 2025 FORM 10-K | 28

Table of Contents	Item 7 | Business Environment and Results of Operations
Business outlook
Looking ahead to 2026, we expect the global energy market to remain dynamic, with oil demand continuing to grow modestly while global supply is projected to outpace demand in the near term, contributing to price pressure and inventory builds. At the same time, natural gas demand is forecasted to strengthen in 2026 as LNG capacity expands and consumption in key markets increases. Absent geo-political disruptions, we expect commodity prices are unlikely to rise.
We expect international activity to be stable year over year, with revenue to be flat to up modestly, led by Latin
America. We anticipate moderate softness in North America and expect revenue to decline year over year compared to 2025.
This outlook reflects the full year impact of reduced customer activity in land operations, our decision to stack uneconomic fleets, and the timing of customer programs in the Gulf of America.
Despite the market conditions described above, we believe the combination of long-cycle international investments and emerging structural demand for natural gas, driven by data centers, electrification, and power reliability, positions our business for growth opportunities over the medium and long term. This growth includes our strategic collaboration with
VoltaGrid, for which we have secured manufacturing capacity for 400 megawatts of modular natural gas power systems for delivery in 2028 to support the development of data centers in the Eastern Hemisphere. Additionally, we believe increased investment in existing and new sources of oil and natural gas production is needed to address future demand. This will necessitate production from conventional and unconventional, deep-water and shallow-water, and short and long-cycle projects.
We expect that increased oil and natural gas production requirements will in turn create demand for our products and services.
We continue to monitor the recent developments in Venezuela and plan to grow our business once commercial and legal terms are resolved, including payment certainty.
HAL 2025 FORM 10-K | 29

Table of Contents	Item 7 | Results of Operations in 2025 Compared to 2024
RESULTS OF OPERATIONS IN 2025 COMPARED TO 2024

			Favorable	Percentage
Millions of dollars	2025	2024	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$12,782	$13,251	$(469)	(4)%
Drilling and Evaluation	9,402	9,693	(291)	(3)
Total revenue	$22,184	$22,944	$(760)	(3)%
By geographic region:
North America	$9,066	$9,626	$(560)	(6)%
Latin America	3,935	4,211	(276)	(7)
Europe/Africa/CIS	3,351	3,003	348	12
Middle East/Asia	5,832	6,104	(272)	(4)
Total revenue	$22,184	$22,944	$(760)	(3)%

Operating income:
By operating segment:
Completion and Production	$2,128	$2,709	$(581)	(21)%
Drilling and Evaluation	1,379	1,608	(229)	(14)
Total operations	3,507	4,317	(810)	(19)
Corporate and other	(262)	(255)	(7)	(3)
SAP S4 upgrade expense	(154)	(124)	(30)	(24)
Impairments and other charges	(831)	(116)	(715)	n/m
Total operating income	$2,260	$3,822	$(1,562)	(41)%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in 2025 was $12.8 billion, a decrease of $469 million, or 4%, compared to 2024.
Operating income for the segment in 2025 was $2.1 billion, a decrease of $581 million, or 21%, compared to 2024. These results were primarily driven by decreased pressure pumping services in U.S. Land, lower completion tool sales in the Western
Hemisphere, the Middle East, and Africa, and decreased well intervention services in Middle East/Asia. Partially offsetting these decreases were higher year-end completion tool sales in Europe, and increased well intervention services in Latin
America.
Drilling and Evaluation
Drilling and Evaluation revenue in 2025 was $9.4 billion, a decrease of $291 million, or 3%, compared to 2024.
Operating income for the segment in 2025 was $1.4 billion, a decrease of $229 million, or 14%, compared to 2024. These results were primarily driven by lower drilling activity in the Middle East and Latin America, and lower wireline activity in
Middle East/Asia, and decreased testing services internationally. Partially offsetting these decreases were improved fluids services and higher project management activity in Latin America, and increased drilling activity in Europe/Africa.
Geographic Regions
North America
North America revenue in 2025 was $9.1 billion, a 6% decrease compared to 2024, largely driven by lower activity across multiple product service lines in U.S. Land and lower completion tool sales in the Gulf of America. Partially offsetting these decreases were improved stimulation activity and increased fluids services in the Gulf of America, increased drilling activity in U.S. Land, and higher completion tool sales in Canada.
HAL 2025 FORM 10-K | 30

Table of Contents	Item 7 | Results of Operations in 2025 Compared to 2024
Latin America
Latin America revenue in 2025 was $3.9 billion, a 7% decrease compared to 2024, resulting from lower activity across multiple product service lines in Mexico and lower completion tool sales in Brazil. Partially offsetting these decreases were improved activity across multiple product service lines in Brazil, and higher drilling related services in Argentina and the
Caribbean.
Europe/Africa/CIS
Europe/Africa/CIS revenue in 2025 was $3.4 billion, a 12% increase compared to 2024, resulting from higher activity across multiple product service lines in Norway and Romania, increased stimulation activity in Congo, higher project management activity in Africa, and improved well construction activity in Namibia. Partially offsetting these increases were lower activity across multiple product service lines in Italy and Senegal, and lower completion tool sales and decreased pressure pumping services in Angola.
Middle East/Asia
Middle East/Asia revenue in 2025 was $5.8 billion, a 4% decrease compared to 2024, resulting from lower activity across multiple product service lines in Saudi Arabia and Malaysia. Partially offsetting these decreases were improved activity across multiple product service lines in Kuwait, higher stimulation activity in India, higher drilling related services in Indonesia, and increased fluids services in the United Arab Emirates.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the years ended December 31, 2025 and 2024, we recognized $154 million and $124 million of expense on our SAP S4 migration, respectively.
Impairments and Other Charges. During the year ended December 31, 2025, we recognized a pre-tax charge of $831 million primarily related to severance costs, an impairment of assets held for sale, fixed and other assets write-offs, an impairment of facility closures and lease terminations, an equity in earnings loss, and other items, primarily related to legacy environmental remediation cost estimate increases. During the year ended December 31, 2024, we recognized a pre-tax charge of $116 million, primarily related to severance costs, an impairment of assets held for sale, expenses related to a cybersecurity incident, a gain on a fair value adjustment of an equity investment, and other items. See Notes to Consolidated Financial
Statements, Note 2 for further discussion of these charges.
Nonoperating Items
Argentina Impairment on Investment. In years 2022, 2023 and 2024, we executed a series of loans to a third party and received notes that are to be repaid in U.S. dollars upon maturity or earlier if certain conditions are met. During the year ended
December 31, 2025 and 2024, we recorded a loss of $23 million and $38 million, respectively, resulting from the deterioration in the outlook of the debtor’s liquidity and financial projections. This is included in “Other, net” on the Consolidated
Statements of Operations.
Argentina Blue Chip Swap. The Central Bank of Argentina maintains currency controls that limit our ability to access
U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip
Swaps effectively results in a parallel U.S. dollar exchange rate. For the years ended December 31, 2025, 2024, and 2023, we entered into Blue Chip Swap transactions, which resulted in a pre-tax loss on investment for $9 million, $8 million, and $110 million, respectively.
Egypt Currency Impact. In the first quarter of 2024, the Egyptian pound devalued by approximately 35% relative to the U.S. dollar. Consequently, we incurred a loss of $34 million during the year ended December 31, 2024, due to the devaluation of the currency in Egypt. This is included in “Other, net” on the Consolidated Statements of Operations.
Income Tax Provision. During the year ended December 31, 2025, we recorded a total income tax provision of $479 million on a pre-tax income of $1.8 billion, resulting in an effective tax rate of 27.0%. The effective tax rate for 2025 was primarily impacted by the pre-tax $831 million of impairments and other charges, the $23 million impairment of an investment in Argentina, the additional valuation allowance recognized in the amount of $125 million on our deferred tax assets which resulted from the impact on the realizability of our FTC carryforward due to the “One Big Beautiful Bill Act,” and partially offset by an $86 million discrete tax benefit from the Foreign-Derived Intangible Income (FDII) deduction attributable to a royalty prepayment. During the year ended December 31, 2024, we recorded a total income tax provision of $718 million on pre-tax income of $3.2 billion, resulting in an effective tax rate of 22.2%. The effective tax rate for 2024 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets. We recorded a tax benefit of $41 million during the year ended
December 31, 2024, due to a partial release of a valuation allowance on our deferred tax assets based on market conditions.
HAL 2025 FORM 10-K | 31

Table of Contents	Item 7 | Results of Operations in 2025 Compared to 2024
Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the year ended
December 31, 2025 and 2024.
Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2014. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through
2024, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the
IRS.
On September 28, 2023, we received a Notice of Proposed Adjustment (NOPA) from the IRS covering our 2016 U.S.
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
We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We cannot assure you that the matter will be determined in our favor or against us, and if the matter is ultimately determined unfavorably to us, it could have a material adverse impact on our results of operations and cash flows. Based on tax attributes currently available, we estimate that, should the IRS's position prevail through the appellate process and subsequent litigation, the proposed adjustment could result in cash taxes due of approximately $640 million (plus interest thereon in the case of amounts due for previous tax years). Our estimates are calculated under current tax law and on the bases of our assumptions regarding taxable income and loss and other tax attributes over the relevant period, which law could change and which assumptions could and likely will differ materially from actual results. In any event, no payment of any additional tax is currently required, nor do we anticipate that the proposed adjustment would materially and adversely impact our ability to meet our expected uses of cash, including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL 2025 FORM 10-K | 32

Table of Contents	Item 7 | Results of Operations in 2024 Compared to 2023
RESULTS OF OPERATIONS IN 2024 COMPARED TO 2023
Information related to the comparison of our operating results between the years 2024 and 2023 is included in Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K filed with the
SEC and is incorporated by reference into this annual report on Form 10-K.
HAL 2025 FORM 10-K | 33

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
-forecasting our income tax (provision) benefit, including our future ability to utilize foreign tax credits and the realizability of deferred tax assets (including net operating loss carryforwards), and providing for uncertain tax positions;
-legal and investigation matters;
-valuations of long-lived assets, including intangible assets and goodwill; and
-allowance for credit losses.
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
-a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year;
-a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards;
-the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered; and
-the value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
We determine deferred taxes separately for each tax-paying component (an entity or a group of entities that is consolidated for tax purposes) in each tax jurisdiction. That determination includes the following procedures:
-identifying the types and amounts of existing temporary differences;
-measuring the total deferred tax liability for taxable temporary differences using the applicable tax rate;
-measuring the total deferred tax asset for deductible temporary differences and operating loss carryforwards using the applicable tax rate;
-measuring the deferred tax assets for each type of tax credit carryforward; and
-reducing the deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
HAL 2025 FORM 10-K | 34

Table of Contents	Item 7 | Critical Accounting Estimates
We have operations in more than 70 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. Our tax filings are routinely examined in the normal course of business by tax authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved, the timing and nature of income earned and expenditures incurred. The final determination of tax audits or changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our income tax liabilities for a tax year and have an adverse effect on our financial statements. For example, we received a NOPA from the IRS on September 28, 2023. See Management's
Discussion and Analysis of Financial Condition and Results of Operations - Nonoperating Items, Internal Revenue Service
Notice of Proposed Adjustment and Notes to Consolidated Financial Statements, Note 12 for further information.
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
Legal and investigation matters
As discussed in Notes to Consolidated Financial Statements, Note 11, we are subject to various legal and investigation matters arising in the ordinary course of business. As of December 31, 2025, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters, which is not material to our consolidated financial statements. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.
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
HAL 2025 FORM 10-K | 35

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
At December 31, 2025, our allowance for credit losses totaled $805 million or 14.9% of notes and accounts receivable before the allowance. At December 31, 2024, our allowance for credit losses totaled $754 million, or 13.9% of notes and accounts receivable before the allowance. The allowance for credit losses in both years is primarily comprised of accounts receivable from our primary customer in Venezuela. A hypothetical 100 basis point change in our estimate of the collectability of our notes and accounts receivable balance as of December 31, 2025 would have resulted in a $54 million adjustment to 2025 total operating costs and expenses. See Notes to Consolidated Financial Statements, Note 5 for further information.
HAL 2025 FORM 10-K | 36

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
We use a sensitivity analysis model to measure the impact of potential adverse movements in foreign currency exchange rates. With respect to foreign exchange sensitivity, after consideration of the impact from our forward foreign exchange contracts and options, a hypothetical 10% adverse change in the value of all our foreign currency positions relative to the U.S. dollar as of December 31, 2025 would result in a $81 million, pre-tax loss for our net monetary assets denominated in currencies other than U.S. dollars.
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
For further information regarding foreign currency exchange risk, interest rate risk and credit risk, see Notes to
Consolidated Financial Statements, Note 16.
HAL 2025 FORM 10-K | 37

Table of Contents	Item 7 | Environmental Matters
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.
For information related to environmental matters, see Notes to Consolidated Financial Statements, Note 11 and Part I, Item
1(a). Risk Factors.
FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information.
Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form
10-K, including those in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Business Environment and Results of Operations – Business Outlook, are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,”
“should,” “likely,” and other expressions. We may also provide oral or written forward-looking information in our statements and other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.
We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason, except as required by law. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q, and 8-K filed with or furnished to the
Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
See Notes to Consolidated Financial Statements, Note 18 for further discussion of accounting standards adopted during the year and to be adopted in future periods.
HAL 2025 FORM 10-K | 38

Table of Contents	Item 7(a) | Quantitative and Qualitative Disclosures About Market Risk
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Financial Instrument Market Risk and Notes to Consolidated Financial Statements, Note
16.
HAL 2025 FORM 10-K | 39
Item 8. Financial Statements and Supplementary Data.
HAL 2025 FORM 10-K | 40

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of
December 31, 2025 based upon criteria set forth in the Internal Control - Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of Halliburton’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
HALLIBURTON COMPANY
by

/s/ Jeffrey A. Miller	/s/ Eric J. Carre
Jeffrey A. Miller	Eric J. Carre
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
HAL 2025 FORM 10-K | 41

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries (the Company) as of
December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission, and our report dated February 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the Realizability of Deferred Tax Assets
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2025, the Company had gross deferred tax assets of $3.6 billion and a related valuation allowance of $0.9 billion.
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
HAL 2025 FORM 10-K | 42

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
February 6, 2026
HAL 2025 FORM 10-K | 43

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Halliburton Company:
Opinion on Internal Control Over Financial Reporting
We have audited Halliburton Company and subsidiaries’ (the Company) internal control over financial reporting as of
December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control -
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 6, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 6, 2026
HAL 2025 FORM 10-K | 44

HALLIBURTON COMPANY
Consolidated Statements of Operations

	Year Ended December 31,
Millions of dollars and shares except per share data	2025	2024	2023
Revenue:
Services	$15,729	$16,348	$16,483
Product sales	6,455	6,596	6,535
Total revenue	22,184	22,944	23,018
Operating costs and expenses:
Cost of services	13,611	13,470	13,402
Cost of sales	5,089	5,173	5,256
Impairments and other charges	831	116	—
General and administrative	239	239	226
SAP S4 upgrade expense	154	124	51
Total operating costs and expenses	19,924	19,122	18,935
Operating income	2,260	3,822	4,083
Interest expense, net of interest income of $88, $97, and $81	(352)	(353)	(395)
Argentina currency impact	—	—	(131)
Loss on Blue Chip Swap transactions	(9)	(8)	(110)
Other, net	(128)	(227)	(84)
Income before income taxes	1,771	3,234	3,363
Income tax provision	(479)	(718)	(701)
Net income	$1,292	$2,516	$2,662
Net income attributable to noncontrolling interest	(9)	(15)	(24)
Net income attributable to company	$1,283	$2,501	$2,638
Basic net income per share	$1.50	$2.84	$2.93
Diluted net income per share	$1.50	$2.83	$2.92
Basic weighted average common shares outstanding	853	882	899
Diluted weighted average common shares outstanding	853	883	902
See Notes to Consolidated Financial Statements.
HAL 2025 FORM 10-K | 45

HALLIBURTON COMPANY
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Net income	$1,292	$2,516	$2,662
Other comprehensive income (loss), net of income taxes:
Defined benefit and other post retirement plans adjustment	(11)	(26)	(106)
Other	1	5	5
Other comprehensive loss, net of income taxes	(10)	(21)	(101)
Comprehensive income	$1,282	$2,495	$2,561
Comprehensive income attributable to noncontrolling interest	(9)	(16)	(24)
Comprehensive income attributable to company shareholders	$1,273	$2,479	$2,537
See Notes to Consolidated Financial Statements.
HAL 2025 FORM 10-K | 46

HALLIBURTON COMPANY
Consolidated Balance Sheets

	December 31,
Millions of dollars and shares except per share data	2025	2024
Assets
Current assets:
Cash and equivalents	$2,206	$2,618
Receivables (net of allowances for credit losses of $805 and $754)	4,942	5,117
Inventories	2,976	3,040
Other current assets	1,274	1,607
Total current assets	11,398	12,382
Property, plant, and equipment (net of accumulated depreciation of $12,616 and $12,461)	5,261	5,113
Goodwill	2,938	2,838
Deferred income taxes	2,298	2,339
Operating lease right-of-use assets	938	1,022
Other assets	2,177	1,893
Total assets	$25,010	$25,587
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,133	$3,189
Accrued employee compensation and benefits	767	711
Income taxes payable	375	449
Taxes other than income	291	328
Current portion of operating lease liabilities	263	263
Current maturities of long-term debt	—	381
Other current liabilities	759	729
Total current liabilities	5,588	6,050
Long-term debt	7,158	7,160
Operating lease liabilities	712	798
Employee compensation and benefits	428	414
Other liabilities	619	617
Total liabilities	14,505	15,039
Shareholders' equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,064 and 1,065 shares)	2,659	2,662
Paid-in capital in excess of par value	112	79
Accumulated other comprehensive loss	(363)	(353)
Retained earnings	15,036	14,332
Treasury stock, at cost (229 and 197 shares)	(6,983)	(6,214)
Company shareholders' equity	10,461	10,506
Noncontrolling interest in consolidated subsidiaries	44	42
Total shareholders' equity	10,505	10,548
Total liabilities and shareholders' equity	$25,010	$25,587
  See Notes to Consolidated Financial Statements.
HAL 2025 FORM 10-K | 47

HALLIBURTON COMPANY
Consolidated Statements of Cash Flows

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Cash flows from operating activities:
Net income	$1,292	$2,516	$2,662
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	1,136	1,079	998
Impairments and other charges	831	116	—
Deferred income tax provision	23	148	196
Changes in assets and liabilities:
Receivables	188	(312)	(257)
Inventories	80	147	(303)
Accounts payable	(72)	62	49
Other operating activities	(552)	109	113
Total cash flows provided by operating activities	2,926	3,865	3,458
Cash flows from investing activities:
Capital expenditures	(1,254)	(1,442)	(1,379)
Purchase of an equity investment	(363)	(139)	—
Purchase of investment securities	(202)	(438)	(492)
Payments to acquire businesses, net of cash acquired	(185)	(27)	(13)
Sales of investment securities	444	214	131
Proceeds from sales of property, plant, and equipment	185	223	195
Sale of an equity investment	120	—	—
Other investing activities	(70)	(45)	(101)
Total cash flows used in investing activities	(1,325)	(1,654)	(1,659)
Cash flows from financing activities:
Stock repurchase program	(1,007)	(1,005)	(800)
Dividends to shareholders	(579)	(600)	(576)
Payments on long-term borrowings	(389)	(100)	(305)
Proceeds from issuance of common stock	98	105	136
Other financing activities	(110)	(130)	(126)
Total cash flows used in financing activities	(1,987)	(1,730)	(1,671)
Effect of exchange rate changes on cash	(26)	(127)	(210)
Increase (decrease) in cash and cash equivalents	(412)	354	(82)
Cash and equivalents at beginning of period	2,618	2,264	2,346
Cash and equivalents at end of period	$2,206	$2,618	$2,264
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$432	$441	$460
Income taxes	$639	$538	$616
See Notes to Consolidated Financial Statements.
HAL 2025 FORM 10-K | 48

HALLIBURTON COMPANY
Consolidated Statements of Shareholders' Equity

	Company Shareholders’ Equity
Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2022	$2,664	$50	$(5,108)	$10,572	$(230)	$29	$7,977
Comprehensive income (loss):
Net income	—	—	—	2,638	—	24	2,662
Other comprehensive loss	—	—	—	—	(101)	—	(101)
Cash dividends ($0.64 per share)	—	—	—	(576)	—	—	(576)
Stock plans	(1)	13	372	(98)	—	—	286
Stock repurchase program	—	—	(804)	—	—	—	(804)
Other	—	—	—	—	—	(11)	(11)
Balance at December 31, 2023	$2,663	$63	$(5,540)	$12,536	$(331)	$42	$9,433
Comprehensive income (loss):
Net income	—	—	—	2,501	—	15	2,516
Other comprehensive loss	—	—	—	—	(22)	1	(21)
Cash dividends ($0.68 per share)	—	—	—	(600)	—	—	(600)
Stock plans	(1)	16	333	(105)	—	—	243
Stock repurchase program	—	—	(1,007)	—	—	—	(1,007)
Other	—	—	—	—	—	(16)	(16)
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income	—	—	—	1,283	—	9	1,292
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Cash dividends ($0.68 per share)	—	—	—	(579)	—	—	(579)
Stock plans	(3)	29	239	—	—	—	265
Stock repurchase program	—	—	(1,008)	—	—	—	(1,008)
Other	—	4	—	—	—	(7)	(3)
Balance at December 31, 2025	$2,659	$112	$(6,983)	$15,036	$(363)	$44	$10,505
        See Notes to Consolidated Financial Statements.
HAL 2025 FORM 10-K | 49

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
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
-the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
-the reported amounts of revenue and expenses during the reporting period.
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
Research and development
We maintain an active research and development program. The program improves products, processes, and engineering standards and practices that serve the changing needs of our customers. Research and development costs are expensed as incurred and were $411 million in 2025, $426 million in 2024, and $408 million in 2023.
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
HAL 2025 FORM 10-K | 50

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
Goodwill and other intangible assets
We record as goodwill the excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business acquisition. Changes in the carrying amount of goodwill are detailed below by reportable segment.

Millions of dollars	Completion and Production	Drilling and Evaluation	Total
Balance at December 31, 2023:	$2,032	$818	$2,850
Current year acquisitions	8	—	8
Other	(20)	—	(20)
Balance at December 31, 2024:	$2,020	$818	$2,838
Current year acquisitions	8	76	84
Other	16	—	16
Balance at December 31, 2025:	$2,044	$894	$2,938
The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis, during the third quarter, and more frequently when circumstances indicate an impairment may exist. As a result of our goodwill impairment assessments performed in the years ended December 31, 2025, 2024, and 2023, we determined that the fair value of each reporting unit exceeded its net book value and, therefore, no goodwill impairments were deemed necessary.
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
HAL 2025 FORM 10-K | 51

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
We recognize interest and penalties related to unrecognized tax benefits within the “Income tax provision” in our
Consolidated Statements of Operations.
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
-the change in fair value of the hedged assets, liabilities, or firm commitments through earnings; or
-recognized in other comprehensive income until the hedged item is recognized in earnings.
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
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the years ended December 31, 2025 and
2024, which are reflected within “Impairments and other charges” on our Consolidated Statements of Operations.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Severance costs	$299	$63	$—
Impairment of assets held for sale	224	49	—
Fixed and Other assets write-offs	115	—	—
Impairment of real estate facilities	53	—	—
Equity in earnings loss	50	—	—
Gain on investment	(6)	(43)	—
Cybersecurity incident	(10)	35	—
Other	106	12	—
Total impairments and other charges	$831	$116	$—
HAL 2025 FORM 10-K | 52

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
For the year ended December 31, 2025, the charges included $299 million of severance costs, $224 million of an impairment of assets held for sale related to our chemical business, fixed and other asset write-offs of $115 million, a $53 million impairment associated with facility closures and lease terminations, $50 million equity in earnings loss, and $106 million of other charges, primarily related to legacy environmental remediation cost estimate increases. Offsetting these charges were a release of accruals related to a cybersecurity incident from the third quarter of 2024 for $10 million and a gain of $6 million related to an equity investment.
For the year ended December 31, 2024, the charges included $63 million of severance costs, a $49 million impairment of assets held for sale, $35 million in expenses related to a cybersecurity incident, and $12 million of other charges, and were partially offset by a $43 million gain related to a fair value adjustment on an equity investment.
For the year ended December 31, 2023, there were no amounts recorded in impairment and other charges.
HAL 2025 FORM 10-K | 53

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
Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief
Executive Officer. Our CODM assesses the performance of the two segments and makes resource allocation decisions based on segment revenue and operating income.
Operations by business segment
The following table presents information on our business segments.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Revenue:
Completion and Production	$12,782	$13,251	$13,689
Drilling and Evaluation	9,402	9,693	9,329
Total revenue	$22,184	$22,944	$23,018
Operating income:
Completion and Production	$2,128	$2,709	$2,835
Drilling and Evaluation	1,379	1,608	1,543
Total operations	3,507	4,317	4,378
Corporate and other (a)	(262)	(255)	(244)
SAP S4 upgrade expense	(154)	(124)	(51)
Impairments and other charges (b)	(831)	(116)	—
Total operating income	$2,260	$3,822	$4,083
Interest expense, net of interest income	$(352)	$(353)	$(395)
Loss on Blue Chip Swap transactions	(9)	(8)	(110)
Argentina currency impact	—	—	(131)
Other, net (c)	(128)	(227)	(84)
Income before income taxes	$1,771	$3,234	$3,363
Capital expenditures:
Completion and Production	$741	$775	$765
Drilling and Evaluation	513	665	613
Corporate and other	—	2	1
Total capital expenditures	$1,254	$1,442	$1,379
Depreciation, depletion, and amortization:
Completion and Production	$618	$588	$553
Drilling and Evaluation	496	475	430
Corporate and other	22	16	15
Total depreciation, depletion, and amortization	$1,136	$1,079	$998

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
Impairments and other charges are as follows:
–For the year ended December 31, 2025, amount includes approximately $556 million attributable to Completion and Production,
$247 million attributable to Drilling and Evaluation, and $28 million attributable to Corporate and other.
–For the year ended December 31, 2024, amount includes approximately $45 million attributable to Completion and Production,
$34 million attributable to Drilling and Evaluation, and $37 million attributable to Corporate and other.

(c)
During the year ended December 31, 2025, Halliburton incurred a charge of $23 million due to the impairment of an investment in
Argentina. During the year ended December 31, 2024, Halliburton incurred a charge of $82 million primarily due to the impairment of an investment in Argentina and currency devaluation in Egypt.

HAL 2025 FORM 10-K | 54

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Year Ended December 31,
	2025
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$5,361	$3,641
Compensation	1,919	1,908
Depreciation, depletion, and amortization	618	496
Other	2,756	1,978
Total segment operating expenses	$10,654	$8,023

	Year Ended December 31,
	2024
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$5,428	$3,803
Compensation	1,922	1,865
Depreciation, depletion, and amortization	588	475
Other	2,604	1,942
Total segment operating expenses	$10,542	$8,085

	Year Ended December 31,
	2023
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$5,906	$3,771
Compensation	1,810	1,750
Depreciation, depletion, and amortization	553	430
Other	2,585	1,835
Total segment operating expenses	$10,854	$7,786
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
HAL 2025 FORM 10-K | 55

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table presents total assets by segment.

	December 31,
Millions of dollars	2025	2024
Total assets:
Completion and Production (a)	$10,492	$11,987
Drilling and Evaluation (a)	7,870	7,806
Corporate and other (b)	6,648	5,794
Total assets	$25,010	$25,587

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-
use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
Operations by geographic region
The following tables present information by geographic area. In 2025, 2024, and 2023, based on the location of services provided and products sold, 39%, 40%, and 44%, respectively, of our consolidated revenue was from the United States.
No other country accounted for more than 10% of our revenue or property, plant, and equipment during the periods presented.
As of December 31, 2025 and December 31, 2024, 42% and 49%, respectively, of our property, plant, and equipment was located in the United States.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Revenue:
North America	$9,066	$9,626	$10,492
Latin America	3,935	4,211	3,987
Europe/Africa/CIS	3,351	3,003	2,861
Middle East/Asia	5,832	6,104	5,678
Total revenue	$22,184	$22,944	$23,018

	December 31,
Millions of dollars	2025	2024
Net property, plant, and equipment:
North America	$2,291	$2,595
Latin America	730	1,002
Europe/Africa/CIS	686	593
Middle East/Asia	1,554	923
Total net property, plant, and equipment	$5,261	$5,113
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
HAL 2025 FORM 10-K | 56

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 39%, 40%
and 44% of our consolidated revenue was from the United States for the years ended December 31, 2025, 2024 and 2023, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Revenue by segment:
Completion and Production	$12,782	$13,251	$13,689
Drilling and Evaluation	9,402	9,693	9,329
Total revenue	$22,184	$22,944	$23,018
Revenue by geographic region:
North America	$9,066	$9,626	$10,492
Latin America	3,935	4,211	3,987
Europe/Africa/CIS	3,351	3,003	2,861
Middle East/Asia	5,832	6,104	5,678
Total revenue	$22,184	$22,944	$23,018
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
HAL 2025 FORM 10-K | 57

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 5. Receivables
As of December 31, 2025, 31% of our net trade receivables were from customers in the United States and 8% were from customers in Mexico. As of December 31, 2024, 30% of our net trade receivables were from customers in the United
States and 11% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately 7% and 8% of our total receivables as of December 31, 2025 and December 31, 2024, respectively. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
Furthermore, we have entered into CDSs with third-party financial institutions that have an aggregate notional amount outstanding as of December 31, 2025 of $592 million, compared to an aggregate notional amount outstanding as of
December 31, 2024 of $739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Notes to Consolidated Financial Statements, Note 16 for further information on these CDSs. No other country or single customer accounted for more than 10% of our receivables at those dates.
We have risk of delayed customer payments and payment defaults associated with customer liquidity issues. We routinely monitor the financial stability of our customers and employ an extensive process to evaluate the collectability of outstanding receivables. This process, which involves judgment and estimates, includes analysis of our customers’ historical time to pay, financial condition and various financial metrics, debt structure, credit ratings, and production profile, as well as political and economic factors in countries of operations and other customer-specific factors.
The table below presents a rollforward of our allowance for credit losses for 2023, 2024 and 2025.

Millions of dollars	Balance at Beginning of Period	Provision (a)	Other (b)	Balance at End of Period (c)
Year ended December 31, 2023	$731	$22	$(11)	$742
Year ended December 31, 2024	742	17	(5)	754
Year ended December 31, 2025	754	57	(6)	805

(a)	Represents increases to allowance for credit losses charged to costs and expenses, net of recoveries.
(b)	Includes write-offs and other activity.
(c)	The allowance for credit losses in all years is primarily comprised of a full reserve against accounts receivable with our primary customer in Venezuela.
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
For certain equipment leases, such as offshore vessels and drilling rigs, we account for the lease and non-lease components separately.
HAL 2025 FORM 10-K | 58

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following tables illustrate the financial impact of our leases as of and for the years ended December 31, 2025,
2024, and 2023, along with other supplemental information about our existing leases:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$47	$37	$30
Interest on lease liabilities	31	38	41
Operating lease cost	359	353	337
Short-term lease cost	41	42	35
Sublease income	(2)	(3)	(2)
Total lease cost	$476	$467	$441

	December 31,
Millions of dollars	2025	2024
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$938	$1,022
Current portion of operating lease liabilities	263	263
Operating lease liabilities (non-current)	712	798
Finance leases:
Other assets (non-current)	$161	$139
Other current liabilities	81	44
Other liabilities (non-current)	102	126

	Year Ended December 31,
Millions of dollars except years and percentages	2025	2024	2023
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$394	$374	$354
Operating cash flows for finance leases	31	38	41
Financing cash flows for finance leases	48	33	37
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$281	$274	$487
Finance leases	74	57	64
Weighted-average remaining lease term:
Operating leases	7.3 years	7.9 years	8.2 years
Finance leases	3.8 years	4.6 years	5.3 years
Weighted-average discount rate for operating leases	5.4%	5.4%	5.3%
HAL 2025 FORM 10-K | 59

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table summarizes the maturity of our operating and finance leases as of December 31, 2025:

Millions of dollars	Operating Leases	Finance Leases
2026	$315	$103
2027	199	59
2028	124	27
2029	99	14
2030	79	6
Thereafter	399	15
Total lease payments	1,215	224
Imputed interest	(240)	(41)
Total lease payments, net of imputed interest	$975	$183
Note 7. Inventories
Inventories consisted of the following:

	December 31,
Millions of dollars	2025	2024
Finished products and parts	$1,968	$1,956
Raw materials and supplies	884	952
Work in process	124	132
Total inventories	$2,976	$3,040
All amounts in the table above are reported net of obsolescence reserves of $54 million at December 31, 2025 and $62 million at December 31, 2024.
Note 8. Accounts Payable
We have an agreement with a third party that allows our participating suppliers to finance payment obligations from us with a designated third-party financial institution who act as our paying agent. We have generally extended our payment terms with suppliers to 90 days. A participating supplier may request the participating financial institution to finance one or more of our payment obligations to such supplier prior to the scheduled due date thereof at a discounted price. We are not required to provide collateral to the financial institution.
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under this agreement was $280 million as of December 31, 2025, and $317 million as of December 31, 2024, and are included in
“Accounts payable” on the Consolidated Balance Sheets.
The following table presents a rollforward of our supplier finance program obligations:

	December 31,
Millions of dollars	2025	2024
Confirmed obligations outstanding at the beginning of the year	$317	$322
Invoices added during the year	1,082	1,217
Confirmed invoices paid during the year	(1,119)	(1,222)
Confirmed obligations outstanding at the end of the year	$280	$317
HAL 2025 FORM 10-K | 60

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 9. Property, Plant, and Equipment
Property, plant, and equipment were composed of the following:

	December 31,
Millions of Dollars	2025	2024
Land	$104	$119
Buildings and property improvements	1,697	1,751
Machinery, equipment, and other	16,076	15,704
Total property, plant, and equipment	17,877	17,574
Accumulated depreciation	(12,616)	(12,461)
Net property, plant, and equipment	$5,261	$5,113
Classes of assets are depreciated over the following useful lives:

	Buildings and Property Improvements
	2025	2024
1 - 10 years	17%	17%
11 - 20 years	40%	40%
21 - 30 years	26%	26%
31 - 40 years	17%	17%

	Machinery, Equipment, and Other
	2025	2024
1 - 5 years	45%	46%
6 - 10 years	46%	45%
11 - 20 years	9%	9%
Note 10. Debt
Our long-term total debt consisted of the following:

	December 31,
Millions of dollars	2025	2024
5.0% senior notes due November 2045	$1,887	$1,887
2.92% senior notes due March 2030	1,000	1,000
4.85% senior notes due November 2035	997	997
7.45% senior notes due September 2039	938	938
4.75% senior notes due August 2043	846	846
6.7% senior notes due September 2038	763	763
4.5% senior notes due November 2041	469	469
7.6% senior debentures due August 2096	226	226
6.75% senior notes due February 2027	90	90
Other	6	6
Unamortized debt issuance costs and discounts	(64)	(62)
Total long-term debt	$7,158	$7,160
Short-term borrowings and current maturities of long-term debt	—	381
Total debt	$7,158	$7,541
There were no short-term borrowings and current maturities of long-term debt as of December 31, 2025. There were no short-term borrowings and $381 million of current maturities of long-term debt as of December 31, 2024.
HAL 2025 FORM 10-K | 61

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Senior debt
We may redeem all of our senior notes from time to time or all of the notes of each series at any time at the applicable redemption prices, plus accrued and unpaid interest. Our 6.75% senior notes due February 2027 and 7.6% senior debentures due
August 2096 may not be redeemed prior to maturity.
Repurchases of senior debt
Our total debt repurchases consisted of the following:

	December 31,
Millions of dollars	2025	2024
4.75% senior notes due August 2043	$—	$32
4.5% senior notes due November 2041	—	31
5.0% senior notes due November 2045	—	24
7.45% senior notes due September 2039	—	8
4.85% senior notes due November 2035	—	3
7.6% senior debentures due August 2096	—	2
Total Repurchases	$—	$100
For the year ended December 31, 2024, we used cash on hand to fund these repurchases, which included the principal amount, a net premium or discount, and accrued interest. The remaining principal balance of these instruments of $5.4 billion in the aggregate remains outstanding as of December 31, 2025.
Redemption of 3.8% senior notes due November 2025
In November 2025, we retired the remaining $382 million principal amount of our 3.8% senior notes at their scheduled maturity using cash on hand.
Revolving credit facilities
On August 18, 2025, we entered into a new $3.5 billion five-year revolving facility, which replaced our $3.5 billion revolving credit facility established in April 2022. The revolving credit facility is for general working capital purposes and expires on August 16, 2030. The full amount of the revolving credit facility was available as of December 31, 2025.
Debt maturities
Our debt matures as follows: no amounts in 2026, $90 million in 2027, no amounts in 2028 and 2029, $1.0 billion in
2030, and the remainder thereafter.
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$3.1 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of December 31, 2025. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-
balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
HAL 2025 FORM 10-K | 62

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 12. Income Taxes
The components of the provision for income taxes on continuing operations were as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Current income taxes:
Federal	$(3)	$10	$(21)
Foreign	(448)	(571)	(472)
State	(5)	(9)	(12)
Total current income taxes	(456)	(570)	(505)
Deferred income taxes:
Federal	(66)	(167)	(123)
Foreign	10	31	(59)
State	33	(12)	(14)
Total deferred income taxes	(23)	(148)	(196)
Income tax provision	$(479)	$(718)	$(701)
The United States and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
United States	$762	$1,695	$1,666
Foreign	1,009	1,539	1,697
Total income from continuing operations before income taxes	$1,771	$3,234	$3,363
HAL 2025 FORM 10-K | 63

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Millions of dollars	2025
U.S. Federal Statutory Tax Rate	$372	21.0%
State and Local Income Tax, Net of Federal Income Tax Effect (a)	(24)	(1.4)
Foreign Tax Effects
Argentina
Intercompany Withholding Tax	33	1.9
Other	15	0.8
Brazil	27	1.5
Cayman Islands
Statutory Tax Rate Difference Between Cayman Islands and United States	29	1.6
Mexico
Foreign Exchange / Inflation Adjustment	(26)	(1.5)
Other	28	1.6
Norway	23	1.3
Saudi Arabia
Intercompany Withholding Tax	32	1.8
Other	(3)	(0.2)
Singapore
Statutory Tax Rate Difference Between Singapore and United States	(35)	(2.0)
Other	25	1.4
United Arab Emirates	(19)	(1.1)
Other Foreign Jurisdictions	125	7.0
Domestic Federal Reconciling Items
Effect of Cross-Border Tax Laws
Foreign Derived Intangible Income Deduction	(135)	(7.6)
Global Intangible Low-Taxed Income	23	1.3
Other	10	0.6
Tax Credits
Foreign Tax Credit	(146)	(8.2)
Research & Development Credit	(50)	(2.8)
Changes in Valuation Allowances	176	9.9
Nontaxable or Nondeductible items	32	1.8
Other Adjustments	(5)	(0.1)
Changes in Unrecognized Tax Benefits	(28)	(1.6)
Effective Tax Rate	$479	27.0%

(a)	During the year ended December 31, 2025, state and local income taxes in Texas comprise the majority (greater than 50 percent) of the state and local income taxes, net of federal effect category.
HAL 2025 FORM 10-K | 64

Table of Contents	Item 8 | Notes to Consolidated Financial Statements

Year Ended December 31,
	2024	2023
United States statutory rate	21.0%	21.0%
Valuation allowance against tax assets	(2.1)	0.8
Impact of foreign income taxed at different rates	4.7	0.2
State income taxes	0.6	0.7
Impact of impairments and other charges	0.6	0.6
Adjustments of prior year taxes	(2.5)	(1.3)
Other items, net	(0.1)	(1.2)
Total effective tax rate on continuing operations	22.2%	20.8%
During the year ended December 31, 2025, we recorded a total income tax provision of $479 million on pre-tax income of $1.8 billion, resulting in an effective tax rate of 27.0%. The effective tax rate for 2025 was primarily impacted by our geographic mix of earnings, tax adjustments related to the reassessment of prior year tax accruals, and changes of valuation allowance on some of our deferred tax assets, and discrete tax benefit from the Foreign-Derived Intangible Income (FDII)
deduction attributable to a royalty prepayment.
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
some of our deferred tax assets.
The primary components of our deferred tax assets and liabilities were as follows:

	December 31,
Millions of dollars	2025	2024
Gross deferred tax assets:
Foreign tax credit carryforwards	$790	$950
Intangible assets	679	727
Operating and capital loss carryforwards	629	581
Royalty prepayment	239	—
Accrued liabilities	233	227
Employee compensation and benefits	157	170
Research and development tax credit carryforwards	86	85
Other	813	639
Total gross deferred tax assets	3,626	3,379
Gross deferred tax liabilities:
Depreciation and amortization	197	164
Operating lease right-of-use assets	133	144
Other	63	50
Total gross deferred tax liabilities	393	358
Valuation allowances	943	718
Net deferred income tax asset	$2,290	$2,303
At December 31, 2025, we had $635 million of domestic and foreign tax-effected operating and capital loss carryforwards, with approximately $6 million estimated to be utilized against our unrecognized tax benefits. In addition, we had approximately $819 million of foreign tax credit carryforwards which are offset by $29 million of foreign branch deferred activity and unrecognized tax benefits reflected in the table above. The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.
HAL 2025 FORM 10-K | 65

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Our deferred tax assets from operating and capital losses, foreign tax credits, and research and development credits will expire as follows:

Millions of dollars	U.S. Net Operating Loss	Foreign Operating and Capital Loss	Foreign Tax Credits	Research and Development Credit	Total Deferred Tax Assets
2026-2030	$5	$69	$430	$—	$504
2031-2035	6	24	353	—	383
2036-2045	13	68	36	85	202
Non-Expiring	13	437	—	—	450
	$37	$598	$819	$85	$1,539
We have not recorded incremental U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries subsequent to December 31, 2017. Under ASC 740, income taxes are generally not provided on such undistributed earnings to the extent they are either not expected to be subject to tax upon repatriation or are considered to be indefinitely reinvested.
For the year ended December 31, 2025, the “One Big Beautiful Bill Act,” was introduced which included federal tax law revisions that affected the Company’s ability to utilize Foreign Tax Credits (FTC). Companies were required to recognize the effects of changes in tax laws in the period in which the new legislation is enacted. As a result, the Company reassessed the realizability of its FTC carryforwards and recorded an additional valuation allowance of $125 million against its FTC deferred tax assets.
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

Millions of dollars	Unrecognized Tax Benefits		Interest and Penalties
Balance at January 1, 2023	$311		$64
Change in prior year tax positions	(38)		(10)
Change in current year tax positions	8		1
Cash settlements with taxing authorities	(4)		(3)
Lapse of statute of limitations	(9)		(3)
Balance at December 31, 2023	$268	(a)	$49
Change in prior year tax positions	(68)		—
Change in current year tax positions	10		1
Cash settlements with taxing authorities	(1)		(1)
Lapse of statute of limitations	(13)		(4)
Balance at December 31, 2024	$196	(a)	$45
Change in prior year tax positions	40		3
Change in current year tax positions	15		2
Cash settlements with taxing authorities	(11)		—
Lapse of statute of limitations	(70)		(8)
Balance at December 31, 2025	$170	(a)(b)	$42

(a)
Includes $36 million as of December 31, 2025, $40 million as of December 31, 2024, and $43 million as of December 31, 2023 in foreign unrecognized tax benefits that would give rise to a United States tax credit. As of December 31, 2025, December 31, 2024, and
December 31, 2023, a net $119 million, $137 million and $192 million after a net operating loss carryforward offset, respectively, of unrecognized tax benefits would positively impact the effective tax rate and be recognized as additional tax benefits in our statement of operations if resolved in our favor.

(b)	Includes $24 million as of December 31, 2025 that we believe could be resolved within the next 12 months.
HAL 2025 FORM 10-K | 66

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Income taxes paid (net of refunds received) were as follows:

Year Ended December 31,
Million of dollars	2025
US Federal	$27
US State and Local	9
Foreign
Mexico	112
Saudi Arabia	76
Other	415
Foreign Subtotal	603
Total	$639
Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2014. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. The United
States federal income tax filings for tax years 2016 through 2024 are currently under review or remain open for review by the
IRS.
As of December 31, 2025, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a NOPA from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next 12 months.
Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next 12 months.
HAL 2025 FORM 10-K | 67

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 13. Shareholders' Equity
Shares of common stock
The following table summarizes total shares of common stock outstanding:

	December 31,
Millions of shares	2025	2024
Issued	1,064	1,065
In treasury	(229)	(197)
Total shares of common stock outstanding	835	868
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time. The program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. We purchased 42.4 million shares of our common stock under the program during the year ended December 31, 2025. During the year ended December 31, 2024, we purchased 30.5 million shares of our common stock under the program. Approximately $2.0 billion remained authorized for repurchases as of December 31, 2025. From the inception of this program in February 2006 through December 31, 2025, we repurchased approximately 326 million shares of our common stock for a total cost of approximately $12.1 billion.
Paid-in Capital in Excess of Par Value
During 2025, 2024 and 2023, we issued common stock from treasury shares under our employee stock purchase plan awards and for restricted stock grants. As a result, for the years ended December 31, 2024 and 2023, additional paid in capital would have resulted in a balance below zero; therefore, we reduced retained earnings by $105 million and $98 million, respectively. Additional issuances from treasury shares could similarly impact additional paid in capital and retained earnings.
Preferred stock
Our preferred stock consists of 5 million total authorized shares at December 31, 2025, of which none are issued.
Accumulated other comprehensive loss
Accumulated other comprehensive loss consisted of the following:

	December 31,
Millions of dollars	2025	2024
Cumulative translation adjustments	$(81)	$(82)
Defined benefit and other postretirement liability adjustments (a)	(245)	(234)
Other	(37)	(37)
Total accumulated other comprehensive loss	$(363)	$(353)

(a)	Included net actuarial losses for our international pension plans of $243 million at December 31, 2025 and $233 million at December 31, 2024.
HAL 2025 FORM 10-K | 68

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 14. Stock-based Compensation
The following table summarizes stock-based compensation costs for the years ended December 31, 2025, 2024, and
2023.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Stock-based compensation cost	$213	$223	$219
Tax benefit	(36)	(38)	(36)
Stock-based compensation cost, net of tax	$177	$185	$183
Our Stock and Incentive Plan, as amended (Stock Plan), provides for the grant of any or all of the following types of stock-based awards:
-stock options, including incentive stock options and nonqualified stock options;
-restricted stock awards;
-restricted stock unit awards;
-stock appreciation rights; and
-stock value equivalent awards.
There are currently no stock appreciation rights, stock value equivalent awards, or incentive stock options outstanding.
Under the terms of the Stock Plan, approximately 284 million shares of common stock have been reserved for issuance to employees and non-employee directors. At December 31, 2025, approximately 16 million shares were available for future grants under the Stock Plan. The stock to be offered pursuant to the grant of an award under the Stock Plan may be authorized but unissued common shares or treasury shares.
In addition to the provisions of the Stock Plan, we also have stock-based compensation provisions under the Restricted
Stock Plan for Non-Employee Directors and the Employee Stock Purchase Plan (ESPP).
Each of the active stock-based compensation arrangements is discussed below.
Stock options
There were no stock options granted during 2025 and there are no plans to grant stock options in 2026. All stock options under the Stock Plan were granted at the fair market value of our common stock at the grant date. Employee stock options generally vest ratably over a period of three years and expire ten years from the grant date. Compensation expense for stock options is generally recognized on a straight-line basis over the entire vesting period.
The following table represents our stock options activity during 2025.

	Number of Shares (in millions)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	10.4	$41.75
Exercised	—	24.73
Forfeited/expired	(2.4)	43.71
Outstanding at December 31, 2025	8.0	$41.23	1.9	$5.8
Exercisable at December 31, 2025	8.0	$41.23	1.9	$5.8
The total intrinsic value of options exercised was $103,000 in 2025, $3 million in 2024, and $20 million in 2023. As of
December 31, 2025, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options.
Cash received from issuance of common stock for 2025, 2024, and 2023 was $98 million, $105 million, and $136 million, respectively, of which $1 million, $9 million, and $48 million, respectively, are related to proceeds from exercises of stock options. All other cash received from issuance of common stock during 2025, 2024 and 2023 relates to cash proceeds from the issuance of shares under our employee stock purchase plan.
HAL 2025 FORM 10-K | 69

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of options granted was a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock. The expected term of options granted was based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. There were no stock options granted for the years ended December 31, 2025, 2024, and 2023.
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
In 2025, we also granted performance based restricted stock units, with the actual number of shares earned to be determined at the end of a three year performance period based on our achievement of certain predefined targets. These targets are based upon our average return on capital employed and a modifier based upon stock performance, as compared to certain competitors. A Monte Carlo simulation that uses a probabilistic approach was performed by an actuary to measure grant date fair value. The fair value of these performance based restricted stock units is recognized on a straight-line basis over the three year performance cycle.
The following table represents our restricted stock awards and restricted stock units granted, vested, and forfeited during 2025.
.

	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2025	19.5	$31.64
Granted	7.8	22.95
Vested	(6.9)	29.18
Forfeited	(1.7)	30.84
Nonvested shares at December 31, 2025	18.7	$29.01
The weighted average grant-date fair value of shares granted was $22.95 during 2025, $36.76 during 2024, and $31.73 during 2023. The total fair value of shares vested was $162 million during 2025, $263 million during 2024, and $283 million during 2023. As of December 31, 2025, there was $358 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of three years.
Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. The ESPP contains four three-month offering periods commencing on January 1,
April 1, July 1, and October 1 of each year. The price at which common stock may be purchased under the ESPP in 2023, 2024, and 2025 is equal to 90% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under the ESPP, 104 million shares of common stock have been reserved for issuance, of which 84 million shares have been sold through the ESPP since the inception of the plan through December 31, 2025 and 20 million shares are available for future issuance. The stock to be offered may be authorized but unissued common shares or treasury shares.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	35%	30%	48%
Expected dividend yield	2.78%	2.00%	1.44%
Risk-free interest rate	4.28%	5.24%	5.11%
Weighted average grant-date fair value per share	$4.17	$5.60	$7.16
HAL 2025 FORM 10-K | 70

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 15. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Year Ended December 31,
Millions of shares	2025	2024	2023
Basic weighted average common shares outstanding	853	882	899
Dilutive effect of awards granted under our stock incentive plans	—	1	3
Diluted weighted average common shares outstanding	853	883	902

Antidilutive shares:
Weighted average options with exercise price greater than the average market price	9	10	12
Total antidilutive shares	9	10	12
Note 16. Financial Instruments and Risk Management
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the Consolidated
Balance Sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	December 31, 2025				December 31, 2024
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,722	$357	$7,079	$7,158	$4,503	$2,825	$7,328	$7,541
The total fair value of our debt decreased during 2025 primarily as a result of the retirement of the outstanding principal of our 3.8% senior notes at their scheduled maturity, as discussed in Notes to Consolidated Financial Statements, Note
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
The fair value of our forward contracts, options, and interest rate swaps was not material as of December 31, 2025 or
December 31, 2024. The counterparties to our derivatives are primarily global commercial and investment banks.
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
HAL 2025 FORM 10-K | 71

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
The notional amounts of open foreign exchange derivatives were $840 million at December 31, 2025 and $781 million at December 31, 2024. The notional amounts of these instruments do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. The fair value of our foreign exchange derivatives as of December 31, 2025 and December 31, 2024 is included in both "Other current assets" and in "Other current liabilities" in our Consolidated Balance Sheets and was immaterial. The fair value of these instruments is categorized within level 2 on the fair value hierarchy and was determined using a market approach with certain inputs, such as notional amounts hedged, exchange rates, and other terms of the contracts that are observable in the market or can be derived from or corroborated by observable data.
Interest rate risk
We are subject to interest rate risk on our debt and investment portfolios. We had fixed rate long-term debt totaling
$7.2 billion at December 31, 2025 and December 31, 2024. We maintain an interest rate management strategy that is intended to mitigate the exposure to changes in interest rates. As of December 31, 2025 and December 31, 2024, we did not have any interest rate swaps outstanding.
Credit risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and net trade receivables. It is our practice to place our cash equivalents in high quality investments with various institutions. Our net trade receivables are from a broad and diverse group of customers and are generally not collateralized. As of December 31,
2025, 31% of our net trade receivables were from customers in the United States and 8% were from customers in Mexico. As of
December 31, 2024, 30% of our net trade receivables were from customers in the United States and 11% were from customers in Mexico. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. See Notes to Consolidated Financial
Statements, Note 5 for further information on receivables.
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of December 31, 2025 of $592 million, compared to an aggregate notional amount outstanding as of December 31, 2024 of
$739 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $455 million of the outstanding amount of the CDSs reduces monthly over its remaining 9-month term and $75 million reduces monthly over its remaining 6-month term. The remaining $62 million outstanding amount reduces monthly over its remaining
2-month term.
The fair value of the derivative liabilities was not material to our financial condition as of December 31, 2025.
We do not have any significant concentrations of credit risk with any individual counterparty to our derivative contracts. We select counterparties to those contracts based on our belief that each counterparty’s profitability, balance sheet, and capacity for timely payment of financial commitments is unlikely to be materially adversely affected by foreseeable events.
HAL 2025 FORM 10-K | 72

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Note 17. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on a percentage of pre-tax income, after-tax income, or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $206 million in 2025, $182 million in 2024, and $181 million in 2023. The increase in expense from 2024 to 2025 was primarily driven by higher discretionary employer contributions, along with increases in employee headcount and employer contribution rates in certain foreign locations.
-Our defined benefit plans, which include both overfunded and underfunded pension plans, define an amount of pension benefit to be provided, usually as a function of age, years of service and/or compensation. The underfunded obligations and net periodic benefit cost of our United States defined benefit plans were not material for the periods presented.
-Our postretirement plans other than pensions are offered to specific eligible employees. The accumulated benefit obligations (ABO) and net periodic benefit cost for these plans were not material for the periods presented.
-  In 2024, the Trustees of the Company’s United Kingdom (U.K.) defined benefit plan executed an annuity buy-in with a third-party insurance company with no affiliation with the Company. All pension obligations will be funded by the insurer’s annuity payments. However, the plan retains full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plan maintains full legal responsibility, and the insurance contract is considered an asset of the plan, accordingly, the arrangement did not meet the settlement criteria of ASC 715. The policy is carried at fair value within plan assets and presented as a level 3 in the fair value table below. Fair value is determined using a quote from an insurance company, reflecting prevailing market conditions for similar transactions. Changes in the fair value of the policy are reflected in actual return on plan assets.
Funded status
For our international pension plans, at December 31, 2025, the projected benefit obligation (PBO) was $783 million and the fair value of plan assets was $583 million, which resulted in an underfunded obligation of $200 million. At
December 31, 2024, the PBO was $773 million and the fair value of plan assets was $594 million, which resulted in an underfunded obligation of $179 million. The ABO for our international plans was $698 million at December 31, 2025 and $694 million at December 31, 2024. Despite an increase in the Company’s weighted‑average discount rate, the localized actuarial changes in a few countries created upward pressure on pension obligations, resulting in a net increase in PBO and ABO compared to the prior year.
The following table presents additional information about our international pension plans.

	December 31,
Millions of dollars	2025	2024
Amounts recognized on the Consolidated Balance Sheets
Other assets	$3	$11
Accrued employee compensation and benefits	9	11
Employee compensation and benefits	193	177
Pension plans in which projected benefit obligation exceeded plan assets
Projected benefit obligation	$213	$200
Fair value of plan assets	11	12
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$127	$122
Fair value of plan assets	11	12
Fair value measurements of plan assets
The fair value of our plan assets categorized within level 1 on the fair value hierarchy is based on quoted prices in active markets for identical assets. The fair value of our plan assets categorized within level 2 on the fair value hierarchy is based on significant observable inputs for similar assets. The fair value of our plan assets categorized within level 3 on the fair value hierarchy is based on significant unobservable inputs.
HAL 2025 FORM 10-K | 73

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
The following table sets forth the fair values of assets held by our international pension plans by level within the fair value hierarchy.

Millions of dollars	Level 1	Level 2	Level 3	Net Asset Value (a)	Total
Cash and equivalents	$4	$4	$—	$—	$8
Bond funds (b)	—	4	—	—	4
Real estate funds (c)	—	—	—	—	—
Other investments (d)	1	9	561	—	571
Fair value of plan assets at December 31, 2025	$5	$17	$561	$—	$583

Cash and equivalents	$—	$—	$—	$—	$—
Bond funds (b)	—	11	—	—	11
Real estate funds (c)	—	—	—	8	8
Other investments (d)	1	9	565	—	575
Fair value of plan assets at December 31, 2024	$1	$20	$565	$8	$594

(a)
Represents investments measured at fair value using the Net Asset Value (NAV) per share practical expedient and thus has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of our international pension plan assets.

(b)	Strategy of bond funds is to invest in diversified funds of fixed income securities of varying geographies and credit quality.
(c)	Strategy of real estate funds is to invest in diversified funds of real estate investment trusts and private real estate.
(d)
Other investments consist of insurance contracts, a buy-in annuity insurance contract, non-US equities, and government bonds. The fair value of the buy-in annuity insurance contract is determined using a quote provided by an insurance company, reflecting prevailing market conditions for similar transactions.

Level 3 Rollforward
The following presents our Level 3 Rollforward for buy-in annuity insurance contract for 2025 and 2024.

Millions of dollars	2025	2024
Balance at the beginning of the year	$565	$2
Purchase of insurance contract	—	590
Return on assets	23	(18)
Payment from the insurance policy	(27)	(9)
Balance at the end of the year	$561	$565
Risk management practices for these plans include diversification by issuer, industry, and geography, where permitted, as well as by asset classes and investment managers. Our U.K. pension plan, which constituted 72% of our international pension plans’ PBO at December 31, 2025, is no longer accruing service benefits and completed a pension buy-in transaction during 2024 entering into a bulk annuity contract with an insurance company. The bulk annuity contract effectively covers all benefit payments to members. The investments backing the contract are invested at the discretion of the insurance company, which assumes the investment risk associated with these assets.
Net periodic benefit cost
Net periodic benefit cost for our international pension plans was $57 million in 2025, $43 million in 2024, and $32 million in 2023.
HAL 2025 FORM 10-K | 74

Table of Contents	Item 8 | Notes to Consolidated Financial Statements
Actuarial assumptions
Certain weighted-average actuarial assumptions used to determine benefit obligations of our international pension plans at December 31 were as follows:

	2025	2024
Discount rate	5.4%	5.3%
Rate of compensation increase	5.1%	4.9%
Certain weighted-average actuarial assumptions used to determine net periodic benefit cost of our international pension plans for the years ended December 31 were as follows:

	2025	2024	2023
Discount rate	5.3%	5.1%	5.6%
Expected long-term return on plan assets	4.9%	4.0%	3.8%
Rate of compensation increase	4.9%	2.9%	5.4%
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
Other information
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $1 million to our international pension plans in 2026.
Benefit payments. Expected benefit payments over the next 10 years for our international pension plans are as follows:
$46 million in 2026, $39 million in 2027, $42 million in 2028, $43 million in 2029, $45 million in 2030, and an aggregate $268 million in years 2031 through 2035.
Note 18. New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03
(Subtopic 220-40), “Disaggregation of Income Statement Expenses”, which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. We continue to evaluate the effect that adoption of ASU 2024-03 will have on our disclosures.
HAL 2025 FORM 10-K | 75

Table of Contents	Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended
December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page 40 for Management’s Report on Internal Control Over Financial Reporting and page 43 for Report of
Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.
Item 9(b). Other Information.
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9(c). Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
HAL 2025 FORM 10-K | 76

Table of Contents	Item 10 | Directors, Executive Officers and Corporate Governance
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company
Proxy Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) under the captions “Election of Directors”
and “Involvement in Certain Legal Proceedings.” The information required for the directors and executive officers of the
Registrant is included under Part I on pages 7 and 8 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company
Proxy Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Delinquent Section
16(a) Reports,” to the extent any disclosure is required. The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance.” The information regarding procedures by which security holders may recommend nominees to the registrant’s board of directors is incorporated by reference to the Halliburton Company Proxy Statement for our 2026
Annual Meeting of Shareholders (File No. 001-03492) under the caption “Shareholder Nominations of Directors.” The information regarding our Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is incorporated by reference to the Halliburton Company Proxy
Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) under the caption “The Board of Directors and
Standing Committees of Directors.” The information regarding insider trading arrangements is incorporated by reference to the
Halliburton Company Proxy Statement for our 2026 Annual Meeting of Shareholders (File No. 001-03492) under the caption
“Insider Trading Policies” and also within our Company’s policies titled “Use of Material Nonpublic Information, Securities
Trading Windows, and Hedging and Pledging of Company Securities,” and “Securities Trading of Company Securities by the
Company,” which are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this annual report.
Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the captions “Compensation Discussion and Analysis,” “Compensation
Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2025,” “Outstanding Equity
Awards at Fiscal Year End 2025,” “2025 Option Exercises and Stock Vested,” “2025 Nonqualified Deferred Compensation,”
“Employment Contracts and Change-in-Control Arrangements,” “Post-Termination or Change-in-Control Payments,”
“Directors’ Compensation” and “CEO Pay Ratio.”
Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and
Management.”
Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the caption “Stock Ownership of Certain Beneficial Owners and
Management.”
Item 12(c). Changes in Control.
Not applicable.
Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the caption “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the caption “Corporate Governance” to the extent any disclosure is required, and under the caption “The Board of Directors and Standing Committees of Directors.”
HAL 2025 FORM 10-K | 77

Table of Contents	Item 14 | Principal Accounting Fees and Services
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2026 Annual
Meeting of Shareholders (File No. 001-03492) under the caption “Fees Paid to KPMG LLP.” Our independent registered public accounting firm is KPMG LLP, Houston, TX PCAOB ID:185.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report.
	(1)	Financial Statements:
The reports of the Independent Registered Public Accounting Firm and the financial statements of Halliburton Company are included within Part II, Item 8 of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules:

The schedules listed in Rule 5-04 of Regulation S-X (17 CFR 210.5-04) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	Exhibits:
See exhibits listed under Part (b) below.

(b)	Exhibit
Number

3.1
Amended and Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of
State of Delaware on May 17, 2023 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

	3.2	By-laws of Halliburton Company revised effective May 2, 2024 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed May 3, 2024, File No. 001-03492).

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
Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 001-03492).

4.4
Fifth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC and the Bank of New York Mellon Trust Company, N.A. (as successor to Chase Bank of Texas, National Association, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit
4.2 to Halliburton’s Form 10-Q for the quarter ended June 30, 2025, File No. 001-03492).

4.5
Resolutions of Halliburton’s Board of Directors adopted by unanimous consent dated December 5, 1996
(incorporated by reference to Exhibit 4(g) of Halliburton’s Form 10-K for the year ended December 31,
1996, File No. 001-03492).

HAL 2025 FORM 10-K | 78

4.6	Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of February 11, 1997, File No. 001-03492).

4.7
Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton
Company and its subsidiaries have not been filed with the Commission. Halliburton Company agrees to furnish copies of these instruments upon request.

4.8
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

4.9
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
Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 001-03492).

4.11
Fourth Supplemental Indenture dated as of July 1, 2025, by and among DII Industries, LLC, Halliburton
Company, Halliburton Operations Finance Company, LLC, and The Bank of New York Mellon Trust
Company, N.A. (as successor to JPMorgan Chase Bank, as successor to Texas Commerce Bank National
Association), as trustee to the Indenture dated as of April 18, 1996 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2025, File No. 001-03492).

4.12
Indenture dated as of October 17, 2003 between Halliburton Company and The Bank of New York Trust
Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit
4.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 001-03492).

4.13
Second Supplemental Indenture dated as of December 15, 2003 between Halliburton Company and The
Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank), as Trustee, to the Senior
Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.27 to Halliburton’s Form 10-
K for the year ended December 31, 2003, File No. 001-03492).

4.14	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.13).

4.15
Fourth Supplemental Indenture, dated as of September 12, 2008, between Halliburton Company and The
Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the
Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s
Form 8-K filed September 12, 2008, File No. 001-03492).

4.16	Form of Global Note for Halliburton’s 6.70% Senior Notes due 2038 (included as part of Exhibit 4.15).

4.17
Fifth Supplemental Indenture, dated as of March 13, 2009, between Halliburton Company and The Bank of
New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the Senior
Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 13, 2009, File No. 001-03492).

4.18	Form of Global Note for Halliburton’s 7.45% Senior Notes due 2039 (included as part of Exhibit 4.17).

HAL 2025 FORM 10-K | 79

	4.19
Sixth Supplemental Indenture, dated as of November 14, 2011, between Halliburton Company and The
Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, to the
Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s
Form 8-K filed November 14, 2011, File No. 001-03492).

	4.20	Form of Global Note for Halliburton’s 4.50% Senior Notes due 2041 (included as part of Exhibit 4.19).

	4.21
Seventh Supplemental Indenture, dated as of August 5, 2013, between Halliburton Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 of Halliburton’s Form 8-K filed August 5, 2013, File No. 001-03492).

	4.22	Form of Global Note for Halliburton’s 4.75% Senior Notes due 2043 (included as part of Exhibit 4.21).

	4.23
Eighth Supplemental Indenture, dated as of November 13, 2015, between Halliburton Company and The
Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank
(incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed November 13, 2015, File No.
001-03492).

	4.24	Form of Global Note for Halliburton’s 3.800% Senior Notes due 2025 (included as part of Exhibit 4.23).

	4.25	Form of Global Note for Halliburton’s 4.850% Senior Notes due 2035 (included as part of Exhibit 4.23).

	4.26	Form of Global Note for Halliburton’s 5.000% Senior Notes due 2045 (included as part of Exhibit 4.23).

	4.27
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act
of 1934 (incorporated by reference to Exhibit 4.25 of Halliburton’s Form 10-K for the year ended December
31, 2023, File No. 001-03492).

	4.28
Ninth Supplemental Indenture, dated as of March 3, 2020, between the Company and The Bank of New
York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K filed March 3, 2020, File No. 001-03492).

	4.29	Form of Global Note for the Company’s 2.920% Senior Notes due 2030 (included as part of Exhibit 4.28).

	4.30
Tenth Supplemental Indenture, dated as of July 1, 2025, by and among Halliburton Company, Halliburton
Operations Finance Company, LLC, and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee to the Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.3 to Halliburton’s Form 10-Q for the quarter ended June 30, 2025, File No.
001-03492).

†	10.1
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 13, 2024
(incorporated by reference to Appendix A of Halliburton’s proxy statement filed April 2, 2024, File No.
001-03492).

†	10.2
Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000
(incorporated by reference to Exhibit 10.16 to Halliburton’s Form 10-K for the year ended December 31,
2000, File No. 001-03492).

†	10.3
ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995
(incorporated by reference to Exhibit 10.7 to Dresser’s Form 10-K for the year ended October 31, 1995, File
No. 1-4003).

HAL 2025 FORM 10-K | 80

†	10.4
Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16,
2012 (incorporated by reference to Exhibit 10.5 to Halliburton's Form 10-Q for the quarter ended June 30,
2012, File No. 001-03492).

†	10.5
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 17, 2021
(incorporated by reference to Appendix B of Halliburton’s proxy statement filed April 6, 2021, File No.
001-03492).

†	10.6
First Amendment dated December 1, 2012 to Halliburton Company Directors' Deferred Compensation Plan,
as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.45 to Halliburton’s
Form 10-K for the year ended December 31, 2012, File No. 001-03492).

†	10.7	Executive Agreement (Myrtle L. Jones) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10- Q for the quarter ended March 31, 2013, File No. 001-03492).

†	10.8	Executive Agreement (Charles E. Geer, Jr.) (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed December 9, 2014, File No. 001-03492).

†	10.9	Executive Agreement (Timothy McKeon) (incorporated by reference to Exhibit 10.49 to Halliburton’s Form 10-K for the year ended December 31, 2013, File No. 001-03492).

†	10.10
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.7 to Halliburton's Form 10-Q for the quarter ended June 30, 2019, File No.
001-03492).

†	10.11	Form of Non-Employee Director Restricted Stock Agreement (Directors Plan) (incorporated by reference to Exhibit 99.5 of Halliburton's Form S-8 filed May 21, 2009, Registration No. 333-159394).

†	10.12	Executive Agreement (Jeffrey A. Miller) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 8- K filed June 5, 2017, File No. 001-03492).

†	10.13	Form of Nonstatutory Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 99.2 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.14	Form of Nonstatutory Stock Option Agreement (International) (incorporated by reference to Exhibit 99.3 of Halliburton's Form S-8 filed May 17, 2019, Registration No. 333-231571).

†	10.15	Executive Agreement (Eric J. Carre) (incorporated by reference to Exhibit 10.46 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.16	Executive Agreement (Lawrence J. Pope) (incorporated by reference to Exhibit 10.47 of Halliburton's Form 10-K for the year ended December 31, 2017, File No. 001-03492).

†	10.17
Second Amendment dated January 1, 2019, to Halliburton Company Directors’ Deferred Compensation
Plan, as amended and restated effective May 16, 2012 (incorporated by reference to Exhibit 10.47 of
Halliburton's Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.18	Executive Agreement (Mark J. Richard) (incorporated by reference to Exhibit 10.48 of Halliburton’s Form 10-K for the year ended December 31, 2018, File No. 001-03492).

†	10.19
Halliburton Company Performance Unit Program, as amended and restated effective January 1, 2019
(incorporated by reference to Exhibit 10.8 of Halliburton's Form 10-Q for the quarter ended June 30, 2019,
File No. 001-03492).

HAL 2025 FORM 10-K | 81

	10.20
U.S. $3,500,000,000 Five Year Revolving Credit Agreement among Halliburton Company and Halliburton
Operations Finance Company, LLC, as Borrowers, the Banks party thereto, and Citibank, N.A., as Agent
(incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed August 20, 2025, File No.
001-03492).

†	10.21
Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective
December 5, 2019 (incorporated by reference to Exhibit 10.41 of Halliburton's Form 10-K for the year ended December 31, 2019, File No. 001-03492).

†	10.22
Halliburton Company Benefit Restoration Plan, as amended and restated effective December 5, 2019
(incorporated by reference to Exhibit 10.42 of Halliburton's Form 10-K for the year ended December 31,
2019, File No. 001-03492).

†	10.23
Halliburton Elective Deferral Plan, as amended and restated effective December 5, 2019 (incorporated by reference to Exhibit 10.43 of Halliburton's Form 10-K for the year ended December 31, 2019, File No.
001-03492).

†	10.24	Executive Agreement (Van H. Beckwith) (incorporated by reference to Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2020, File No. 001-03492).

†	10.25	Executive Agreement (Jill D. Sharp) (incorporated by reference to Exhibit 10.40 of Halliburton's Form 10-K for the year ended December 31, 2021, File No. 001-03492).

†	10.26
Amendment effective January 1, 2022, to Halliburton Annual Performance Pay Plan, as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 of Halliburton's Form 10-
Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.27
Amendment effective January 1, 2020, to Halliburton Company Performance Unit Program, as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 of Halliburton's Form
10-Q for the quarter ended March 31, 2022, File No. 001-03492).

†	10.28	Executive Agreement (Shannon Slocum) (incorporated by reference to Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended March 31, 2023, File No. 001-03492).

	10.29	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.1 of Halliburton's Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

	10.30	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 of Halliburton's Form 10-Q for the quarter ended June 30, 2023, File No. 001-03492).

†	10.31	Executive Agreement (effective January 1, 2026) (J. Shannon Slocum) (incorporated by reference to Exhibit 10.1 of Halliburton’s Form 8-K filed on December 4, 2025, File No. 001-03492).

†	10.32	Executive Agreement (effective January 1, 2026) (Rami M. Yassine) (incorporated by reference to Exhibit 10.2 of Halliburton’s Form 8-K filed on December 4, 2025, File No. 001-03492).

†	10.33	Executive Agreement (effective July 16, 2025) (Stephanie S. Holzhauser) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed July 14, 2025, File No. 001-03492).

†	10.34	Executive Agreement (effective February 1, 2026) (M. Casey Maxwell) (incorporated by reference to Exhibit 10.1 of Halliburton’s Form 8-K filed on January 14, 2026, File No. 001-03492).

HAL 2025 FORM 10-K | 82

†	10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.39 of Halliburton’s Form 10- K for the year ended December 31, 2024, File No. 001-03492).

†	10.36	Form of Restricted Stock Unit Agreement (International) (incorporated by reference to Exhibit 10.40 of Halliburton’s Form 10-K for the year ended December 31, 2024, File No. 001-03492).

†	10.37	Form of Restricted Stock Unit Agreement (U.S. Expat) (incorporated by reference to Exhibit 10.41 of Halliburton’s Form 10-K for the year ended December 31, 2024, File No. 001-03492).

†	10.38	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 of Halliburton’s Form 10-K for the year ended December 31, 2024, File No. 001-03492).

†	10.39
Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan)
(incorporated by reference to Exhibit 10.43 of Halliburton's Form 10-K for the year ended December 31,
2024, File No. 001-03492).

*†	10.40	Form of Restricted Stock Agreement.

*†	10.41	Form of Restricted Stock Unit Agreement (International).

*†	10.42	Form of Restricted Stock Unit Agreement (U.S. Expat).

*†	10.43	Form of Performance Share Unit Award Agreement.

*†	10.44	Form of Non-Management Director Restricted Stock Unit Agreement (Stock and Incentive Plan).

	19.1
Company Policy: Use of Material Nonpublic Information, Securities Trading Windows, and Hedging and
Pledging of Company Securities (incorporated by reference to Exhibit 19.1 of Halliburton's Form 10-K for the year ended December 31, 2024, File No. 001-03492).

	19.2	Company Policy: Securities Trading of Company Securities by the Company (incorporated by reference to Exhibit 19.2 of Halliburton's Form 10-K for the year ended December 31, 2024, File No. 001-03492).

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

HAL 2025 FORM 10-K | 83

97.1
Company Policy: Recoupment of Incentive Compensation Following a Restatement (incorporated by reference to Exhibit 97.1 of Halliburton’s Form 10-K for the year ended December 31, 2024, File No.
001-03492).

*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with this Form 10-K.
** Furnished with this Form 10-K.
† Management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary.
None.
HAL 2025 FORM 10-K | 84

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 6th day of February, 2026.

HALLIBURTON COMPANY

By	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chairman of the Board, President and Chief Executive Officer
As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 6th day of February, 2026.

Signature	Title

/s/ Jeffrey A. Miller	Chairman of the Board, Director, President and
Jeffrey A. Miller	Chief Executive Officer

/s/ Eric J. Carre	Executive Vice President and
Eric J. Carre	Chief Financial Officer

/s/ Stephanie S. Holzhauser	Senior Vice President and
Stephanie S. Holzhauser	Chief Accounting Officer
HAL 2025 FORM 10-K | 85

Signature	Title

/s/ Abdulaziz F. Al Khayyal	Director
Abdulaziz F. Al Khayyal

/s/ William E. Albrecht	Director
William E. Albrecht

/s/ M. Katherine Banks	Director
M. Katherine Banks

/s/ Alan M. Bennett	Director
Alan M. Bennett

/s/ Earl M. Cummings	Director
Earl M. Cummings

/s/ Murry S. Gerber	Director
Murry S. Gerber

/s/ Timothy A. Leach	Director
Timothy A. Leach

/s/ Robert A. Malone	Director
Robert A. Malone

/s/ J. Shannon Slocum	Director
J. Shannon Slocum

/s/ Maurice S. Smith	Director
Maurice S. Smith

/s/ Janet L. Weiss	Director
Janet L. Weiss

/s/ Tobi M. Edwards Young	Director
Tobi M. Edwards Young