Form 10-Q
period 2026-03-31
HALLIBURTON CO
filed 2026-04-24
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐ Yes  ☒ No
As of April 17, 2026, there were 835,397,735 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
i
HALLIBURTON COMPANY
HAL Q1 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars and shares except per share data	2026	2025
Revenue:
Services	$3,823	$3,809
Product sales	1,579	1,608
Total revenue	5,402	5,417
Operating costs and expenses:
Cost of services	3,366	3,286
Cost of sales	1,253	1,252
Impairments and other charges	—	356
General and administrative	62	62
SAP S4 upgrade expense	42	30
Total operating costs and expenses	4,723	4,986
Operating income	679	431
Interest expense, net of interest income of $22 and $25	(82)	(86)
Other, net	(28)	(39)
Income before income taxes	569	306
Income tax provision	(105)	(103)
Net income	$464	$203
Net (income) loss attributable to noncontrolling interest	(3)	1
Net income attributable to company	$461	$204

Basic and diluted net income per share	$0.55	$0.24
Basic weighted average common shares outstanding	837	866
Diluted weighted average common shares outstanding	839	866
See Notes to Condensed Consolidated Financial Statements.
HAL Q1 2026 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2026	2025
Net income	$464	$203
Other comprehensive income (loss), net of income taxes	20	(6)
Comprehensive income	$484	$197
Comprehensive (income) loss attributable to noncontrolling interest	(3)	1
Comprehensive income attributable to company shareholders	$481	$198
See Notes to Condensed Consolidated Financial Statements.
HAL Q1 2026 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars and shares except per share data	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and equivalents	$2,003	$2,206
Receivables (net of allowances for credit losses of $782 and $805)	5,197	4,942
Inventories	3,019	2,976
Other current assets	1,316	1,274
Total current assets	11,535	11,398
Property, plant, and equipment (net of accumulated depreciation of $12,753 and $12,616)	5,182	5,261
Goodwill	2,992	2,938
Deferred income taxes	2,339	2,298
Operating lease right-of-use assets	895	938
Other assets	2,199	2,177
Total assets	$25,142	$25,010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,211	$3,133
Accrued employee compensation and benefits	622	767
Income taxes payable	384	375
Taxes other than income	250	291
Current portion of operating lease liabilities	243	263
Current maturities of long-term debt	90	—
Other current liabilities	737	759
Total current liabilities	5,537	5,588
Long-term debt	7,070	7,158
Operating lease liabilities	678	712
Employee compensation and benefits	395	428
Other liabilities	637	619
Total liabilities	14,317	14,505
Shareholders' equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,063 and 1,064 shares)	2,659	2,659
Paid-in capital in excess of par value	93	112
Accumulated other comprehensive loss	(343)	(363)
Retained earnings	15,355	15,036
Treasury stock, at cost (228 and 229 shares)	(6,984)	(6,983)
Company shareholders' equity	10,780	10,461
Noncontrolling interest in consolidated subsidiaries	45	44
Total shareholders' equity	10,825	10,505
Total liabilities and shareholders' equity	$25,142	$25,010
See Notes to Condensed Consolidated Financial Statements.
HAL Q1 2026 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income	$464	$203
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	295	277
Impairments and other charges	—	356
Changes in assets and liabilities:
Receivables	(293)	(86)
Inventories	(41)	(4)
Accounts payable	82	(64)
Other operating activities	(234)	(305)
Total cash flows provided by operating activities	273	377
Cash flows from investing activities:
Capital expenditures	(192)	(302)
Payments to acquire businesses, net of cash acquired	(97)	(116)
Purchase of investment securities	(2)	(96)
Proceeds from sales of property, plant, and equipment	42	49
Sales of investment securities	27	41
Purchase of an equity investment	—	(345)
Other investing activities	(21)	(15)
Total cash flows used in investing activities	(243)	(784)
Cash flows from financing activities:
Dividends to shareholders	(142)	(147)
Stock repurchase program	(100)	(250)
Other financing activities	5	(9)
Total cash flows used in financing activities	(237)	(406)
Effect of exchange rate changes on cash	4	(1)
Decrease in cash and cash equivalents	(203)	(814)
Cash and equivalents at beginning of period	2,206	2,618
Cash and equivalents at end of period	$2,003	$1,804
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$114	$116
Income taxes	$102	$165
See Notes to Condensed Consolidated Financial Statements.
HAL Q1 2026 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and
Regulation S-X. Accordingly, these financial statements do not include all information or notes required by U.S. GAAP for annual financial statements and should be read together with our 2025 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2026, the results of our operations for the three months ended March 31,
2026 and 2025, and our cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three months ended March 31, 2026 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges
During the three months ended March 31, 2026, there were no amounts recorded in impairments and other charges.
During the three months ended March 31, 2025, we recorded a pre-tax charge of $356 million primarily related to
$107 million in severance expense as we rationalized global headcount to align with activity levels and $104 million of additional impairment associated with a strategic decision to market for sale a portion of our chemical business. Additionally, we recognized a $53 million impairment related to facility closures and lease terminations. Other charges of $92 million were primarily related to legacy environmental remediation cost estimate increases.
HAL Q1 2026 FORM 10-Q | 6

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
Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief
Executive Officer. Throughout the year, our CODM assesses the performance of the two segments based on segment revenue and operating income, in comparison with forecast and plan and overall results, to make capital and resource allocation decisions.
The following table presents information on our business segments.

	Three Months Ended
	March 31,
Millions of dollars	2026	2025
Revenue:
Completion and Production	$3,016	$3,120
Drilling and Evaluation	2,386	2,297
Total revenue	$5,402	$5,417
Operating income:
Completion and Production	$439	$531
Drilling and Evaluation	351	352
Total operations	790	883
Corporate and other (a)	(69)	(66)
SAP S4 upgrade expense	(42)	(30)
Impairments and other charges (b)	—	(356)
Total operating income	$679	$431
Interest expense, net of interest income	$(82)	$(86)
Other, net	(28)	(39)
Income before income taxes	$569	$306
Capital expenditures:
Completion and Production	$109	$178
Drilling and Evaluation	83	124
Total capital expenditures	$192	$302
Depreciation, depletion, and amortization:
Completion and Production	$163	$152
Drilling and Evaluation	126	121
Corporate and other	6	4
Total depreciation, depletion, and amortization	$295	$277

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
For the three months ended March 31, 2025, the amount includes a $201 million charge attributable to Completion and
Production, an $85 million charge attributable to Drilling and Evaluation, and a $70 million charge attributable to Corporate and other. See Notes to Condensed Consolidated Financial Statements, Note 2 for further discussion on impairments and other charges.

HAL Q1 2026 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended
	March 31,
	2026
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,271	$913
Compensation	479	487
Depreciation, depletion, and amortization	163	126
Other	664	509
Total segment operating expenses	$2,577	$2,035

	Three Months Ended
	March 31,
	2025
Millions of dollars	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,300	$882
Compensation	474	467
Depreciation, depletion, and amortization	152	121
Other	663	475
Total segment operating expenses	$2,589	$1,945
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	March 31, 2026	December 31, 2025
Total assets:
Completion and Production (a)	$10,621	$10,492
Drilling and Evaluation (a)	8,087	7,870
Corporate and other (b)	6,434	6,648
Total assets	$25,142	$25,010

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-
use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
HAL Q1 2026 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
Disaggregation of revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our two reportable segments, in addition to geographical area. Based on the location of services provided and products sold, 37% and
39% of our consolidated revenue was from the United States for the three months ended March 31, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended
	March 31,
Millions of dollars	2026	2025
Revenue by segment:
Completion and Production	$3,016	$3,120
Drilling and Evaluation	2,386	2,297
Total revenue	$5,402	$5,417
Revenue by geographic region:
North America	$2,136	$2,236
Latin America	1,090	896
Europe/Africa/CIS	858	775
Middle East/Asia	1,318	1,510
Total revenue	$5,402	$5,417
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
HAL Q1 2026 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of March 31, 2026, 32% of our net trade receivables were from customers in the United States. As of December 31,
2025, 31% of our net trade receivables were from customers in the United States. Receivables from our primary customer in
Mexico accounted for approximately 7% of our total receivables as of both March 31, 2026 and December 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
Furthermore, we have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of March 31, 2026 of $374 million, compared to an aggregate notional amount outstanding as of December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Notes to Condensed Consolidated Financial Statements, Note 11 for further information on these CDSs. No countries other than the United States, and no single customer, accounted for more than 10% of our net trade receivables at those dates.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2026	2025
Finished products and parts	$2,012	$1,968
Raw materials and supplies	871	884
Work in process	136	124
Total inventories	$3,019	$2,976
Note 6. Accounts Payable
We have an agreement with a third party that allows our participating suppliers to finance payment obligations from us with a designated third-party financial institution who acts as our paying agent. We have generally extended our payment terms with suppliers to 90 days. A participating supplier may request the participating financial institution to finance one or more of our payment obligations to such supplier prior to the scheduled due date thereof at a discounted price. We are not required to provide collateral to the financial institution.
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under this agreement was $267 million as of March 31, 2026, and $280 million as of December 31, 2025, and are included in
“Accounts payable” on the Condensed Consolidated Balance Sheets.
HAL Q1 2026 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Income Taxes
During the three months ended March 31, 2026, we recorded a total income tax provision of $105 million on a pre-tax income of $569 million, resulting in an effective tax rate of 18.5% for the quarter. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the three months ended March 31, 2025, we recorded a total income tax provision of $103 million on a pre-tax income of $306 million, resulting in an effective tax rate of 33.7% for the quarter. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax $356 million of impairments and other charges.
Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2014. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. As of
March 31, 2026, the United States federal income tax filings for tax years 2016 through 2024 are currently under review or remain open for review by the Internal Revenue Service (the IRS).
As of March 31, 2026, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.
Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next twelve months.
HAL Q1 2026 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three months ended March 31, 2026 and
March 31, 2025, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2025	$2,659	$112	$(6,983)	$15,036	$(363)	$44	$10,505
Comprehensive income (loss):
Net income	—	—	—	461	—	3	464
Other comprehensive income (loss)	—	—	—	—	20	—	20
Cash dividends ($0.17 per share)	—	—	—	(142)	—	—	(142)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(19)	99	—	—	—	80
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2026	$2,659	$93	$(6,984)	$15,355	$(343)	$45	$10,825

(a)
In the first quarter of 2026, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income	—	—	—	204	—	(1)	203
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Cash dividends ($0.17 per share)	—	—	—	(147)	—	—	(147)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(1)	(24)	83	—	—	—	58
Other	—	4	—	—	—	1	5
Balance at March 31, 2025	$2,661	$59	$(6,383)	$14,389	$(359)	$42	$10,409

(a)
In the first quarter of 2025, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
2.8 million shares of our common stock under the program during the three months ended March 31, 2026 for $100 million.
Approximately $1.9 billion remained authorized for repurchases under the program as of March 31, 2026. From the inception of this program in February of 2006 through March 31, 2026, we repurchased 329 million shares of our common stock for a total cost of approximately $12.2 billion. We repurchased 9.6 million shares of our common stock under the program during the three months ended March 31, 2025 for approximately $252 million.
Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
Millions of dollars	2026	2025
Cumulative translation adjustments	$(81)	$(81)
Defined benefit and other postretirement liability adjustments	(225)	(245)
Other	(37)	(37)
Total accumulated other comprehensive loss	$(343)	$(363)
HAL Q1 2026 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$3.2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2026. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-
balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
Note 10. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended March 31,
Millions of shares	2026	2025
Basic weighted average common shares outstanding	837	866
Dilutive effect of awards granted under our stock incentive plans	2	—
Diluted weighted average common shares outstanding	839	866

Antidilutive shares:
Weighted average options with exercise price greater than the average market price	5	9
Total antidilutive shares	5	9
Note 11. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the Condensed
Consolidated Balance Sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	March 31, 2026				December 31, 2025
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,916	$98	$7,014	$7,160	$6,722	$357	$7,079	$7,158
The total fair value of our debt decreased during the first quarter of 2026, primarily as a result of higher yields.
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
HAL Q1 2026 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Credit risk
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of March 31, 2026 of $374 million, compared to an aggregate notional amount outstanding as of December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. Approximately $331 million of the outstanding amount of the CDSs reduces monthly over its remaining 6-month term and $43 million reduces monthly over its remaining 3-month term.
The fair value of the derivative liabilities was not material to our financial condition as of March 31, 2026.
Note 12. New Accounting Pronouncements
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
HAL Q1 2026 FORM 10-Q | 14

Table of Contents	Part I. Item 2 | Executive Overview
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements included in Item 1. Financial Statements contained herein.
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
•Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Artificial Lift, Cementing, Completion
Tools, Multi-Chem, Pipeline and Process Services, Production Enhancement, and Production Solutions. During the
third quarter of 2024, we made a strategic decision to market for sale a portion of our chemical business. We expect the sale to be completed in the second quarter of 2026.
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
The business operations of our segments are organized around four primary geographic regions: North America, Latin
America, Europe/Africa/CIS, and Middle East/Asia. We have manufacturing operations in various locations, the most significant of which are in the United States, Malaysia, Singapore, and the United Kingdom. With over 46,000 employees, we operate in more than 70 countries around the world, and our corporate headquarters is in Houston, Texas.
Our value proposition is to collaborate and engineer solutions to maximize asset value for our customers. We strive to achieve strong cash flows and returns for our shareholders by delivering technology and services that improve efficiency, increase recovery, and maximize production for our customers. Our strategic priorities are to:
- International: Consistently increase international growth in our directional drilling, unconventionals, well intervention, and artificial lift businesses. Develop our strategic collaboration with VoltaGrid around behind-the-
meter power generation.
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
- Advance a Sustainable Energy Future: Continue to develop technologies and solutions to help lower our customers’
and our emissions intensity, grow our low carbon energy business, and support Halliburton Labs early-stage company participants.
HAL Q1 2026 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended March 31, 2026.

Q1 2026 Revenue by Division

Drilling &
Evaluation
44%
Completion &
Production
56%

Q1 2026 Revenue by Region

Middle East/Asia
24%
North America
40%
Europe/Africa/ CIS
16%
Latin America
20%

Market conditions
During the first quarter of 2026, the ongoing geopolitical conflict has impacted activity in the Middle East resulting in an impact of $0.02 to $0.03 of diluted net income per share across both of our segments. Oilfield activity reflected continued
customer focus on capital discipline and returns, with spending concentrated on projects and programs that improve near-term production and operating efficiency. Customer activity levels and spending plans remained sensitive to oil and natural gas price volatility and changes in global supply-and-demand fundamentals and were impacted by geopolitical developments, including regional conflicts, sanctions, and trade or regulatory actions.
Trade tensions and tariffs continue to influence the global demand outlook, with varying impacts across end markets.
Following a U.S. Supreme Court ruling that invalidated tariffs imposed in 2025 by the Trump Administration on goods from all countries, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under Section 122 of the Trade Act of 1974, and indicated a desire to increase such “global tariff” to 15%. Although the
Section 122 tariffs are due to expire in July, the Trump Administration has initiated processes that could result in new tariffs being imposed under other statutes. We continue to monitor and evaluate the effects on goods imported into the United States.
Oil prices increased in the first quarter of 2026 compared to the fourth quarter of 2025. The West Texas Intermediate
(WTI) crude oil price averaged approximately $72 per barrel during the first quarter of 2026, compared to approximately $60 per barrel during the fourth quarter of 2025, or a 20% increase. The Brent crude oil price averaged approximately $80 per barrel during the first quarter of 2026, compared to approximately $64 per barrel during the fourth quarter, or a 25% increase.
Globally, we continue to be impacted by inflationary cost increases, primarily related to logistics, chemicals, and cement, we manage these pressures through global procurement strategies, technology modifications, and sourcing efficiencies.
As a standard practice, we generally seek to pass a portion of these cost increases on to our customers and believe we have effective solutions in place to minimize their operational impact.
HAL Q1 2026 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Executive Overview
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the first quarter of
2025 and 2026.
During the first quarter of 2026, we generated total company revenue of $5.4 billion, relatively flat as compared to the first quarter of 2025. We reported operating income of $679 million, in the first quarter of 2026, as compared to operating income of $431 million in the first quarter of 2025, including impairments and other charges of $356 million.
Our Completion and Production segment revenue decreased 3% in the first quarter of 2026, as compared to the first quarter of 2025. These results were primarily driven by lower stimulation activity in North America, and lower completion tool sales and decreased pressure pumping services in the Middle East. Partially offsetting these decreases were higher completion tool sales in the Western Hemisphere, and improved pressure pumping services in Africa.
Our Drilling and Evaluation segment revenue increased 4% in the first quarter of 2026 as compared to the first quarter of 2025. These results were primarily driven by higher project management activity in Latin America and increased drilling-
related services in Europe and the Western Hemisphere. Partially offsetting these increases were lower activity across multiple product service lines in the Middle East, lower wireline activity in the Eastern Hemisphere, and decreased fluid services in the
Gulf of America.
Both divisional results were negatively impacted by the geopolitical conflict in the Middle East.
Our North America revenue decreased 4% in the first quarter of 2026 as compared to the first quarter of 2025. This decline was primarily driven by lower stimulation activity and decreased artificial lift activity in US Land, and lower stimulation activity and decreased fluid services in the Gulf of America. Partially offsetting these decreases were increased drilling-related services in US Land and higher completion tool sales in the region.
Internationally, revenue increased 3% in the first quarter of 2026 as compared to the first quarter of 2025, largely driven by improved activity across multiple product service lines in Ecuador, the Caribbean, and Brazil, higher stimulation activity in Mexico and Argentina, increased drilling-related services and higher completion tool sales in Norway, and improved pressure pumping services in Angola. Offsetting these increases were lower activity across multiple product service lines in the
Middle East and decreased drilling-related services in Namibia.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
HAL Q1 2026 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had $2.0 billion of cash and equivalents, compared to $2.2 billion of cash and equivalents at
December 31, 2025.
Significant sources and uses of cash during the first three months of 2026
Sources of cash:
•Cash flows from operating activities were $273 million. Working capital, which consists of receivables, inventories, and accounts payable, collectively had a negative impact of $252 million.
Uses of cash:
•Capital expenditures were $192 million.
•We repurchased 2.8 million shares of our common stock for $100 million.
•We paid $142 million of dividends to our shareholders.
Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We currently expect capital spending for 2026 to be approximately $1.1 billion. We believe this level of spending will enable continued investment in our core strategic technologies and businesses, including the international expansion of our artificial lift, well intervention, unconventionals, and drilling technologies. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spending accordingly.
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $142 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases and we expect our returns to shareholders will be in line with our capital return framework for
2026.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 2.8 million shares of common stock during the first quarter of 2026 under this program. Approximately $1.9 billion remained authorized for repurchases as of March 31, 2026 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4 which we expect to complete in the fourth quarter of 2026. During the three months ended March 31, 2026, we incurred $42 million in expense on our SAP S4 migration and expect the estimated cost to be approximately $45 million per quarter going forward. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
We may, from time to time, redeem, repurchase, or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do
so.
Other factors affecting liquidity
Financial condition in current market. As of March 31, 2026, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility, with an expiration date of August 16, 2030. We believe we have a manageable debt maturity profile, with approximately $90 million due February 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments, in the short term and long term.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $3.2 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of March 31, 2026. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of March 31, 2026, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
HAL Q1 2026 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
We have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of March 31, 2026 of $374 million, compared to an aggregate notional amount outstanding as of December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. Approximately $331 million of the outstanding amount of the CDSs reduces monthly over its remaining 6-month term and $43 million reduces monthly over its remaining 3-month term.
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
Receivables from our primary customer in Mexico accounted for approximately 7% of our total receivables as of both
March 31, 2026 and December 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q1 2026 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world to provide a comprehensive range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive with many substantial competitors in each segment of our business. Based on the location of the services provided and products sold, 37% and 39% of our consolidated revenue was from the United States for the three months ended March 31, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
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
affected by oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2026	2025	2025
Oil Price - WTI (1)	$71.98	$71.84	$65.46
Oil Price - Brent (1)	80.21	75.81	69.10
Natural Gas Price - Henry Hub (2)	4.79	4.15	3.53

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
              The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2026	2025	2025
US Land	532	573	546
US Offshore	16	15	15
Canada	209	216	175
North America	757	804	736
International (1)	1,083	1,097	1,080
Worldwide Total	1,840	1,901	1,816

(1)
For the three months ended March 31, 2025, historical average rig counts shown are based on data provided by Baker Hughes, which included retroactive adjustments to international rig counts previously reported as a result of a methodology change.

HAL Q1 2026 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
We expect oilfield services activity to be supported by continued customer focus on capital discipline, production optimization, and efficiency‑driven investment across both international and North America markets. While we continue to experience operational disruptions in the Middle East, including work cancellations, force‑majeure declarations, reduced offshore activity, and higher logistics costs, the majority of our operations remain active.
Outside the Middle East, our outlook remains positive. International activity is expected to grow in the mid‑to‑high single digits for the full year 2026, led by strong customer engagement and investment in Latin America and continued
momentum in offshore markets.
In North America, we see early signs of a services‑market recovery as customers accelerate development within existing budgets and reduce calendar white‑space. Depleted drilled‑but‑uncompleted well inventories are expected to support additional drilling activity, and demand for differentiated technologies, including electric fracturing and automated well‑construction solutions, continues to increase.
We expect broader market fundamentals to remain supportive, although customer spending and activity levels may be influenced by volatility in oil and natural gas prices, changes in global supply‑and‑demand dynamics, inflationary cost pressures, and geopolitical developments. These factors, including regional conflicts, sanctions, and regulatory or trade changes, may affect project timing, supply chains, and access to certain markets.
HAL Q1 2026 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
RESULTS OF OPERATIONS IN 2026 COMPARED TO 2025
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended
	March 31,		Favorable	Percentage
Millions of dollars	2026	2025	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,016	$3,120	$(104)	(3)%
Drilling and Evaluation	2,386	2,297	89	4
Total revenue	$5,402	$5,417	$(15)	—%
By geographic region:
North America	$2,136	$2,236	$(100)	(4)%
Latin America	1,090	896	194	22
Europe/Africa/CIS	858	775	83	11
Middle East/Asia	1,318	1,510	(192)	(13)
Total revenue	$5,402	$5,417	$(15)	—%

Operating income:
By operating segment:
Completion and Production	$439	$531	$(92)	(17)%
Drilling and Evaluation	351	352	(1)	—
Total operations	790	883	(93)	(11)
Corporate and other	(69)	(66)	(3)	(5)
SAP S4 upgrade expense	(42)	(30)	(12)	(40)
Impairments and other charges	—	(356)	356	n/m
Total operating income	$679	$431	$248	58%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first quarter of 2026 was $3.0 billion, a decrease of $104 million, or 3%, when compared to the first quarter of 2025. Operating income in the first quarter of 2026 was $439 million, a decrease of $92 million, or 17%, when compared to the first quarter of 2025. These results were primarily driven by lower stimulation activity in North America, and lower completion tool sales and decreased pressure pumping services in the Middle East. Partially offsetting these decreases were higher completion tool sales in the Western Hemisphere, and improved pressure pumping services in Africa.
Drilling and Evaluation
Drilling and Evaluation revenue in the first quarter of 2026 was $2.4 billion, an increase of $89 million, or 4%, when compared to the first quarter of 2025. Operating income in the first quarter of 2026 was $351 million, flat when compared to the first quarter of 2025. These results were primarily driven by higher project management activity in Latin America and increased drilling-related services in Europe and the Western Hemisphere. Partially offsetting these increases were lower activity across multiple product service lines in the Middle East, lower wireline activity in the Eastern Hemisphere, and decreased fluid services in the Gulf of America.
In the first quarter of 2026, the geopolitical conflict in the Middle East affected both of our operating segments, with an impact of $0.02 to $0.03 of diluted net income per share.
HAL Q1 2026 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
Geographic Regions
North America
North America revenue in the first quarter of 2026 was $2.1 billion, a 4% decrease, as compared to the first quarter of
2025. This decline was primarily driven by lower stimulation activity and decreased artificial lift activity in US Land, and lower stimulation activity and decreased fluid services in the Gulf of America. Partially offsetting these decreases were increased drilling-related services in US Land and higher completion tool sales in the region.
Latin America
Latin America revenue in the first quarter of 2026 was $1.1 billion, a 22% increase compared to the first quarter of
2025. This increase was primarily driven by higher activity across multiple product service lines in Ecuador, the Caribbean, and
Brazil, and improved stimulation activity in Mexico and Argentina. Partially offsetting these increases were lower project management activity and decreased drilling-related services in Mexico.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first quarter of 2026 was $858 million, an 11% increase compared to the first quarter of 2025. This increase was primarily driven by increased drilling-related services and higher completion tool sales in Norway, and improved pressure pumping services in Angola. Partially offsetting these increases were lower completion tool sales in the
Caspian Area and decreased drilling-related services in Namibia.
Middle East/Asia
Middle East/Asia revenue in the first quarter of 2026 was $1.3 billion, a 13% decrease compared to the first quarter of
2025. This decrease was primarily driven by conflict-related disruptions that resulted in lower activity across multiple product service lines in Saudi Arabia and decreased drilling-related services in Qatar. Partially offsetting these decreases were higher completion tool sales and improved fluid services in Asia.
Other Operating Items
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the first quarter of 2026, we recognized $42 million of expense on our
SAP S4 migration. During the first quarter of 2025, we recognized $30 million of expense on our SAP S4 migration.
Impairments and Other Charges. During the three months ended March 31, 2026, there were no amounts recorded in impairments and other charges. During the three months ended March 31, 2025, we took a pre-tax charge of $356 million primarily related to severance costs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, and other items. See Notes to Condensed Consolidated Financial Statements, Note 2 for further discussion of these charges.
Nonoperating Items
Pension Settlement Charges from Plan Terminations. During the three months ended March 31, 2026, the Company entered into agreements to transfer certain defined benefit pension obligations to third-party insurers in connection with plan terminations. As a result, the Company recognized approximately $23 million of non-cash pension settlement charges, primarily related to the acceleration of actuarial losses previously recorded in accumulated other comprehensive income. This is included in “Other, net” on the Condensed Consolidated Statements of Operations.
Income Tax Provision. During the three months ended March 31, 2026, we recorded a total income tax provision of
$105 million on a pre-tax income of $569 million, resulting in an effective tax rate of 18.5% for the quarter. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the three months ended March 31, 2025, we recorded a total income tax provision of $103 million on a pre-tax income of $306 million, resulting in an effective tax rate of 33.7% for the quarter. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax $356 million of impairments and other charges.
Pillar Two. The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three months ended March 31, 2026 and 2025.
HAL Q1 2026 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
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
On September 28, 2023, we received a NOPA from the IRS covering our 2016 U.S. tax return. The NOPA proposed an adjustment to reclassify approximately 95% of the $3.5 billion termination fee paid to Baker Hughes in 2016 from an ordinary expense deduction to a capital loss. The termination fee was paid to Baker Hughes under the merger agreement after antitrust regulators in multiple jurisdictions failed to approve our proposed merger. It is common commercial practice to include a termination fee in a merger agreement to compensate the target for damages incurred when the acquisition does not go forward. The IRS’s long-understood position at the time of payment had been to treat such payments as an ordinary and necessary business expense. We strongly disagree with the proposed adjustment on both a factual and legal basis, and we plan to vigorously contest it.
We expect that resolving this dispute will take substantial time. In 2023, we initiated the IRS administrative appeals process, which is ongoing. Failing a resolution through that process, the matter would ultimately be resolved by the United
States federal courts.
We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We cannot assure you that the matter will be determined in our favor or against us, and if the matter is ultimately determined unfavorably to us, it could have a material adverse impact on our results of operations and cash flows. Based on tax attributes currently available, we estimate that, should the IRS's position prevail through the appellate process and subsequent litigation, the proposed adjustment could result in cash taxes due of approximately $640 million (plus interest thereon in the case of amounts due for previous tax years). Our estimates are calculated under current tax law and on the basis of our assumptions regarding taxable income and loss and other tax attributes over the relevant period, which law could change and which assumptions could and likely will differ materially from actual results. In any event, no payment of any additional tax is currently required, nor do we anticipate that the proposed adjustment would materially and adversely impact our ability to meet our expected uses of cash, including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL Q1 2026 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Forward-Looking Information
FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information.
Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form
10-Q, including those in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Business Environment and Results of Operations – Business Outlook, are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,”
“should,” “likely,” and other expressions. We may also provide oral or written forward-looking information in our statements and other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.
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
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
See Notes to Condensed Consolidated Financial Statements, Note 12 for further discussion of accounting standards adopted during the quarter and to be adopted in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative
Disclosures About Market Risk,” in our 2025 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4. Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q1 2026 FORM 10-Q | 25

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Notes to Condensed Consolidated Financial Statements, Note 9 for further information regarding legal proceedings.
Item 1(a). Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-
K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
January 1 - 31	289,276	$29.67	—	$2,049,168,144
February 1 - 28	991,682	$35.20	969,000	$2,015,004,883
March 1 - 31	2,036,724	$35.18	1,873,433	$1,949,168,163
Total	3,317,682	$34.71	2,842,433

(a)
Of the 3,317,682 shares purchased during the three-month period ended March 31, 2026, 475,249 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time.
On July 21, 2014, our Board of Directors announced that it had approved an increase in the total available outstanding authorization for repurchases to $6.0 billion. Approximately $1.9 billion remained authorized for repurchases as of March 31,
2026. From the inception of this program in February of 2006 through March 31, 2026, we repurchased approximately 329 million shares of our common stock for a total cost of approximately $12.2 billion. The program may be terminated or suspended at any time and does not have a specified expiration date.

Item 3. Defaults Upon Senior Securities.
None.
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
Item 5. Other Information.
During the quarter ended March 31, 2026, the following officers of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
M. Casey Maxwell	President, Western Hemisphere	Plan Adoption	2/3/2026	8/14/2026	20,348	Yes
Eric J. Carre	Executive Vice President and Chief Financial Officer	Plan Adoption	3/18/2026	8/14/2026	188,957	Yes
HAL Q1 2026 FORM 10-Q | 26

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits.

†	10.1	Executive Agreement (effective February 1, 2026) (M. Casey Maxwell) (incorporated by reference to Exhibit 10.1 of Halliburton’s Form 8-K filed on January 14, 2026, File No. 001-03492).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q1 2026 FORM 10-Q | 27

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
Date: April 24, 2026