Form 10-Q
period 2026-06-30
HALLIBURTON CO
filed 2026-07-24
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes  ☒ No
As of July 17, 2026, there were 833,130,367 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
i
HALLIBURTON COMPANY
HAL Q2 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars and shares except per share data	2026	2025	2026	2025
Revenue:
Services	$4,109	$3,938	$7,932	$7,747
Product sales	1,605	1,572	3,184	3,180
Total revenue	5,714	5,510	11,116	10,927
Operating costs and expenses:
Cost of services	3,611	3,431	6,977	6,717
Cost of sales	1,299	1,260	2,552	2,512
Impairments and other charges (credits)	(95)	—	(95)	356
General and administrative	75	60	137	122
SAP S4 upgrade expense	46	32	88	62
Total operating costs and expenses	4,936	4,783	9,659	9,769
Operating income	778	727	1,457	1,158
Interest expense, net of interest income of $21, $18, $43, and $43	(83)	(92)	(165)	(178)
Other, net	(31)	(24)	(59)	(63)
Income before income taxes	664	611	1,233	917
Income tax provision	(126)	(131)	(231)	(234)
Net income	$538	$480	$1,002	$683
Net income attributable to noncontrolling interest	(4)	(8)	(7)	(7)
Net income attributable to company	$534	$472	$995	$676

Basic and diluted net income per share	$0.64	$0.55	$1.19	$0.78
Basic weighted average common shares outstanding	836	857	836	862
Diluted weighted average common shares outstanding	838	857	838	862
See Notes to Condensed Consolidated Financial Statements.
HAL Q2 2026 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2026	2025	2026	2025
Net income	$538	$480	$1,002	$683
Other comprehensive income (loss), net of income taxes	—	3	20	(3)
Comprehensive income	$538	$483	$1,022	$680
Comprehensive income attributable to noncontrolling interest	(4)	(8)	(7)	(7)
Comprehensive income attributable to company shareholders	$534	$475	$1,015	$673
See Notes to Condensed Consolidated Financial Statements.
HAL Q2 2026 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Millions of dollars and shares except per share data	2026	2025
Assets
Current assets:
Cash and equivalents	$2,048	$2,206
Receivables (net of allowances for credit losses of $784 and $805)	5,325	4,942
Inventories	3,056	2,976
Other current assets	1,453	1,274
Total current assets	11,882	11,398
Property, plant, and equipment (net of accumulated depreciation of $12,823 and $12,616)	5,173	5,261
Goodwill	3,020	2,938
Deferred income taxes	2,331	2,298
Operating lease right-of-use assets	1,019	938
Other assets	2,403	2,177
Total assets	$25,828	$25,010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,456	$3,133
Accrued employee compensation and benefits	681	767
Income taxes payable	359	375
Current portion of operating lease liabilities	287	263
Taxes other than income	262	291
Current maturities of long-term debt	90	—
Other current liabilities	752	759
Total current liabilities	5,887	5,588
Long-term debt	7,071	7,158
Operating lease liabilities	751	712
Employee compensation and benefits	413	428
Other liabilities	654	619
Total liabilities	14,776	14,505
Shareholders' equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,063 and 1,064 shares)	2,658	2,659
Paid-in capital in excess of par value	4	112
Accumulated other comprehensive loss	(343)	(363)
Retained earnings	15,722	15,036
Treasury stock, at cost (229 and 229 shares)	(7,031)	(6,983)
Company shareholders' equity	11,010	10,461
Noncontrolling interest in consolidated subsidiaries	42	44
Total shareholders' equity	11,052	10,505
Total liabilities and shareholders' equity	$25,828	$25,010
See Notes to Condensed Consolidated Financial Statements.
HAL Q2 2026 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income	$1,002	$683
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	591	561
Impairments and other charges (credits)	(95)	356
Changes in assets and liabilities:
Receivables	(429)	140
Inventories	(85)	(24)
Accounts payable	327	(16)
Other operating activities	(214)	(427)
Total cash flows provided by operating activities	1,097	1,273
Cash flows from investing activities:
Capital expenditures	(427)	(656)
Payments to acquire businesses, net of cash acquired	(107)	(162)
Purchases of equity investments	(101)	(345)
Purchases of investment securities	(93)	(115)
Proceeds from sales of property, plant, and equipment	121	89
Sales of investment securities	49	65
Sale of an equity investment	—	120
Other investing activities	(68)	(36)
Total cash flows used in investing activities	(626)	(1,040)
Cash flows from financing activities:
Stock repurchase program	(308)	(507)
Dividends to shareholders	(285)	(292)
Other financing activities	(26)	(12)
Total cash flows used in financing activities	(619)	(811)
Effect of exchange rate changes on cash	(10)	(2)
Decrease in cash and cash equivalents	(158)	(580)
Cash and equivalents at beginning of period	2,206	2,618
Cash and equivalents at end of period	$2,048	$2,038
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$202	$214
Income taxes	$240	$382
See Notes to Condensed Consolidated Financial Statements.
HAL Q2 2026 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2026, the results of our operations for the three and six months ended
June 30, 2026 and 2025, and our cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three and six months ended June 30, 2026 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges (Credits)
The following table presents various pre-tax charges (credits) we recorded during the three and six months ended
June 30, 2026 and 2025, which are reflected within “Impairments and other charges (credits)” on our Condensed Consolidated
Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2026	2025	2026	2025
Gain on investments	$(64)	$—	$(64)	$—
Loss on sale of a business	17	—	17	—
Severance costs	—	—	—	107
Impairment of assets held for sale	—	—	—	104
Impairment of real estate facilities	—	—	—	53
Other	(48)	—	(48)	92
Total impairments and other charges (credits)	$(95)	$—	$(95)	$356
During the three and six months ended June 30, 2026, we recorded a pre-tax credit of $95 million primarily due to a
$54 million gain resulting from changes in our ownership interest in an equity investment, and a $10 million gain from remeasuring an equity investment to fair value. Other credits of $48 million were primarily due to a government refund recovery. These gains were partially offset by a $17 million loss on the sale of a portion of our chemical business, which closed in April 2026.
During the three months ended June 30, 2025, there were no amounts recorded in impairments and other charges
(credits). During the six months ended June 30, 2025, we recorded a pre-tax charge of $356 million primarily related to $107 million in severance expense as we rationalized global headcount to align with activity levels and $104 million of additional impairment associated with a strategic decision to market for sale a portion of our chemical business. Additionally, we recognized a $53 million impairment related to facility closures and lease terminations. Other charges of $92 million were primarily related to legacy environmental remediation cost estimate increases.
HAL Q2 2026 FORM 10-Q | 6

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
and operating income, in comparison with forecast and plan and overall results, to make capital and resource allocation decisions.
The following table presents information on our business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2026	2025	2026	2025
Revenue:
Completion and Production	$3,202	$3,171	$6,218	$6,291
Drilling and Evaluation	2,512	2,339	4,898	4,636
Total revenue	$5,714	$5,510	$11,116	$10,927
Operating income:
Completion and Production	$474	$513	$913	$1,044
Drilling and Evaluation	338	312	689	664
Total operations	812	825	1,602	1,708
Corporate and other (a)	(83)	(66)	(152)	(132)
SAP S4 upgrade expense	(46)	(32)	(88)	(62)
Impairments and other (charges) credits (b)	95	—	95	(356)
Total operating income	$778	$727	$1,457	$1,158
Interest expense, net of interest income	$(83)	$(92)	$(165)	$(178)
Other, net	(31)	(24)	(59)	(63)
Income before income taxes	$664	$611	$1,233	$917
Capital expenditures:
Completion and Production	$146	$205	$255	$383
Drilling and Evaluation	88	149	171	273
Corporate and other	1	—	1	—
Total capital expenditures	$235	$354	$427	$656
Depreciation, depletion, and amortization:
Completion and Production	$162	$154	$325	$306
Drilling and Evaluation	126	124	252	245
Corporate and other	8	6	14	10
Total depreciation, depletion, and amortization	$296	$284	$591	$561

(a)
Includes certain expenses not attributable to a business segment, such as costs related to support functions, corporate executives, and operating lease assets, and includes amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
For the three and six months ended June 30, 2026, the amount includes an $83 million credit attributable to Completion and Production, a $16 million credit attributable to Drilling and Evaluation, and a $4 million charge attributable to Corporate and other. For the six months ended
June 30, 2025, the amount includes a $201 million charge attributable to Completion and Production, an $85 million charge attributable to
Drilling and Evaluation, and a $70 million charge attributable to Corporate and other. See Notes to Condensed Consolidated Financial Statements,
Note 2 for further discussion on impairments and other charges (credits).

HAL Q2 2026 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026		2026
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,372	$1,028	$2,643	$1,941
Compensation	471	505	950	992
Depreciation, depletion, and amortization	162	126	325	252
Other	723	515	1,387	1,024
Total segment operating expenses	$2,728	$2,174	$5,305	$4,209

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025		2025
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,319	$922	$2,619	$1,804
Compensation	483	479	957	946
Depreciation, depletion, and amortization	154	124	306	245
Other	702	502	1,365	977
Total segment operating expenses	$2,658	$2,027	$5,247	$3,972
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	June 30, 2026	December 31, 2025
Total assets:
Completion and Production (a)	$10,839	$10,492
Drilling and Evaluation (a)	8,398	7,870
Corporate and other (b)	6,591	6,648
Total assets	$25,828	$25,010

(a)
Assets associated with specific segments primarily include receivables, inventories, property, plant, and equipment, operating lease right-of-
use assets, equity in and advances to related companies, and goodwill.

(b)	Includes primarily cash and equivalents and deferred tax assets.
HAL Q2 2026 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
39% of our consolidated revenue was from the United States for the six months ended June 30, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2026	2025	2026	2025
Revenue by segment:
Completion and Production	$3,202	$3,171	$6,218	$6,291
Drilling and Evaluation	2,512	2,339	4,898	4,636
Total revenue	$5,714	$5,510	$11,116	$10,927
Revenue by geographic region:
North America	$2,276	$2,259	$4,412	$4,495
Latin America	1,123	977	2,213	1,873
Europe/Africa/CIS	1,017	820	1,875	1,595
Middle East/Asia	1,298	1,454	2,616	2,964
Total revenue	$5,714	$5,510	$11,116	$10,927
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
HAL Q2 2026 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of both June 30, 2026 and December 31, 2025, 31% of our net trade receivables were from customers in the United
States. Receivables from our primary customer in Mexico accounted for approximately 7% of our total receivables as of both
June 30, 2026 and December 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. Furthermore, we have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of June 30, 2026 of $217 million, compared to an aggregate notional amount outstanding as of December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. See Notes to Condensed Consolidated Financial Statements, Note 11 for further information on these CDSs. No country other than the United States, and no single customer, accounted for more than 10% of our net trade receivables at those dates.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2026	2025
Finished products and parts	$2,085	$1,968
Raw materials and supplies	835	884
Work in process	136	124
Total inventories	$3,056	$2,976
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
this agreement was $256 million as of June 30, 2026, and $280 million as of December 31, 2025, and are included in “Accounts payable” on the Condensed Consolidated Balance Sheets.
HAL Q2 2026 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 7. Income Taxes
During the three months ended June 30, 2026, we recorded a total income tax provision of $126 million on a pre-tax income of $664 million, resulting in an effective tax rate of 19.0% for the quarter. During the three months ended June 30,
2025, we recorded a total income tax provision of $131 million on a pre-tax income of $611 million, resulting in an effective tax rate of 21.4% for the quarter.
During the six months ended June 30, 2026, we recorded a total income tax provision of $231 million on a pre-tax income of $1.2 billion, resulting in an effective tax rate of 18.7% for the period. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the six months ended June 30, 2025, we recorded a total income tax provision of $234 million on a pre-tax income of $917 million, resulting in an effective tax rate of 25.5% for the period.
Our tax returns are subject to review by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2014. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. As of June 30,
2026, the United States federal income tax filings for tax years 2016 through 2024 are currently under review or remain open for review by the Internal Revenue Service (the IRS).
As of June 30, 2026, the primary unresolved issue for the IRS audit for 2016 relates to the classification of the
$3.5 billion ordinary deduction that we claimed for the termination fee we paid to Baker Hughes in the second quarter of 2016 for which we received a Notice of Proposed Adjustment (NOPA) from the IRS on September 28, 2023. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We do not expect a final resolution of this issue in the next twelve months.
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the six months ended
June 30, 2026 and 2025.
Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies within the next twelve months.
HAL Q2 2026 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance at December 31, 2025	$2,659	$112	$(6,983)	$15,036	$(363)	$44	$10,505
Comprehensive income (loss):
Net income	—	—	—	461	—	3	464
Other comprehensive income (loss)	—	—	—	—	20	—	20
Cash dividends ($0.17 per share)	—	—	—	(142)	—	—	(142)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(19)	99	—	—	—	80
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2026	$2,659	$93	$(6,984)	$15,355	$(343)	$45	$10,825
Comprehensive income (loss):
Net income	—	—	—	534	—	4	538
Other comprehensive income (loss)	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(143)	—	—	(143)
Stock repurchase program	—	—	(201)	—	—	—	(201)
Stock plans (a)	(1)	(76)	154	(24)	—	—	53
Other	—	(13)	—	—	—	(7)	(20)
Balance at June 30, 2026	$2,658	$4	$(7,031)	$15,722	$(343)	$42	$11,052

(a)
In the first quarter and second quarter of 2026, we issued common stock from treasury shares for stock options exercised,
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

HAL Q2 2026 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
5 million shares of our common stock under the program during the three months ended June 30, 2026 for $201 million.
Approximately $1.7 billion remained authorized for repurchases under the program as of June 30, 2026. From the inception of this program in February of 2006 through June 30, 2026, we repurchased 334 million shares of our common stock for a total cost of approximately $12.4 billion. We repurchased 12 million shares of our common stock under the program during the three months ended June 30, 2025 for approximately $252 million.
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$3.3 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2026. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
Note 10. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2026	2025	2026	2025
Basic weighted average common shares outstanding	836	857	836	862
Dilutive effect of awards granted under our stock incentive plans	2	—	2	—
Diluted weighted average common shares outstanding	838	857	838	862

Antidilutive shares:
Weighted average options with exercise price greater than the average market price	5	9	5	10
Total antidilutive shares	5	9	5	10
HAL Q2 2026 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 11. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the Condensed
Consolidated Balance Sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	June 30, 2026				December 31, 2025
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,948	$97	$7,045	$7,161	$6,722	$357	$7,079	$7,158
The total fair value of our debt decreased during the first half of 2026, primarily as a result of higher yields.
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
Credit risk
We have entered into CDSs with third-party financial institutions that had an aggregate notional amount outstanding as of June 30, 2026 of $217 million, compared to an aggregate notional amount outstanding as of December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which a portion of the proceeds were then utilized by this customer to pay certain of our outstanding receivables. The aggregate notional outstanding amount of the CDSs reduces monthly over its remaining 3-month term.
The fair value of the derivative liabilities was not material to our financial condition as of June 30, 2026.
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
HAL Q2 2026 FORM 10-Q | 14

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
•Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Artificial Lift, Cementing, Completion
Tools, Pipeline and Process Services, Production Enhancement, and Production Solutions. During the second quarter of 2026, we completed the sale of a portion of our chemical business.
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
- International: Consistently increase international growth in our directional drilling, unconventionals, well intervention, and artificial lift businesses. Develop behind-the-meter power generation, independently or through collaboration with Voltagrid.
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
HAL Q2 2026 FORM 10-Q | 15

Table of Contents	Part I. Item 2 | Executive Overview
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended June 30, 2026.

Q2 2026 Revenue by Division

Drilling & Evaluation 44%
Completion & Production 56%

Q2 2026 Revenue by Region

Middle East/Asia
22%
North America
40%
Europe/Africa/ CIS
18%
Latin America
20%

Market conditions
During the second quarter of 2026, market conditions were impacted by the ongoing geopolitical conflict in the Middle
East, which disrupted activity levels in certain markets and affected operations across both of our segments.
Oil prices increased in the second quarter of 2026 compared to the first quarter of 2026. The West Texas Intermediate
(WTI) crude oil price averaged approximately $96 per barrel during the second quarter of 2026, compared to approximately
$72 per barrel during the first quarter of 2026, or a 33% increase. The Brent crude oil price averaged approximately $103 per barrel during the second quarter of 2026, compared to approximately $80 per barrel during the first quarter, or a 29% increase.
Higher commodity prices generally support customer activity and capital spending in the markets we serve, as operator investment decisions are often influenced by expectations regarding future commodity prices.
Trade tensions and tariffs continue to influence the global demand outlook, with varying impacts across end markets.
We continue to monitor and evaluate the effects of these on goods imported into the United States. During the second quarter of
2026, we recognized a gain of approximately $57 million related to a government refund recovery, which is included in
“Impairments and other charges (credits)” on the Condensed Consolidated Statements of Operations. We continue to monitor developments related to trade policy and evaluate the potential effects of future tariff actions on our business, financial position, results of operations and cash flows.
Globally, we continue to be impacted by inflationary cost increases, primarily related to logistics, chemicals, and cement. We manage these pressures through global procurement strategies, technology modifications, and sourcing efficiencies.
As a standard practice, we generally seek to pass a portion of these cost increases on to our customers and believe we have effective solutions in place to minimize their operational impact.
Customers remained focused on capital discipline, production optimization, operating efficiency, and expected returns on investment. Customer activity and spending decisions were influenced by the geopolitical conflict in the Middle East, higher commodity prices, uncertainty related to global trade policies and tariffs, and inflationary cost pressures. As a result, customers continued to evaluate investment opportunities while balancing growth objectives, operating priorities, and return expectations.
HAL Q2 2026 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Executive Overview
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the second quarter of
2025 and 2026.
During the second quarter of 2026, we generated total company revenue of $5.7 billion, a 4% increase as compared to the second quarter of 2025. We reported operating income of $778 million, including a pre-tax credit on impairments and other credits of $95 million, in the second quarter of 2026, as compared to operating income of $727 million in the second quarter of
2025.
Our Completion and Production segment revenue was relatively flat in the second quarter of 2026 as compared to the second quarter of 2025. Revenue improvements were primarily driven by increased stimulation activity and improved artificial lift activity in Latin America, higher completion tool sales in Europe/Africa, and improved pressure pumping services in Africa.
Offsetting these increases were lower activity across multiple product service lines in the Middle East, and decreased stimulation activity and lower specialty chemicals activity resulting from the completed sale of a portion of our chemical business in North America. Operating income was further adversely impacted by activity mix and reduced pricing for stimulation services in US Land and Latin America.
Our Drilling and Evaluation segment revenue increased 7% in the second quarter of 2026 as compared to the second quarter of 2025. These results were primarily driven by higher drilling-related services in North America, Europe/Africa, and
Asia, and higher activity across multiple product service lines in Latin America. Partially offsetting these increases were lower drilling-related services and decreased wireline activity in the Middle East.
Our North America revenue was relatively flat in the second quarter of 2026 as compared to the second quarter of
2025. These results were primarily driven by improved well construction activity and increased stimulation activity in US Land.
Partially offsetting these increases were lower stimulation activity in the Gulf of America and Canada, and a decrease in well intervention services and lower specialty chemicals activity resulting from the completed sale of a portion of our chemical business in US Land.
Internationally, revenue increased 6% in the second quarter of 2026 as compared to the second quarter of 2025, largely driven by improved stimulation services and higher project management activity in Latin America, increased well construction activity and higher project management activity in Africa, and higher completion tool sales in Europe/Africa. Partially offsetting these increases was lower activity across multiple product service lines in the Middle East due to conflict-related disruptions.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
HAL Q2 2026 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, we had $2.0 billion of cash and equivalents, compared to $2.2 billion of cash and equivalents at
December 31, 2025.
Significant sources and uses of cash during the first six months of 2026
Sources of cash:
•Cash flows from operating activities were $1.1 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $187 million.
Uses of cash:
•Capital expenditures were $427 million.
•We repurchased 7.9 million shares of our common stock for $308 million, which includes the excise tax payment for prior year share repurchases.
•We paid $285 million of dividends to our shareholders.
•We paid $101 million primarily in connection with an equity investment.
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
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $143 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases, and we expect our returns to shareholders will be in line with our capital return framework for
2026.
We may utilize share repurchases as part of our capital return framework. Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased 5 million shares of common stock during the second quarter of 2026 under this program. Approximately $1.7 billion remained authorized for repurchases as of June 30, 2026 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4 which we expect to complete in the fourth quarter of 2026. For the six months ended June 30, 2026, we incurred $88 million in expense on our SAP S4 migration and expect the estimated cost to be approximately $45 million in the third quarter of 2026. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
We may, from time to time, redeem, repurchase, or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do
so.
Other factors affecting liquidity
Financial condition in current market. As of June 30, 2026, we had $2.0 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility, with an expiration date of August 16, 2030. We believe we have a manageable debt maturity profile, with approximately $90 million due February 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments, in the short term and long term.
HAL Q2 2026 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $3.3 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of June 30, 2026. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization; however, none of these triggering events have occurred. As of June 30, 2026, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
We have entered into credit default swaps (CDSs) with third-party financial institutions that have an aggregate notional amount outstanding as of June 30, 2026 of $217 million, compared to an aggregate notional amount outstanding as of
December 31, 2025 of $592 million, related to borrowings provided by the financial institutions to one of our primary customers in Mexico, of which portions of the proceeds were utilized by this customer to pay certain of our outstanding receivables. The aggregate notional amount outstanding of the CDSs reduces monthly over its remaining 3-month term.
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
Receivables from our primary customer in Mexico accounted for approximately 7% of our total receivables as of both
June 30, 2026 and December 31, 2025. While we have experienced payment delays from our primary customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q2 2026 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world and provide a broad range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive, with numerous competitors across each of our business segments. Based on the location of services provided and products sold, 37% and 39% of our consolidated revenue was attributable to the United States during the six months ended June 30, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
Demand for our services and products is largely dependent on our customers' spending for the exploration, development, and production of oil and natural gas reserves. Customer spending is influenced by a variety of factors, including commodity prices and expectations regarding future prices, global oil and natural gas supply and demand fundamentals, the availability of capital, government policies and regulations, geopolitical developments, and overall economic conditions.
Activity levels in certain markets may also be influenced by longer-term trends affecting energy demand, including increasing electricity consumption associated with digital infrastructure and data center growth. These factors collectively influence global drilling, completions, intervention, and production-related activity levels.
Because a significant portion of our business supports our customers' capital spending programs, our financial performance is closely tied to oil and natural gas prices and worldwide drilling and completions activity. Lower commodity prices generally result in reduced customer spending and lower activity levels, while higher commodity prices typically support increased investment and activity. Accordingly, our operating results are significantly affected by changes in commodity prices and global rig activity, which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	June 30,		December 31,
	2026	2025	2025
Oil Price - WTI (1)	$95.75	$64.63	$65.46
Oil Price - Brent (1)	103.28	68.01	69.10
Natural Gas Price - Henry Hub (2)	2.95	3.19	3.53

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
              The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2026	2025	2026	2025	2025
US Land	540	558	536	565	546
US Offshore	14	13	15	14	15
Canada	149	128	178	172	175
North America	703	699	729	751	736
International (1)	1,056	1,078	1,070	1,088	1,080
Worldwide Total	1,759	1,777	1,799	1,839	1,816

(1)
For the three and six months ended June 30, 2025, historical average rig counts shown are based on data provided by Baker Hughes, which included retroactive adjustments to international rig counts previously reported as a result of a methodology change.

HAL Q2 2026 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
We expect customer spending to remain focused on capital discipline, production optimization, and operational efficiency across both international and North America markets.
Operations in certain Middle East markets continue to be affected by ongoing geopolitical developments, including periodic operational disruptions, reduced activity in some areas, and higher logistics and supply chain costs. Activity in the region is recovering from conflict-related lows; however, the pace of recovery remains dependent on day-to-day developments in the region.
Outside of the Middle East, we expect activity growth to be led by production services, drilling, unconventionals, and lift. These markets continue to be supported by customer investment in development projects, production capacity maintenance, and selected offshore and strategic energy projects. In North America, customer activity remains focused on maximizing returns and improving operating efficiency within existing capital budgets. Over the long term, we expect North America to remain critical for global energy security, which will require advanced technology and greater service intensity.
While current industry fundamentals remain generally supportive of customer activity, the outlook for our business remains subject to uncertainty. Customer spending and activity levels may be affected by volatility in oil and natural gas prices, changes in global supply and demand balances, inflationary pressures, supply chain constraints, the availability of capital, geopolitical developments, trade policies, sanctions, and regulatory actions. These factors may impact the timing and scope of customer projects and demand for our services and products.
HAL Q2 2026 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
RESULTS OF OPERATIONS IN 2026 COMPARED TO 2025
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended
	June 30,		Favorable	Percentage
Millions of dollars	2026	2025	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,202	$3,171	$31	1%
Drilling and Evaluation	2,512	2,339	173	7
Total revenue	$5,714	$5,510	$204	4%
By geographic region:
North America	$2,276	$2,259	$17	1%
Latin America	1,123	977	146	15
Europe/Africa/CIS	1,017	820	197	24
Middle East/Asia	1,298	1,454	(156)	(11)
Total revenue	$5,714	$5,510	$204	4%

Operating income:
By operating segment:
Completion and Production	$474	$513	$(39)	(8)%
Drilling and Evaluation	338	312	26	8
Total operations	812	825	(13)	(2)
Corporate and other	(83)	(66)	(17)	(26)
SAP S4 upgrade expense	(46)	(32)	(14)	(44)
Impairments and other credits	95	—	95	n/m
Total operating income	$778	$727	$51	7%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the second quarter of 2026 was $3.2 billion, or relatively flat, when compared to the second quarter of 2025. Operating income in the second quarter of 2026 was $474 million, a decrease of $39 million, or
8%, when compared to the second quarter of 2025. Revenue improvements were primarily driven by increased stimulation activity and improved artificial lift activity in Latin America, higher completion tool sales in Europe/Africa, and increased pressure pumping services in Africa. Offsetting these increases were lower activity across multiple product service lines in the
Middle East, and decreased stimulation activity and lower specialty chemicals activity resulting from the completed sale of a portion of our chemical business in North America. Operating income was further adversely impacted by activity mix and reduced pricing for stimulation services in US Land and Latin America.
Drilling and Evaluation
Drilling and Evaluation revenue in the second quarter of 2026 was $2.5 billion, an increase of $173 million, or 7%, when compared to the second quarter of 2025. Operating income in the second quarter of 2026 was $338 million, an increase of
$26 million, or 8%, when compared to the second quarter of 2025. These results were primarily driven by higher drilling-
related services in North America, Europe/Africa, and Asia, and higher activity across multiple product service lines in Latin
America. Partially offsetting these increases were lower drilling-related services and decreased wireline activity in the Middle
East.
In the second quarter, the geopolitical conflict in the Middle East affected both of our operating segments.
HAL Q2 2026 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
Geographic Regions
North America
North America revenue in the second quarter of 2026 was $2.3 billion, relatively flat, as compared to the second quarter of 2025. These results were primarily driven by improved well construction activity and increased stimulation activity in US Land. Partially offsetting these increases were lower stimulation activity in the Gulf of America and Canada, and a decrease in well intervention services and lower specialty chemicals activity resulting from the completed sale of a portion of our chemical business in US Land.
Latin America
Latin America revenue in the second quarter of 2026 was $1.1 billion, a 15% increase compared to the second quarter of 2025. These results were primarily driven by improved project management activity and well construction activity in
Ecuador, improved stimulation activity in Argentina, higher completion tool sales and increased stimulation activity in Mexico, increased activity across multiple product service lines in the Caribbean and Brazil, and higher testing services and wireline activity across the region. Partially offsetting these increases were lower well construction services and decreased project management activity in Mexico, and lower completion tool sales in Brazil.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the second quarter of 2026 was $1.0 billion, a 24% increase compared to the second quarter of 2025. These results were primarily driven by higher activity across multiple product service lines in Angola and
Nigeria, increased drilling-related services and higher completion tool sales in the North Sea, higher completion tool sales in the
Mediterranean and Ivory Coast, and higher well construction activity in Namibia. Partially offsetting these increases were lower wireline activity and decreased pipeline services in the North Sea, and lower completion tool sales in the Caspian Area.
Middle East/Asia
Middle East/Asia revenue in the second quarter of 2026 was $1.3 billion, an 11% decrease compared to the second quarter of 2025. These results were primarily driven by decreased activity across multiple product service lines in Saudi Arabia,
Iraq, Qatar, and Kuwait due to conflict-related disruptions. Partially offsetting these decreases were higher testing services in the United Arab Emirates and improved drilling-related services in Asia.
Other Operating Items
Corporate and Other. During the three months ended June 30, 2026, Corporate and Other expense totaled $83 million, which was an increase of $17 million, or 26%, as compared to the three months ended June 30, 2025. This increase was primarily attributable to higher executive compensation costs and increased amortization expense related to recent acquisitions.
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the second quarter of 2026 and 2025, we recognized $46 million and
$32 million of expense on our SAP S4 migration, respectively.
Impairments and Other Credits. During the three months ended June 30, 2026, we recognized a pre-tax credit of $95 million primarily due to gains on our equity investments, and a government refund recovery, partially offset by a loss on the sale of a portion of our chemical business. See Notes to Condensed Consolidated Financial Statements, Note 2. Impairments
and Other Charges (Credits) for further discussion of these charges (credits).
Nonoperating Items
Income Tax Provision. During the three months ended June 30, 2026, we recorded a total income tax provision of $126 million on a pre-tax income of $664 million, resulting in an effective tax rate of 19.0% for the quarter. During the three months ended June 30, 2025, we recorded a total income tax provision of $131 million on a pre-tax income of $611 million, resulting in an effective tax rate of 21.4% for the quarter.
HAL Q2 2026 FORM 10-Q | 23

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
We expect that resolving this dispute will take substantial time. In 2023, we initiated the IRS administrative appeals process, which is ongoing. Failing a resolution through that process, the matter will ultimately be resolved by the United States federal courts.
We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves, and we believe our income tax reserves are appropriately provided for all open tax years. We cannot assure you that the matter will be determined in our favor or against us, and if the matter is ultimately determined unfavorably to us, it could have a material adverse impact on our results of operations and cash flows. Based on tax attributes currently available, we estimate that, should the IRS's position prevail through the appellate process and subsequent litigation, the proposed adjustment could result in cash taxes due of approximately $640 million (plus interest thereon in the case of amounts due for previous tax years). Our estimates are calculated under current tax law and on the basis of our assumptions regarding taxable income and loss and other tax attributes over the relevant period, of which the law could change and which assumptions could and likely will differ materially from actual results. In any event, no payment of any additional tax is currently required, nor do we anticipate that the proposed adjustment would materially and adversely impact our ability to meet our expected uses of cash, including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL Q2 2026 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (YTD)
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended
	June 30,		Favorable	Percentage
Millions of dollars	2026	2025	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$6,218	$6,291	$(73)	(1)%
Drilling and Evaluation	4,898	4,636	262	6
Total revenue	$11,116	$10,927	$189	2%
By geographic region:
North America	$4,412	$4,495	$(83)	(2)%
Latin America	2,213	1,873	340	18
Europe/Africa/CIS	1,875	1,595	280	18
Middle East/Asia	2,616	2,964	(348)	(12)
Total revenue	$11,116	$10,927	$189	2%

Operating income:
By operating segment:
Completion and Production	$913	$1,044	$(131)	(13)%
Drilling and Evaluation	689	664	25	4
Total operations	1,602	1,708	(106)	(6)
Corporate and other	(152)	(132)	(20)	(15)
SAP S4 upgrade expense	(88)	(62)	(26)	(42)
Impairments and other (charges) credits	95	(356)	451	n/m
Total operating income	$1,457	$1,158	$299	26%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first six months of 2026 was $6.2 billion, or relatively flat, when compared to the first six months of 2025. Operating income for the segment in the first six months of 2026 was $913 million, a decrease of $131 million, or 13%, when compared to the first six months of 2025. Revenue declines were primarily driven by decreased activity across multiple product service lines in North America and the Middle East. Offsetting these decreases were improved activity across multiple product service lines in Latin America, higher completion tool sales in North America, Europe/Africa, and Asia, increased pressure pumping services in Africa, and increased well intervention services in Europe/Africa. Operating income was further adversely impacted by activity mix and reduced pricing for stimulation services in Latin America.
Drilling and Evaluation
Drilling and Evaluation revenue in the first six months of 2026 was $4.9 billion, an increase of $262 million, or 6%, when compared to the first six months of 2025. Operating income for the segment in the first six months of 2026 was $689 million, an increase of $25 million, or 4%, when compared to the first six months of 2025. These results were primarily driven by higher activity across multiple product service lines in Latin America, improved drilling related services in North America and Europe, and increased fluids services in Asia. Partially offsetting these increases were lower activity across multiple product service lines in the Middle East and decreased wireline activity in Europe.
In the first six months of 2026, the geopolitical conflict in the Middle East affected both of our operating segments.
HAL Q2 2026 FORM 10-Q | 25

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (YTD)
Geographic Regions
North America
North America revenue in the first six months of 2026 was $4.4 billion, a 2% decrease compared to the first six months of 2025. These results were primarily driven by lower stimulation activity across the region, lower artificial lift activity and decreased well intervention services in US Land, a reduction in specialty chemicals activity in US Land following the sale of a portion of our chemical business, and decreased fluid services in the Gulf of America. Offsetting these decreases were improved well construction activity in US Land, increased drilling-related services in Canada, and higher completion tool sales in the Gulf of America.
Latin America
Latin America revenue in the first six months of 2026 was $2.2 billion, an 18% increase compared to the first six months of 2025. These results were primarily driven by increased activity across multiple product service lines in Ecuador, the
Caribbean, and Brazil, increased stimulation activity and higher completion tool sales in Mexico, and increased stimulation activity in Argentina. Partially offsetting these increases were decreased well construction activity and lower project management activity in Mexico, and lower completion tool sales in Brazil.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first six months of 2026 was $1.9 billion, an 18% increase compared to the first six months of 2025. These results were primarily driven by higher well construction activity and increased well intervention services in the region, improved activity across multiple product service lines in Angola, and increased completion tool sales in
Norway and Ivory Coast. Partially offsetting these increases were lower completion tool sales in the Caspian Area and
Romania, and decreased wireline activity in the North Sea.
Middle East/Asia
Middle East/Asia revenue in the first six months of 2026 was $2.6 billion, a 12% decrease compared to the first six months of 2025. These results were primarily driven by lower activity across multiple product service lines in the Middle East due to conflict-related disruptions, and decreased wireline activity and lower well intervention services in Asia. Partially offsetting these decreases were higher fluid services in Brunei, increased testing services in Turkey and the United Arab
Emirates, and improved completion tool sales in Australia.
Other Operating Items
Corporate and Other. During the six months ended June 30, 2026, Corporate and Other expense totaled $152 million, which was an increase of $20 million, or 15%, as compared to the six months ended June 30, 2025. This increase was primarily attributable to higher executive compensation costs and increased amortization expense related to recent acquisitions.
SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which we expect to complete in the fourth quarter of 2026. During the six months ended June 30, 2026 and 2025, we recognized $88 million and
$62 million of expense on our SAP S4 migration, respectively.
Impairments and Other Charges (Credits). During the six months ended June 30, 2026, we recognized a pre-tax credit of $95 million primarily due to gains on our equity investments, and a government refund recovery, partially offset by a loss on the sale of a portion of our chemical business. During the six months ended June 30, 2025, we took a pre-tax charge of $356 million to adjust our cost to market conditions. These charges consisted primarily of severance costs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, and other items. See Notes to Condensed Consolidated
Financial Statements, Note 2. Impairments and Other Charges (Credits) for further discussion of these charges (credits).
Nonoperating Items
Pension Settlement Charges from Plan Terminations. During the six months ended June 30, 2026, the Company entered into agreements to transfer certain defined benefit pension obligations to third-party insurers in connection with plan terminations. As a result, the Company recognized approximately $23 million of non-cash pension settlement charges, primarily related to the acceleration of actuarial losses previously recorded in accumulated other comprehensive income. This is included in “Other, net” on the Condensed Consolidated Statements of Operations.
Income Tax Provision. During the six months ended June 30, 2026, we recorded a total income tax provision of $231 million on a pre-tax income of $1.2 billion, resulting in an effective tax rate of 18.7%. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the six months ended June 30, 2025, we recorded a total income tax provision of $234 million on pre-tax income of $917 million, resulting in an effective tax rate of 25.5%. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, which resulted from the pre-tax $356 million of impairments and other charges.
HAL Q2 2026 FORM 10-Q | 26

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
Item 4. Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q2 2026 FORM 10-Q | 27

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Notes to Condensed Consolidated Financial Statements, Note 9 for further information regarding legal proceedings.
Item 1(a). Risk Factors.
As of June 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
April 1 - 30	1,138,308	$39.17	1,126,900	$1,905,018,007
May 1 - 31	2,853,517	$41.25	2,051,000	$1,820,905,966
June 1 - 30	1,892,926	$38.47	1,866,952	$1,749,168,405
Total	5,884,751	$39.95	5,044,852

(a)
Of the 5,884,751 shares purchased during the three-month period ended June 30, 2026, 839,899 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time.
On July 21, 2014, our Board of Directors announced that it had approved an increase in the total available outstanding authorization for repurchases to $6.0 billion. Approximately $1.7 billion remained authorized for repurchases as of June 30, 2026.
From the inception of this program in February of 2006 through June 30, 2026, we repurchased approximately 334 million shares of our common stock for a total cost of approximately $12.4 billion. The program may be terminated or suspended at any time and does not have a specified expiration date.

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
HAL Q2 2026 FORM 10-Q | 28

Table of Contents	Part II. Item 5 | Other Information
Item 5. Other Information.
During the quarter ended June 30, 2026, the following officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by non-management directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Rami M. Yassine	President, Eastern Hemisphere	Plan Adoption	4/24/2026	5/19/2027	58,564	Yes
J. Shannon Slocum	Director, Executive Vice President and Chief Operating Officer	Plan Adoption	5/8/2026	5/19/2027	154,085	Yes
Lawrence J. Pope	Executive Vice President and Chief Administrative Officer	Plan Adoption	5/8/2026	5/19/2027	255,496	Yes
Timothy M. McKeon	Senior Vice President and Treasurer	Plan Adoption	5/11/2026	5/19/2027	36,224	Yes
Jeffrey A. Miller	Chairman of the Board, President and Chief Executive Officer	Plan Adoption	5/13/2026	5/19/2027	966,440	Yes
Van H. Beckwith	Executive Vice President, Secretary and Chief Legal Officer	Plan Adoption	5/19/2026	5/19/2027	28,703	Yes
Eric J. Carre	Executive Vice President and Chief Financial Officer	Plan Adoption	5/19/2026	5/19/2027	249,624	Yes
HAL Q2 2026 FORM 10-Q | 29

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits.

*†	10.1	Third Amendment dated January 1, 2026 to Halliburton Company Directors' Deferred Compensation Plan, as amended and restated effective May 16, 2012.

†	10.2
Halliburton Company Stock and Incentive Plan, as amended and restated effective February 10, 2026
(incorporated by reference to Appendix B of Halliburton's proxy statement filed March 31, 2026, File No.
001-03492).

†	10.3
Halliburton Company Employee Stock Purchase Plan, as amended and restated effective February 10, 2026
(incorporated by reference to Appendix C of Halliburton's proxy statement filed March 31, 2026, File No.
001-03492).

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.
	†	Management contracts or compensatory plans or arrangements.

HAL Q2 2026 FORM 10-Q | 30

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
Date: July 24, 2026