Form 10-Q
period 2026-09-30
HALLIBURTON CO
filed 2026-10-23
CIK 45012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes  ☒ No
As of October 16, 2026, there were 827,126,342 shares of Halliburton Company common stock, $2.50 par value per share, outstanding.
i
HALLIBURTON COMPANY
HAL Q3 2026 FORM 10-Q | 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars and shares except per share data	2026	2025	2026	2025
Revenue:
Services	$4,092	$4,026	$12,024	$11,773
Product sales	1,611	1,574	4,795	4,754
Total revenue	5,703	5,600	16,819	16,527
Operating costs and expenses:
Cost of services	3,589	3,483	10,566	10,200
Cost of sales	1,274	1,261	3,826	3,773
Impairments and other charges	107	392	12	748
General and administrative	67	58	204	180
SAP S4 upgrade expense	42	50	130	112
Total operating costs and expenses	5,079	5,244	14,738	15,013
Operating income	624	356	2,081	1,514
Interest expense, net of interest income of $18, $23, $61, and $66	(84)	(88)	(249)	(266)
Other, net	(27)	(49)	(86)	(112)
Income before income taxes	513	219	1,746	1,136
Income tax provision	(94)	(199)	(325)	(433)
Net income	$419	$20	$1,421	$703
Net income attributable to noncontrolling interest	(2)	(2)	(9)	(9)
Net income attributable to company	$417	$18	$1,412	$694

Basic and diluted net income per share	$0.50	$0.02	$1.69	$0.81
Basic weighted average common shares outstanding	831	849	835	857
Diluted weighted average common shares outstanding	832	850	836	858
See Notes to Condensed Consolidated Financial Statements.
HAL Q3 2026 FORM 10-Q | 2

HALLIBURTON COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2026	2025	2026	2025
Net income	$419	$20	$1,421	$703
Other comprehensive income (loss), net of income taxes	1	2	21	(1)
Comprehensive income	$420	$22	$1,442	$702
Comprehensive income attributable to noncontrolling interest	(2)	(2)	(9)	(9)
Comprehensive income attributable to company shareholders	$418	$20	$1,433	$693
See Notes to Condensed Consolidated Financial Statements.
HAL Q3 2026 FORM 10-Q | 3

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Millions of dollars and shares except per share data	2026	2025
Assets
Current assets:
Cash and equivalents	$1,843	$2,206
Receivables (net of allowances for credit losses of $788 and $805)	5,515	4,942
Inventories	3,265	2,976
Other current assets	1,517	1,274
Total current assets	12,140	11,398
Property, plant, and equipment (net of accumulated depreciation of $12,979 and $12,616)	5,152	5,261
Goodwill	3,021	2,938
Deferred income taxes	2,377	2,298
Operating lease right-of-use assets	1,018	938
Other assets	2,365	2,177
Total assets	$26,073	$25,010
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,535	$3,133
Accrued employee compensation and benefits	788	767
Income taxes payable	348	375
Taxes other than income	294	291
Current portion of operating lease liabilities	276	263
Current maturities of long-term debt	90	—
Other current liabilities	681	759
Total current liabilities	6,012	5,588
Long-term debt	7,072	7,158
Operating lease liabilities	760	712
Employee compensation and benefits	431	428
Other liabilities	637	619
Total liabilities	14,912	14,505
Shareholders' equity:
Common stock, par value $2.50 per share (authorized 2,000 shares, issued 1,063 and 1,064 shares)	2,658	2,659
Paid-in capital in excess of par value	63	112
Accumulated other comprehensive loss	(342)	(363)
Retained earnings	15,999	15,036
Treasury stock, at cost (236 and 229 shares)	(7,260)	(6,983)
Company shareholders' equity	11,118	10,461
Noncontrolling interest in consolidated subsidiaries	43	44
Total shareholders' equity	11,161	10,505
Total liabilities and shareholders' equity	$26,073	$25,010
See Notes to Condensed Consolidated Financial Statements.
HAL Q3 2026 FORM 10-Q | 4

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income	$1,421	$703
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion, and amortization	887	846
Impairments and other charges	12	748
Changes in assets and liabilities:
Receivables	(610)	(13)
Inventories	(309)	(38)
Accounts payable	402	(60)
Other operating activities	(338)	(425)
Total cash flows provided by operating activities	1,465	1,761
Cash flows from investing activities:
Capital expenditures	(693)	(917)
Purchases of investment securities	(111)	(128)
Payments to acquire businesses, net of cash acquired	(107)	(175)
Purchases of equity investments	(101)	(343)
Proceeds from sales of property, plant, and equipment	175	138
Sales of investment securities	65	228
Sale of an equity investment	50	120
Other investing activities	(48)	(49)
Total cash flows used in investing activities	(770)	(1,126)
Cash flows from financing activities:
Stock repurchase program	(558)	(757)
Dividends to shareholders	(426)	(436)
Other financing activities	(52)	(23)
Total cash flows used in financing activities	(1,036)	(1,216)
Effect of exchange rate changes on cash	(22)	(11)
Decrease in cash and cash equivalents	(363)	(592)
Cash and equivalents at beginning of period	2,206	2,618
Cash and equivalents at end of period	$1,843	$2,026
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$314	$330
Income taxes	$352	$518
See Notes to Condensed Consolidated Financial Statements.
HAL Q3 2026 FORM 10-Q | 5

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2026, the results of our operations for the three and nine months ended
September 30, 2026 and 2025, and our cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.
The results of our operations for the three and nine months ended September 30, 2026 may not be indicative of results for the full year.
Note 2. Impairments and Other Charges
The following table presents various pre-tax charges we recorded during the three and nine months ended
September 30, 2026 and 2025, which are reflected within “Impairments and other charges” on our Condensed Consolidated
Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2026	2025	2026	2025
Severance costs	$107	$169	$107	$276
Inventory costs and write-downs	25	—	25	—
Fixed and other assets write-offs	14	115	14	115
Impairment of assets held for sale	—	96	—	200
Loss on sale of a business	—	—	17	—
Impairment of real estate facilities	—	—	—	53
Cybersecurity incident	—	(10)	—	(10)
Gain on investments	(36)	(6)	(100)	(6)
Other	(3)	28	(51)	120
Total impairments and other charges	$107	$392	$12	$748
During the three months ended September 30, 2026, we recorded a pre-tax charge of $107 million, primarily related to
$107 million of severance costs associated with the rationalization of our global headcount, $25 million of inventory costs and write-downs, and $14 million of fixed and other assets write-offs. These charges were partially offset by a $36 million gain resulting from the sale of a portion of our shares in an equity investment.
HAL Q3 2026 FORM 10-Q | 6

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
During the nine months ended September 30, 2026, we recorded a pre-tax charge of $12 million. The charge primarily reflected $107 million in severance costs, $25 million of inventory costs and write-downs, and $14 million of fixed and other assets write-offs. These charges were substantially offset by gains of $100 million, primarily related to a $54 million gain resulting from changes in our ownership interest in an equity investment and a $36 million gain resulting from the sale of a portion of our shares in an equity investment, and $51 million of other gains, primarily due to a government refund recovery.
During the three months ended September 30, 2025, we recorded a pre-tax charge of $392 million primarily related to
$169 million of severance costs, $115 million of fixed and other assets write-offs primarily related to our North America Land operations, and $96 million in impairment of assets held for sale related to our chemical business, partially offset by a $10 million release of cybersecurity related accruals and a $6 million gain on an equity investment.
For the nine months ended September 30, 2025, we recorded a pre-tax charge of $748 million, which included $276 million of severance costs, a $200 million impairment of assets held for sale related to our chemical business, $115 million of fixed and other assets write-offs, a $53 million impairment associated with facility closures and lease terminations, and $120 million of other charges, primarily related to increases in legacy environmental remediation cost estimates.
HAL Q3 2026 FORM 10-Q | 7

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 3. Business Segment Information
We operate under two divisions, which form the basis for the two operating segments we report: the Completion and
Production segment and the Drilling and Evaluation segment. Our equity in earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included within cost of services and cost of sales on our statements of operations, which is part of operating income of the applicable segment.
Our company’s chief operating decision maker (CODM) is Jeffrey Miller, Chairman of the Board, President and Chief
Executive Officer. Throughout the year, our CODM assesses the performance of the two segments based on segment revenue and operating income, in comparison with forecast and plan and overall results, to make capital and resource allocation decisions.
The following table presents information on our business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2026	2025	2026	2025
Revenue:
Completion and Production	$3,089	$3,223	$9,307	$9,514
Drilling and Evaluation	2,614	2,377	7,512	7,013
Total revenue	$5,703	$5,600	$16,819	$16,527
Operating income:
Completion and Production	$457	$514	$1,370	$1,558
Drilling and Evaluation	391	348	1,080	1,012
Total operations	848	862	2,450	2,570
Corporate and other (a)	(75)	(64)	(227)	(196)
SAP S4 upgrade expense	(42)	(50)	(130)	(112)
Impairments and other charges (b)	(107)	(392)	(12)	(748)
Total operating income	$624	$356	$2,081	$1,514
Interest expense, net of interest income	$(84)	$(88)	$(249)	$(266)
Other, net (c)	(27)	(49)	(86)	(112)
Income before income taxes	$513	$219	$1,746	$1,136
Capital expenditures:
Completion and Production	$150	$163	$405	$546
Drilling and Evaluation	116	98	287	371
Corporate and other	—	—	1	—
Total capital expenditures	$266	$261	$693	$917
Depreciation, depletion, and amortization:
Completion and Production	$161	$156	$486	$462
Drilling and Evaluation	126	123	378	368
Corporate and other	9	6	23	16
Total depreciation, depletion, and amortization	$296	$285	$887	$846

(a)
The amount included certain expenses not attributable to a business segment, such as costs related to certain support functions, corporate executives, and operating lease assets, and included amortization expense associated with intangible assets recorded as a result of acquisitions.

(b)
For the three months ended September 30, 2026, the amount included a $38 million charge attributable to Completion and Production, a
$54 million charge attributable to Drilling and Evaluation, and a $15 million charge attributable to Corporate and other. For the nine months ended September 30, 2026, the amount included a $45 million credit attributable to Completion and Production, a $38 million charge attributable to Drilling and Evaluation, and a $19 million charge attributable to Corporate and other. For the three months ended September 30, 2025, the amount included a $252 million charge attributable to Completion and Production and a $140 million charge attributable to Drilling and
Evaluation. For the nine months ended September 30, 2025, the amount included a $453 million charge attributable to Completion and
Production, a $225 million charge attributable to Drilling and Evaluation, and a $70 million charge attributable to Corporate and other. See Notes to Condensed Consolidated Financial Statements, Note 2 for further discussion on impairments and other charges.

(c)	During the three and nine months ended September 30, 2025, we incurred a charge of $23 million due to the impairment of an investment in Argentina.
HAL Q3 2026 FORM 10-Q | 8

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
The following table presents significant segment expenses, which represent the difference between segment revenue and segment operating income and are regularly reviewed by our CODM.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026		2026
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,316	$1,055	$3,959	$2,996
Compensation	472	516	1,422	1,508
Depreciation, depletion, and amortization	161	126	486	378
Other	683	526	2,070	1,550
Total segment operating expenses	$2,632	$2,223	$7,937	$6,432

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025		2025
Millions of dollars	Completion and Production	Drilling and Evaluation	Completion and Production	Drilling and Evaluation
Segment operating expenses:
Cost of products, materials, and supplies	$1,361	$911	$3,980	$2,715
Compensation	492	489	1,449	1,435
Depreciation, depletion, and amortization	156	123	462	368
Other	700	506	2,065	1,483
Total segment operating expenses	$2,709	$2,029	$7,956	$6,001
Other segment operating expenses primarily consist of maintenance, overhead allocations, facilities cost, and other miscellaneous costs.
The following table presents total assets by segment.

Millions of dollars	September 30, 2026	December 31, 2025
Total assets:
Completion and Production (a)	$10,971	$10,492
Drilling and Evaluation (a)	8,662	7,870
Corporate and other (b)	6,440	6,648
Total assets	$26,073	$25,010

(a)
Assets associated with specific segments primarily included receivables, inventories, property, plant, and equipment, operating lease right-
of-use assets, equity in and advances to related companies, and goodwill.

(b)	The amount included primarily cash and equivalents and deferred tax assets.
HAL Q3 2026 FORM 10-Q | 9

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
39% of our consolidated revenue was from the United States for the nine months ended September 30, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
The following table presents information on our disaggregated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2026	2025	2026	2025
Revenue by segment:
Completion and Production	$3,089	$3,223	$9,307	$9,514
Drilling and Evaluation	2,614	2,377	7,512	7,013
Total revenue	$5,703	$5,600	$16,819	$16,527
Revenue by geographic region:
North America	$2,160	$2,364	$6,572	$6,859
Latin America	1,122	996	3,335	2,869
Europe/Africa/CIS	1,016	828	2,891	2,423
Middle East/Asia	1,405	1,412	4,021	4,376
Total revenue	$5,703	$5,600	$16,819	$16,527
Contract balances
We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customers’ payment, which results in the recognition of receivables and deferred revenue. Deferred revenue represents consideration received in advance from customers for contracts where revenue will be recognized as future services are performed. Deferred revenue balances as of September 30,
2026 and December 31, 2025 were not material to our condensed consolidated financial statements. Revenue recognized during the three and nine months ended September 30, 2026, and 2025 from amounts included in deferred revenue was not material to our condensed consolidated financial statements.
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
was not material.
HAL Q3 2026 FORM 10-Q | 10

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Receivables
As of September 30, 2026, 28% of our net trade receivables were from customers in the United States and 10% were from customers in Mexico. As of December 31, 2025, 31% of our net trade receivables were from customers in the United
States and 8% were from customers in Mexico. Receivables from our primary customer in Mexico accounted for approximately
8% of our total receivables as of September 30, 2026 and 7% as of December 31, 2025. While we have experienced payment delays from this customer in Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer. The credit default swaps (CDSs) that we had previously entered into with third-party financial institutions related to borrowings provided by the financial institutions to one of our primary customers in Mexico matured during the third quarter of 2026. Accordingly, there were no outstanding notional amounts under these CDSs as of September 30, 2026, compared to $592 million as of December 31, 2025. No country other than the United States and Mexico, and no single customer, accounted for more than 10% of our net trade receivables.
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
political and economic factors in countries of operations and other customer-specific factors.
Note 5. Inventories
Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2026	2025
Finished products and parts	$2,250	$1,968
Raw materials and supplies	846	884
Work in process	169	124
Total inventories	$3,265	$2,976
Note 6. Accounts Payable
We have an agreement with a third party that allows our participating suppliers to finance payment obligations from us with a designated third-party financial institution that acts as our paying agent. We have generally extended our payment terms with suppliers to 90 days. A participating supplier may request the participating financial institution to finance one or more of our payment obligations to such supplier prior to the scheduled due date thereof at a discounted price. We are not required to provide collateral to the financial institution.
Our obligations to participating suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts due under these financing arrangements. Our outstanding payment obligations under this agreement were $294 million as of September 30, 2026, and $280 million as of December 31, 2025, and are included in
“Accounts payable” on the Condensed Consolidated Balance Sheets.
Note 7. Income Taxes
During the three months ended September 30, 2026, we recorded a total income tax provision of $94 million on a pre-
tax income of $513 million, resulting in an effective tax rate of 18.3% for the quarter. During the three months ended
September 30, 2025, we recorded a total income tax provision of $199 million on a pre-tax income of $219 million, resulting in an effective tax rate of 90.9% for the quarter.
During the nine months ended September 30, 2026, we recorded a total income tax provision of $325 million on a pre-
tax income of $1.7 billion, resulting in an effective tax rate of 18.6% for the period. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the nine months ended September 30, 2025, we recorded a total income tax provision of $433 million on a pre-tax income of $1.1 billion, resulting in an effective tax rate of 38.1% for the period.
HAL Q3 2026 FORM 10-Q | 11

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Note 8. Shareholders' Equity
The following tables summarize our shareholders’ equity activity for the three and nine months ended September 30,
2026 and 2025, respectively:

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2025	$2,659	$112	$(6,983)	$15,036	$(363)	$44	$10,505
Comprehensive income:
Net income	—	—	—	461	—	3	464
Other comprehensive income	—	—	—	—	20	—	20
Cash dividends ($0.17 per share)	—	—	—	(142)	—	—	(142)
Stock repurchase program	—	—	(100)	—	—	—	(100)
Stock plans (a)	—	(19)	99	—	—	—	80
Other	—	—	—	—	—	(2)	(2)
Balance at March 31, 2026	$2,659	$93	$(6,984)	$15,355	$(343)	$45	$10,825
Comprehensive income:
Net income	—	—	—	534	—	4	538
Other comprehensive income	—	—	—	—	—	—	—
Cash dividends ($0.17 per share)	—	—	—	(143)	—	—	(143)
Stock repurchase program	—	—	(201)	—	—	—	(201)
Stock plans (a)	(1)	(76)	154	(24)	—	—	53
Other	—	(13)	—	—	—	(7)	(20)
Balance at June 30, 2026	$2,658	$4	$(7,031)	$15,722	$(343)	$42	$11,052
Comprehensive income:
Net income	—	—	—	417	—	2	419
Other comprehensive income	—	—	—	—	1	—	1
Cash dividends ($0.17 per share)	—	—	—	(141)	—	—	(141)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	—	59	23	1	—	—	83
Other	—	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$2,658	$63	$(7,260)	$15,999	$(342)	$43	$11,161

(a)
In the first, second, and third quarters of 2026, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

HAL Q3 2026 FORM 10-Q | 12

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements

Millions of dollars	Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2024	$2,662	$79	$(6,214)	$14,332	$(353)	$42	$10,548
Comprehensive income (loss):
Net income (loss)	—	—	—	204	—	(1)	203
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Cash dividends ($0.17 per share)	—	—	—	(147)	—	—	(147)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(1)	(24)	83	—	—	—	58
Other	—	4	—	—	—	1	5
Balance at March 31, 2025	$2,661	$59	$(6,383)	$14,389	$(359)	$42	$10,409
Comprehensive income:
Net income	—	—	—	472	—	8	480
Other comprehensive income	—	—	—	—	3	—	3
Cash dividends ($0.17 per share)	—	—	—	(145)	—	—	(145)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	—	(28)	88	—	—	—	60
Other	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025	$2,661	$31	$(6,547)	$14,716	$(356)	$42	$10,547
Comprehensive income:
Net income	—	—	—	18	—	2	20
Other comprehensive income	—	—	—	—	2	—	2
Cash dividends ($0.17 per share)	—	—	—	(144)	—	—	(144)
Stock repurchase program	—	—	(252)	—	—	—	(252)
Stock plans (a)	(2)	43	33	—	—	—	74
Other	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	$2,659	$74	$(6,766)	$14,590	$(354)	$43	$10,246

(a)
In the first, second, and third quarters of 2025, we issued common stock from treasury shares for stock options exercised, restricted stock grants, performance shares under our performance unit program, and purchases under our employee stock purchase plan.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
7.3 million shares of our common stock under the program during the three months ended September 30, 2026 for $252 million.
Approximately $1.5 billion remained authorized for repurchases under the program as of September 30, 2026. From the inception of this program in February of 2006 through September 30, 2026, we repurchased 342 million shares of our common stock for a total cost of approximately $12.6 billion. We repurchased 11.3 million shares of our common stock under the program during the three months ended September 30, 2025 for approximately $252 million.
Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2026	2025
Cumulative translation adjustments	$(83)	$(81)
Defined benefit and other postretirement liability adjustments	(223)	(245)
Other	(36)	(37)
Total accumulated other comprehensive loss	$(342)	$(363)
HAL Q3 2026 FORM 10-Q | 13

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
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
Guarantee arrangements
In the normal course of business, we have in place agreements with financial institutions under which approximately
$3.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2026. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. None of these off-
balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
Note 10. Income per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Antidilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact was antidilutive.
A reconciliation of the number of shares used for the basic and diluted income per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2026	2025	2026	2025
Basic weighted average common shares outstanding	831	849	835	857
Dilutive effect of awards granted under our stock incentive plans	1	1	1	1
Diluted weighted average common shares outstanding	832	850	836	858

Antidilutive shares:
Weighted average options with exercise price greater than the average market price	5	8	5	9
Total antidilutive shares	5	8	5	9
Note 11. Fair Value of Financial Instruments
The carrying amount of cash and equivalents, receivables, and accounts payable, as reflected in the Condensed
Consolidated Balance Sheets, approximates fair value due to the short maturities of these instruments.
The carrying amount and fair value of our total debt is as follows:

	September 30, 2026				December 31, 2025
Millions of dollars	Level 1	Level 2	Total fair value	Carrying value	Level 1	Level 2	Total fair value	Carrying value
Total debt	$6,502	$96	$6,598	$7,162	$6,722	$357	$7,079	$7,158
In the first nine months of 2026, the total fair value of our debt decreased as a result of higher yields.
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
HAL Q3 2026 FORM 10-Q | 14

Table of Contents	Part I. Item 1 | Notes to Condensed Consolidated Financial Statements
Credit risk
The remaining CDSs we had previously entered into with third-party financial institutions related to borrowings provided by the financial institutions to one of our primary customers in Mexico matured during the third quarter of 2026.
Accordingly, there were no outstanding notional amounts as of September 30, 2026, compared to $592 million as of
December 31, 2025.
No derivative liabilities were outstanding as of September 30, 2026, and the fair value of the derivative liabilities as of
December 31, 2025 were not material to our financial condition.
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
HAL Q3 2026 FORM 10-Q | 15

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
•Completion and Production delivers cementing, stimulation, specialty chemicals, intervention, pressure control, artificial lift, and completion products and services. The segment consists of Artificial Lift, Cementing, Completion
Tools, Pipeline and Process Services, Production Enhancement, and Production Solutions. We completed the sale of a portion of our chemical business in the second quarter of 2026.
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
HAL Q3 2026 FORM 10-Q | 16

Table of Contents	Part I. Item 2 | Executive Overview
Market conditions
During the third quarter of 2026, oil and natural gas markets remained volatile due to geopolitical developments and global economic uncertainty. These factors continued to disrupt global oil supply and contribute to supply constraints.
Oil prices decreased in the third quarter of 2026 compared to the second quarter of 2026. The West Texas Intermediate
(WTI) crude oil price averaged approximately $87 per barrel during the third quarter of 2026, compared to approximately $96 per barrel during the second quarter of 2026, or a 9% decrease. The Brent crude oil price averaged approximately $96 per barrel during the third quarter of 2026, compared to approximately $103 per barrel during the second quarter, or a 7% decrease.
Higher commodity prices generally support customer activity and capital spending in the markets we serve, as operator investment decisions are often influenced by expectations regarding future commodity prices.
Trade tensions and tariffs continue to influence the global demand outlook, with varying impacts across end markets.
We continue to monitor and evaluate the effects of these on goods imported into the United States, developments related to trade policy and the potential effects of future tariff actions on our business, financial position, results of operations, and cash flows.
Globally, we continue to be impacted by inflationary cost increases, primarily related to logistics, chemicals, and cement, which we expect to persist for sometime. We manage these pressures through global procurement strategies, technology modifications, and sourcing efficiencies. As a standard practice, we generally seek to pass a portion of these cost increases on to our customers and believe we have effective solutions in place to minimize their operational impact.
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
HAL Q3 2026 FORM 10-Q | 17

Table of Contents	Part I. Item 2 | Executive Overview
Financial results
The following graph illustrates our revenue and operating margins for each operating segment for the third quarter of
2025 and 2026.
The following charts depict the revenue split between our two operating segments and our four primary geographic regions for the three months ended September 30, 2026.

Q3 2026 Revenue by Division
Drilling & Evaluation 46%
Completion & Production 54%

Q3 2026 Revenue by Region

Middle East/Asia
24%
North America
38%
Europe/Africa/CIS
18%
Latin America
20%

During the third quarter of 2026, we generated total company revenue of $5.7 billion, an increase of 2% as compared to the third quarter of 2025. We reported operating income of $624 million, including a pre-tax charge for impairments and other charges of $107 million, in the third quarter of 2026, as compared to operating income of $356 million in the third quarter of 2025, including impairments and other charges of $392 million.
Our Completion and Production segment revenue decreased 4% in the third quarter of 2026 as compared to the third quarter of 2025. This decrease was primarily driven by decreased stimulation activity in North America and lower completion tool sales in Middle East/Asia.
Our Drilling and Evaluation segment revenue increased 10% in the third quarter of 2026 as compared to the third quarter of 2025. This increase was primarily driven by improved drilling related services in North America and Europe and higher activity across multiple product service lines in Latin America.
Our North America revenue decreased 9% in the third quarter of 2026 as compared to the third quarter of 2025. This decrease was primarily driven by lower stimulation activity in the region and reduced specialty chemicals in U.S. Land as a result of the sale of a portion of our chemical business.
Internationally, revenue increased 9% in the third quarter of 2026 as compared to the third quarter of 2025, largely driven by multiple product service lines in Europe/Africa/CIS and Latin America.
Our operating performance and liquidity are described in more detail in “Liquidity and Capital Resources” and
“Business Environment and Results of Operations.”
HAL Q3 2026 FORM 10-Q | 18

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, we had $1.8 billion of cash and equivalents, compared to $2.2 billion of cash and equivalents at December 31, 2025.
Significant sources and uses of cash during the first nine months of 2026
Sources of cash:
•Cash flows from operating activities were $1.5 billion. Working capital, which consists of receivables, inventories, and accounts payable, had a negative impact of $517 million.
Uses of cash:
•Capital expenditures were $693 million.
•We repurchased 15.2 million shares of our common stock for $558 million, which includes the excise tax payment for prior year share repurchases.
•We paid $426 million of dividends to our shareholders.
•We paid $111 million on the purchase of investment securities.
•We paid $107 million to acquire businesses.
•We paid $101 million primarily in connection with the purchase of an equity investment.
Future sources and uses of cash
We manufacture most of our own equipment, which provides us with some flexibility to increase or decrease our capital expenditures based on market conditions. We still expect capital spending for 2026 to be approximately $1.1 billion. We believe this level of spending will enable continued investment in our core strategic technologies and businesses, including the international expansion of our artificial lift, unconventionals, production services, and drilling technologies. We will continue to maintain capital discipline and monitor the rapidly changing market dynamics, and we may adjust our capital spending accordingly.
While we maintain focus on liquidity and debt reduction, we are also focused on providing cash returns to our shareholders. Our quarterly dividend rate is $0.17 per common share, or approximately $141 million. In 2023, our Board approved a capital return framework with a goal of returning at least 50% of our annual free cash flow to shareholders through dividends and share repurchases, and we expect our returns to shareholders will be in line with that framework for 2026.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. We repurchased
7.3 million shares of common stock during the third quarter of 2026 under this program. Approximately $1.5 billion remained authorized for repurchases as of September 30, 2026 and may be used for open market and other share purchases.
During 2023, we began our migration to SAP S4, which will be completed in the fourth quarter of 2026. For the nine months ended September 30, 2026, we incurred $130 million in expense on our SAP S4 migration and expect the estimated cost to be approximately $34 million in the fourth quarter of 2026. We believe the new system will provide important efficiency benefits, cost savings, enhanced visibility to our operations, and advanced analytics that will benefit us and our customers.
We may, from time to time, redeem, repurchase, or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do
so.
Other factors affecting liquidity
Financial condition in current market. As of September 30, 2026, we had $1.8 billion of cash and equivalents and $3.5 billion of available committed bank credit under our revolving credit facility, with an expiration date of August 16, 2030. We believe we have a manageable debt maturity profile, with approximately $90 million due February 2027. Furthermore, we have no financial covenants or material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We believe our cash on hand, cash flows generated from operations, and our available credit facility will provide sufficient liquidity to address expected global cash needs, including capital expenditures, working capital investments, shareholder returns, if any, debt repurchases, if any, and scheduled interest and principal payments, in the short term and long term.
HAL Q3 2026 FORM 10-Q | 19

Table of Contents	Part I. Item 2 | Liquidity and Capital Resources
Guarantee agreements. In the normal course of business, we have agreements with financial institutions under which approximately $3.5 billion of letters of credit, bank guarantees, or surety bonds were outstanding as of September 30, 2026.
Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization;
however, none of these triggering events have occurred. As of September 30, 2026, we had no material off-balance sheet liabilities and were not required to make any material cash distributions to our unconsolidated subsidiaries.
The remaining CDSs we had previously entered into with third-party financial institutions related to borrowings provided by the financial institutions to one of our primary customers in Mexico matured during the third quarter of 2026, resulting in no outstanding notional amounts as of September 30, 2026, compared to $592 million as of December 31, 2025.
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
Receivables from our primary customer in Mexico accounted for approximately 8% of our total receivables as of
September 30, 2026 and 7% as of December 31, 2025. While we have experienced payment delays from this customer in
Mexico, the amounts are not in dispute and we have not historically had, and we do not expect, any material write-offs due to collectability of receivables from this customer.
HAL Q3 2026 FORM 10-Q | 20

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We operate in more than 70 countries throughout the world and provide a broad range of services and products to the energy industry. Our revenue is generated from the sale of services and products to major, national, and independent oil and natural gas companies worldwide. The industry we serve is highly competitive, with numerous competitors across each of our business segments. Based on the location of services provided and products sold, 37% and 39% of our consolidated revenue was attributable to the United States during the nine months ended September 30, 2026 and 2025, respectively. No other country accounted for more than 10% of our revenue for those periods.
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
and global rig activity, which are summarized in the tables below.
The table below shows the average prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent crude oil, and Henry Hub natural gas.

	Three Months Ended		Year Ended
	September 30,		December 31,
	2026	2025	2025
Oil Price - WTI (1)	$87.22	$65.74	$65.46
Oil Price - Brent (1)	96.33	68.97	69.10
Natural Gas Price - Henry Hub (2)	2.87	3.03	3.53

(1)	Oil prices measured in dollars per barrel.
(2)	Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu.
              The historical average rig counts based on the weekly Baker Hughes rig count data were as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2026	2025	2026	2025	2025
US Land	577	526	550	552	546
US Offshore	12	14	14	14	15
Canada	205	178	188	174	175
North America	794	718	752	740	736
International	1,107	1,080	1,082	1,086	1,080
Worldwide Total	1,901	1,798	1,834	1,826	1,816

HAL Q3 2026 FORM 10-Q | 21

Table of Contents	Part I. Item 2 | Business Environment and Results of Operations
Business outlook
With the volatility of the oil and natural gas markets, we expect customer spending to remain focused on capital discipline, production optimization, and operational efficiency across both international and North America markets. At the same time, efforts to restore production, rebuild inventories and strengthen energy security are expected to drive growth for oilfield services.
Outside of the Middle East, our international businesses continue to demonstrate strong performance relative to recent years. We expect activity growth to be led by production services, drilling, unconventionals, and artificial lift. We believe these markets will grow faster than the industry as a whole, supported by customer investment in development projects, production capacity maintenance, and selected offshore and strategic energy projects. We remain focused on optimizing asset utilization and generating appropriate returns on our investments. During the third quarter, we re-established our operations in Venezuela and expect customer activity to increase as opportunities develop.
Operations in certain Middle East markets continue to be affected by ongoing geopolitical developments, including periodic operational disruptions, persistent inflationary pressures that we expect to continue for some time, reduced activity in some areas, and higher logistics and supply chain costs. While activity levels have shown signs of recovery in certain Middle
East markets, the pace and breadth of that recovery remain uncertain and continue to be influenced by geopolitical developments across the region.
In North America, customer activity remains focused on maximizing returns and improving operating efficiency within existing capital budgets. We remain focused on reducing exposure to commoditized activity and differentiating through technology. Over the long term, we expect North America to remain critical for global energy security, which will require performance-driven technology and greater service intensity.
While current industry fundamentals remain generally supportive of customer activity, the outlook for our business remains subject to uncertainty. Customer spending and activity levels may be affected by volatility in oil and natural gas prices, changes in global supply and demand balances, inflationary pressures, supply chain constraints, the availability of capital, geopolitical developments, trade policies, sanctions, and regulatory actions. These factors may impact the timing and scope of customer projects and demand for our services and products.
HAL Q3 2026 FORM 10-Q | 22

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
RESULTS OF OPERATIONS IN 2026 COMPARED TO 2025
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended
	September 30,		Favorable	Percentage
Millions of dollars	2026	2025	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$3,089	$3,223	$(134)	(4)%
Drilling and Evaluation	2,614	2,377	237	10
Total revenue	$5,703	$5,600	$103	2%
By geographic region:
North America	$2,160	$2,364	$(204)	(9)%
Latin America	1,122	996	126	13
Europe/Africa/CIS	1,016	828	188	23
Middle East/Asia	1,405	1,412	(7)	—
Total revenue	$5,703	$5,600	$103	2%

Operating income:
By operating segment:
Completion and Production	$457	$514	$(57)	(11)%
Drilling and Evaluation	391	348	43	12
Total operations	848	862	(14)	(2)
Corporate and other	(75)	(64)	(11)	(17)
SAP S4 upgrade expense	(42)	(50)	8	16
Impairments and other charges	(107)	(392)	285	n/m
Total operating income	$624	$356	$268	75%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the third quarter of 2026 was $3.1 billion, a decrease of $134 million, or 4%, when compared to the third quarter of 2025. Operating income in the third quarter of 2026 was $457 million, a decrease of $57 million, or 11%, when compared to the third quarter of 2025. These decreases were primarily driven by decreased stimulation activity in North America and lower completion tool sales in Middle East/Asia. Partially offsetting these decreases were higher completion tool sales in Europe and improved activity across multiple product service lines in Africa.
Drilling and Evaluation
Drilling and Evaluation revenue in the third quarter of 2026 was $2.6 billion, an increase of $237 million, or 10%, when compared to the third quarter of 2025. Operating income in the third quarter of 2026 was $391 million, an increase of $43 million, or 12%, when compared to the third quarter of 2025. These increases were primarily driven by higher activity across multiple product service lines in Latin America and improved drilling related services in North America and Europe.
In the third quarter of 2026, results in both of our operating segments reflected continued recovery in activity following disruptions related to the geopolitical conflict in the Middle East, partially offset by ongoing inflationary pressures on operating costs in the region.
HAL Q3 2026 FORM 10-Q | 23

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
Geographic Regions
North America
North America revenue in the third quarter of 2026 was $2.2 billion, a 9% decrease compared to the third quarter of
2025. This decrease was primarily driven by lower stimulation activity in the region and decreased specialty chemicals in U.S.
Land as a result of the sale of a portion of our chemical business. Partially offsetting these decreases was higher well construction activity in U.S. Land.
Latin America
Latin America revenue in the third quarter of 2026 was $1.1 billion, a 13% increase compared to the third quarter of
2025. This increase was primarily driven by higher activity across multiple product service lines in Mexico, increased stimulation activity in Argentina, and improved project management activity in Ecuador.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the third quarter of 2026 was $1.0 billion, a 23% increase compared to the third quarter of 2025. This increase was primarily driven by improved completion tool sales and drilling related services in Norway, higher activity across multiple product service lines in Nigeria, and increased pipeline services and stimulation activity in Angola.
Middle East/Asia
Middle East/Asia revenue in the third quarter of 2026 was $1.4 billion, flat compared to the third quarter of 2025.
These results were primarily driven by decreased activity across multiple product service lines in Iraq and Qatar, and lower completion tool sales in Saudi Arabia. Offsetting these decreases was higher activity across multiple product service lines in
Saudi Arabia and the United Arab Emirates (UAE).
Other Operating Items
Corporate and Other. During the three months ended September 30, 2026, Corporate and Other expense totaled $75 million, which was an increase of $11 million, or 17%, as compared to the three months ended September 30, 2025. This increase was primarily attributable to higher executive compensation costs and increased amortization expense related to recent acquisitions.
SAP S4 Upgrade Expense. As previously mentioned, during 2023, we began our migration to SAP S4, which will be completed in the fourth quarter of 2026. During the third quarter of 2026 and 2025, we recognized $42 million and $50 million of expense on our SAP S4 migration, respectively.
Impairments and Other Charges. During the three months ended September 30, 2026, we recognized a pre-tax charge of $107 million recorded in impairments and other charges due to severance costs, inventory costs and write-downs, and fixed and other assets write-offs, partially offset by a gain resulting from the sale of a portion of our shares in an equity investment.
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
Income Tax Provision. During the three months ended September 30, 2026, we recorded a total income tax provision of $94 million on a pre-tax income of $513 million, resulting in an effective tax rate of 18.3% for the quarter. During the three months ended September 30, 2025, we recorded a total income tax provision of $199 million on a pre-tax income of $219 million, resulting in an effective tax rate of 90.9% for the quarter.
HAL Q3 2026 FORM 10-Q | 24

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (QTD)
Internal Revenue Service Notice of Proposed Adjustment. We are subject to taxes in the United States and in numerous jurisdictions where we operate or where our subsidiaries are organized. Our tax returns are routinely subject to examination by the taxing authorities in the jurisdictions where we file tax returns. In most cases we are no longer subject to examination by tax authorities for years before 2014. The only significant operating jurisdiction that has tax filings under review or subject to examination by the tax authorities is the United States. Our United States federal income tax filings for tax years 2016 through
2024, including carry back of 2016 net operating losses to 2014, are currently under review or remain open for review by the
Internal Revenue Service (IRS).
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
including future capital expenditures, working capital investments, and scheduled debt repayments, or our ability to return cash to shareholders, even if a final determination of the matter is reached that is adverse to us.
HAL Q3 2026 FORM 10-Q | 25

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (YTD)
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,		Favorable	Percentage
Millions of dollars	2026	2025	(Unfavorable)	Change
Revenue:
By operating segment:
Completion and Production	$9,307	$9,514	$(207)	(2)%
Drilling and Evaluation	7,512	7,013	499	7
Total revenue	$16,819	$16,527	$292	2%
By geographic region:
North America	$6,572	$6,859	$(287)	(4)%
Latin America	3,335	2,869	466	16
Europe/Africa/CIS	2,891	2,423	468	19
Middle East/Asia	4,021	4,376	(355)	(8)
Total revenue	$16,819	$16,527	$292	2%

Operating income:
By operating segment:
Completion and Production	$1,370	$1,558	$(188)	(12)%
Drilling and Evaluation	1,080	1,012	68	7
Total operations	2,450	2,570	(120)	(5)
Corporate and other	(227)	(196)	(31)	(16)
SAP S4 upgrade expense	(130)	(112)	(18)	(16)
Impairments and other charges	(12)	(748)	736	n/m
Total operating income	$2,081	$1,514	$567	37%
n/m = not meaningful
Operating Segments
Completion and Production
Completion and Production revenue in the first nine months of 2026 was $9.3 billion, a decrease of $207 million, or
2%, when compared to the first nine months of 2025. Operating income for the segment in the first nine months of 2026 was
$1.4 billion, a decrease of $188 million, or 12%, when compared to the first nine months of 2025. These decreases were primarily related to lower stimulation activity in North America and decreased activity across multiple product service lines in the Middle East. Partially offsetting these decreases were higher completion tool sales and pressure pumping services in
Europe/Africa/CIS and increased stimulation activity in Latin America.
Drilling and Evaluation
Drilling and Evaluation revenue in the first nine months of 2026 was $7.5 billion, an increase of $499 million, or 7%, when compared to the first nine months of 2025. Operating income for the segment in the first nine months of 2026 was $1.1 billion, an increase of $68 million, or 7%, when compared to the first nine months of 2025. These increases were primarily driven by improved activity across multiple product service lines in Latin America and increased drilling related services in
North America and Europe. Partially offsetting these increases was decreased activity across multiple product service lines in the Middle East.
In the first nine months of 2026, results in both of our operating segments were impacted by disruptions related to the geopolitical conflict in the Middle East and ongoing inflationary pressures on operating costs in the region.
HAL Q3 2026 FORM 10-Q | 26

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (YTD)
Geographic Regions
North America
North America revenue in the first nine months of 2026 was $6.6 billion, a 4% decrease compared to the first nine months of 2025. This decrease was primarily driven by lower stimulation activity in the region and decreased specialty chemicals in U.S. Land as a result of the sale of a portion of our chemical business. Partially offsetting these decreases was higher well construction activity in U.S. Land.
Latin America
Latin America revenue in the first nine months of 2026 was $3.3 billion, a 16% increase compared to the first nine months of 2025. This increase was primarily driven by higher activity across multiple product service lines in Ecuador and the
Caribbean and increased stimulation activity in Argentina. Partially offsetting these increases was lower well construction activity in Mexico.
Europe/Africa/CIS
Europe/Africa/CIS revenue in the first nine months of 2026 was $2.9 billion, a 19% increase compared to the first nine months of 2025. This increase was primarily driven by higher activity across multiple product service lines in Angola and
Nigeria and increased drilling related services and completion tool sales in Norway.
Middle East/Asia
Middle East/Asia revenue in the first nine months of 2026 was $4.0 billion, an 8% decrease compared to the first nine months of 2025. This decrease was primarily driven by lower activity across multiple product service lines in Saudi Arabia,
Qatar, and Iraq due to conflict-related disruptions. Partially offsetting these decreases was improved activity across multiple product service lines in the UAE.
Other Operating Items
Corporate and Other. During the nine months ended September 30, 2026, Corporate and Other expense totaled $227 million, which was an increase of $31 million, or 16%, as compared to the nine months ended September 30, 2025. This increase was primarily attributable to higher executive compensation costs and increased amortization expense related to recent acquisitions.
SAP S4 Upgrade Expense. As previously mentioned, during 2023 we began our migration to SAP S4, which will be completed in the fourth quarter of 2026. During the nine months ended September 30, 2026 and 2025, we recognized $130 million and $112 million of expense on our SAP S4 migration, respectively.
Impairments and Other Charges. During the nine months ended September 30, 2026, we recognized a pre-tax charge of $12 million in impairments and other charges due to severance costs, inventory costs and write-downs, fixed and other assets write-offs, substantially offset by gains on equity investments, and other credits primarily due to government refund recovery.
During the nine months ended September 30, 2025, we took a pre-tax charge of $748 million primarily related to severance costs, fixed and other assets write-offs, an impairment of assets held for sale, an impairment of facility closures and lease terminations, a reserve release related to a cybersecurity incident, a gain on an equity investment and other items, primarily related to legacy environmental remediation cost estimate increases. See Notes to Condensed Consolidated Financial
Statements, Note 2. Impairments and Other Charges for further discussion of these charges.
Nonoperating Items
Pension Settlement Charges from Plan Terminations. During the nine months ended September 30, 2026, the
Company entered into agreements to transfer certain defined benefit pension obligations to third-party insurers in connection with plan terminations. As a result, the Company recognized approximately $23 million of non-cash pension settlement charges, primarily related to the acceleration of actuarial losses previously recorded in accumulated other comprehensive income. This is included in “Other, net” on the Condensed Consolidated Statements of Operations.
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
HAL Q3 2026 FORM 10-Q | 27

Table of Contents	Part I. Item 2 | Results of Operations in 2026 Compared to 2025 (YTD)
Income Tax Provision. During the nine months ended September 30, 2026, we recorded a total income tax provision of
$325 million on a pre-tax income of $1.7 billion, resulting in an effective tax rate of 18.6%. The effective tax rate for this period was primarily impacted by the release of a valuation allowance in the amount of $32 million related to changes in deferred tax asset realizability. During the nine months ended September 30, 2025, we recorded a total income tax provision of
$433 million on pre-tax income of $1.1 billion, resulting in an effective tax rate of 38.1%. The effective tax rate for this period was primarily impacted by the additional valuation allowance recognized on our deferred tax assets, the pre-tax charge for impairments and other charges, and an impairment of an investment in Argentina.
HAL Q3 2026 FORM 10-Q | 28

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
Item 4. Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the quarter ended
September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
HAL Q3 2026 FORM 10-Q | 29

Table of Contents	Part II. Item 1 | Legal Proceedings
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Notes to Condensed Consolidated Financial Statements, Note 9 for further information regarding legal proceedings.
Item 1(a). Risk Factors.
As of September 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (b)
July 1 - 31	3,119,924	$33.52	2,945,500	$1,650,496,902
August 1 - 31	2,405,441	$33.85	2,376,701	$1,570,031,337
September 1 - 30	2,046,484	$35.06	2,027,719	$1,498,954,889
Total	7,571,849	$34.04	7,349,920

(a)
Of the 7,571,849 shares purchased during the three-month period ended September 30, 2026, 221,929 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to repurchase common stock.

(b)
Our Board of Directors has authorized a program to repurchase a specified dollar amount of our common stock from time to time.
On July 21, 2014, our Board of Directors announced that it had approved an increase in the total available outstanding authorization for repurchases to $6.0 billion. Approximately $1.5 billion remained authorized for repurchases as of September 30,
2026. From the inception of this program in February of 2006 through September 30, 2026, we repurchased approximately 342 million shares of our common stock for a total cost of approximately $12.6 billion. The program may be terminated or suspended at any time and does not have a specified expiration date.

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
Item 5. Other Information.
During the quarter ended September 30, 2026, the following officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no trading arrangements were adopted or terminated by directors of the Company.

Reporting Officer	Title	Reporting Action	Plan Adoption Date	Plan End Date	Aggregated Shares Covered	Intended to Satisfy Rule 10b5-1?
Jill D. Sharp	Senior Vice President, Internal Assurance Services	Plan Adoption	8/5/2026	5/19/2027	50,930	Yes
HAL Q3 2026 FORM 10-Q | 30

Table of Contents	Part II. Item 6 | Exhibits
Item 6. Exhibits.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	95	Mine Safety Disclosures.

*	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	*	Filed with this Form 10-Q.
	**	Furnished with this Form 10-Q.

HAL Q3 2026 FORM 10-Q | 31

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
Date: October 23, 2026